Form 10-Q
period 1996-03-31
RIDDELL SPORTS INC
filed 1996-05-15
CIK 874786

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED MARCH 31, 1996


                        Commission file number: 0-19298



                              RIDDELL SPORTS INC.
            (Exact name of registrant as specified in its charter)


                DELAWARE                                22-2890400
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                Identification No.)


                  900 THIRD AVENUE, NEW YORK, NEW YORK, 10022
             (Address of principal executive offices)  (Zip code)

                                (212) 826-4300
             (Registrant's telephone number, including area code)


                                NOT APPLICABLE
                   (Former name, former address and former
                  fiscal year, if changed since last report)



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
   1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
        such filing requirements for the past 90 days.Yes [ X ]No [   ]


 Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                  8,067,985 Common Shares as of May 14, 1996

                              RIDDELL SPORTS INC.

                                     INDEX

                                                                     Page
                                                                     -----

     Form 10-Q  Cover Page  . . . . . . . . . . . . . . . . . . .      1


     Form 10-Q  Index . . . . . . . . . . . . . . . . . . . . . .      2


     Part I. Financial Information:

       Item 1. Financial Statements:
                 Consolidated Balance Sheets  . . . . . . . . . .      3

                 Consolidated Statements of Operations  . . . . .      4

                 Consolidated Statements of Shareholders' Equity       5

                 Consolidated Statements of Cash Flows  . . . . .      6

                 Notes to Consolidated Financial Statements . . .      7

       Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations  .     12


     Part II.   Other Information

       Item 1.  Legal Proceedings   . . . . . . . . . . . . . . .     15

       Item 2.  Changes in Securities   . . . . . . . . . . . . .     17

       Item 3.  Defaults upon Senior Securities   . . . . . . . .     17

       Item 4.  Submission of Matters to a Vote of Security Holders   17

       Item 5.  Other Information   . . . . . . . . . . . . . . .     17

       Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . .     17


     Signatures   . . . . . . . . . . . . . . . . . . . . . . . .     18

Part 1.   FINANCIAL INFORMATION
Item 1.   FINANCIAL STATEMENTS

                                  RIDDELL SPORTS INC. AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS

                                                                               March 31,     December 31,
                                                                                 1996             1995
                                                                             -------------   --------------
                                                ASSETS
Current assets:
  Cash      . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $     243,257   $      615,081
  Accounts receivable, trade, less allowance for doubtful
    accounts ($721,000 and $620,000 respectively)   . . . . . . . . . . .       20,415,475       14,099,028
  Inventories (Note 3)  . . . . . . . . . . . . . . . . . . . . . . . . .       14,781,597       14,425,882
  Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . .        5,890,090        6,815,009
  Other receivables   . . . . . . . . . . . . . . . . . . . . . . . . . .          327,836          358,769
                                                                             -------------   --------------
           Total current assets . . . . . . . . . . . . . . . . . . . . .       41,658,255       36,313,769
Property, plant and equipment, less accumulated
  depreciation ($3,374,361 and $3,278,807, respectively)  . . . . . . . .        3,299,795        2,966,494
Intangibles and deferred charges, less accumulated
  amortization ($8,946,585 and $8,548,485, respectively)  . . . . . . . .       34,343,431       34,741,533
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          102,693          102,893
                                                                             -------------   --------------
                                                                              $ 79,404,174     $ 74,124,689
                                                                             =============   ==============

                                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt   . . . . . . . . . . . . . . . . . .    $   5,170,199   $    1,141,572
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . .        6,175,502        6,304,289
  Accrued liabilities   . . . . . . . . . . . . . . . . . . . . . . . . .        7,821,355        9,581,548
                                                                             -------------   --------------
           Total current liabilities  . . . . . . . . . . . . . . . . . .       19,167,056       17,027,409
Long-term debt, less current portion:
  Shareholders and related parties  . . . . . . . . . . . . . . . . . . .        1,309,834        1,309,834
  Banks and other   . . . . . . . . . . . . . . . . . . . . . . . . . . .       24,154,893       22,290,398
                                                                             -------------   --------------
                                                                                25,464,727       23,600,232
Deferred taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,050,000        1,990,000
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .        6,530,151        6,605,206
Contingent liabilities (Note 4)

Shareholders' equity
  Preferred stock, $.01 par; authorized 1,000,000 shares; none issued
  Common stock, $.01 par; authorized 20,000,000 shares; issued
    and outstanding 8,067,985 and 8,067,985 shares, respectively  . . . .           80,680           80,680
  Capital in excess of par  . . . . . . . . . . . . . . . . . . . . . . .       31,456,912       31,456,912
  Accumulated deficit   . . . . . . . . . . . . . . . . . . . . . . . . .       (5,345,352)      (6,635,750)
                                                                             -------------   --------------
                                                                                26,192,240       24,901,842
                                                                             -------------   --------------
                                                                              $ 79,404,174     $ 74,124,689
                                                                             =============   ==============


                         See notes to consolidated financial statements

                                  RIDDELL SPORTS INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                     Three Months Ended
                                                                         March 31,
                                                              ---------------------------------
                                                                  1996                1995
                                                              --------------     --------------
Net revenues:
  Net sales                                                    $  19,036,101       $ 15,975,676
  Royalty income  . . . . . . . . . . . . . . . . . . . . .          807,585          1,039,580
                                                              --------------     --------------
                                                                  19,843,686         17,015,256
Cost of sales . . . . . . . . . . . . . . . . . . . . . . .       10,210,492          8,494,301
                                                              --------------     --------------
Gross profit  . . . . . . . . . . . . . . . . . . . . . . .        9,633,194          8,520,955
Selling, general and administrative expenses  . . . . . . .        6,991,449          6,095,926
Product liability expense . . . . . . . . . . . . . . . . .          664,133            661,250
                                                              --------------     --------------
Income from operations  . . . . . . . . . . . . . . . . . .        1,977,612          1,763,779
Interest expense  . . . . . . . . . . . . . . . . . . . . .          627,214            621,383
                                                              --------------     --------------
Income before taxes . . . . . . . . . . . . . . . . . . . .        1,350,398          1,142,396
Income taxes  . . . . . . . . . . . . . . . . . . . . . . .           60,000             51,000
                                                              --------------     --------------
Net income                                                       $ 1,290,398        $ 1,091,396
                                                              ==============     ==============

Net earnings per share  . . . . . . . . . . . . . . . . . .          $  0.15            $  0.14
                                                              ==============     ==============


                            See notes to consolidated financial statements

                                  RIDDELL SPORTS INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                 Retained
                                           Common Stock          Capital         earnings           Total
                                      --------------------      in excess      (Accumulated     Shareholders'
                                      Shares       Amount        of par           deficit)         equity
                                     ----------   --------    --------------   -------------   ---------------
For the three months ended March 31, 1995:

  Balance, December 31, 1994  . . .   8,039,742    $80,397       $31,457,195     $(7,106,284)      $24,431,308

  Shares issued in connection
    with a 1994 acquisition   . . .      28,243        283              (283)                             -0-

  Net income for the period   . . .                                                1,091,396         1,091,396
                                     ----------   --------    --------------   -------------   ---------------
  Balance, March 31, 1995   . . . .   8,067,985    $80,680       $31,456,912     $(6,014,888)      $25,522,704
                                     ==========   ========    ==============   =============   ===============



For the three months ended March 31, 1996:

  Balance, December 31, 1995  . . .   8,067,985    $80,680       $31,456,912     ($6,635,750)      $24,901,842

  Net income for the period   . . .                                                1,290,398         1,290,398
                                     ----------   --------    --------------   -------------   ---------------
  Balance, March 31, 1996   . . . .   8,067,985    $80,680       $31,456,912     ($5,345,352)      $26,192,240
                                     ==========   ========    ==============   =============   ===============



                             See notes to consolidated financial statements

                               RIDDELL SPORTS INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Three Months Ended
                                                                         March 31,
                                                               --------------------------------
                                                                  1996                1995
                                                              --------------     --------------
Cash flows from operating activities:
    Net income    . . . . . . . . . . . . . . . . . . . . .     $ 1,290,398        $  1,091,396
    Adjustments to reconcile net income to net
     cash used in operating activities:
       Depreciation and amortization  . . . . . . . . . . .          493,656            549,915
       Provision for losses on accounts receivable  . . . .          153,651             65,100
       Deferred taxes . . . . . . . . . . . . . . . . . . .           60,000             51,000
       Changes in assets and liabilities (net
       of effects from acquisitions):
         (Increase) decrease in:
           Accounts receivable, trade   . . . . . . . . . .       (6,470,098)       ( 6,972,009)
           Inventories  . . . . . . . . . . . . . . . . . .         (355,715)        (1,415,335)
           Prepaid expenses   . . . . . . . . . . . . . . .          924,919            930,707
           Other receivables  . . . . . . . . . . . . . . .           30,933            625,514
           Other assets   . . . . . . . . . . . . . . . . .              200            (17,091)
         Increase (decrease) in:
           Accounts payable   . . . . . . . . . . . . . . .         (128,787)          (420,189)
           Accrued liabilities  . . . . . . . . . . . . . .       (1,760,193)        (1,464,769)
           Other liabilities  . . . . . . . . . . . . . . .          (75,055)           (64,764)
                                                              --------------     --------------
               Net cash used in operating activities  . . .       (5,836,091)        (7,040,525)
                                                              --------------     --------------
Cash flows from investing activities:
  Capital expenditures  . . . . . . . . . . . . . . . . . .         (428,855)           (63,687)
  Acquisitions  . . . . . . . . . . . . . . . . . . . . . .               -            (631,670)
                                                              --------------     --------------
               Net cash used in investing activities  . . .         (428,855)          (695,357)
                                                              --------------     --------------
Cash flows from financing activities:
  Net borrowings under line-of-credit agreement   . . . . .        6,034,693          8,361,218
  Principal payments on long-term debt:
    Banks and other   . . . . . . . . . . . . . . . . . . .         (141,571)          (554,094)
                                                              --------------     --------------
               Net cash provided by financing activities  .        5,893,122          7,807,124
                                                              --------------     --------------

Net increase in cash  . . . . . . . . . . . . . . . . . . .         (371,824)            71,242
Cash, beginning . . . . . . . . . . . . . . . . . . . . . .          615,081            190,325
                                                              --------------     --------------
Cash, ending                                                       $ 243,257          $ 261,567
                                                              ==============    ===============

Supplemental cash flow information:
     In January 1995, in connection with an acquisition, the Company incurred liabilities of $330,000. Cash paid for interest was $618,211 and $401,227 for the three month periods ended March 31, 1996 and 1995, respectively. Income tax payments, or refunds, were not significant for the periods ended March 31, 1996 and 1995.

                See notes to consolidated financial statements.

                     RIDDELL SPORTS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of presentation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. These statements are unaudited, and in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of the Company's consolidated financial position and the consolidated results of its operations and cash flows at March 31, 1996 and 1995 and for the periods then ended. Certain information and footnote disclosures made in the last Annual Report on Form 10-K have been condensed or omitted for these interim statements. Accordingly, these consolidated financial statements should be read in conjunction with the December 31, 1995 Annual Report on Form 10-K. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected during the remainder of 1996.

     Tax expense for both the 1996 and 1995 periods were reduced by the benefit of net operating loss carryforwards recognized during the periods. The recognition of these tax benefits had the effect of decreasing tax expense, and increasing net income, by approximately $460,000, or $0.05 per share, and $380,000, or $0.05 per share, for the three month periods ended March 31, 1996 and 1995, respectively.

2.   Earnings per share
     Earnings per share are based on the weighted average number of outstanding common shares and the assumed exercise of dilutive common stock options and warrants less the number of treasury shares assumed to be purchased from the proceeds of the assumed exercise. The number of treasury shares assumed to be purchased from the proceeds is based on the average market price of the Company's common stock for the period in computing primary earnings per share, and is based on the end of period market price of the Company's common stock, if higher than the average market price, in computing fully diluted earnings per share. For the three month period ended March 31, 1996, primary earnings per share was the same as fully diluted earnings per share due to rounding to the nearest cent. For the period ended March 31, 1995 common stock options or warrants were not considered dilutive. The primary weighted average number of common and equivalent shares outstanding was 8,456,962 and 8,067,985 for the three months ended March 31, 1996 and 1995, respectively. The fully diluted weighted average number of common and common equivalent shares outstanding was 8,597,909 and 8,067,985 for the three months ended March 31, 1996 and 1995, respectively.

3.   Inventories

     Inventories consist of the following:
                                March 31,     December 31,
                                   1996           1995
                               -----------    -----------
         Finished goods        $ 5,044,549    $ 4,904,058
         Work-in-process         4,252,964      4,043,217
         Raw materials           4,484,084      5,478,607
                               -----------    -----------
                               $14,781,597    $14,425,882
                               ===========    ===========

                         RIDDELL SPORTS INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

4.   Litigation matters and contingencies

     Recorded assets and liabilities

     In regards to the product liability and other litigation matters and contingencies discussed below, the Company has recorded certain liabilities and, in some cases, receivables for insurance recoveries. While these amounts are discussed in the remaining sections of this note, a summary of these amounts together with other items comprising the applicable balance sheet line items is as follows:

                                                           Other       Accrued liabilities   Other liabilities
                                                        Receivables         (Current)          (Non-Current)
                                                       -------------    -----------------   -----------------
March 31, 1996:
  Product liability matters:
     Future payments on settled cases                   $         -       $     1,200,000      $
                                                                                                    1,750,000
     Insurance recoveries and liabilities
       related to above                                      250,000              600,000                  -
     Reserves for pending and other contingencies                  -              900,000           4,200,000
                                                       -------------    -----------------   -----------------
        Totals for product liability matters                 250,000            2,700,000           5,950,000
  Provision for proposed settlement and other costs
     relating to fraudulent transfer litigation                                 1,900,000
  Other litigation contingency reserves                                           100,000
  Other (not related to litigation or contingencies)          77,836            3,121,355             580,151
                                                       -------------    -----------------   -----------------
                                                         $   327,836      $     7,821,355     $     6,530,151
                                                       =============    =================   =================
December 31, 1995:
  Product liability matters:
     Future payments on settled cases                   $         -       $     1,200,000     $     1,750,000
     Insurance recoveries and liabilities
       related to above                                      250,000              600,000                  -
     Reserves for pending and other contingencies                  -              900,000           4,200,000
                                                       -------------    -----------------   -----------------
        Totals for product liability matters                 250,000            2,700,000           5,950,000
  Provision for proposed settlement and other costs
     relating to fraudulent transfer litigation                                 1,900,000
  Other litigation contingency reserves                                           100,000
  Other (not related to litigation or contingencies)         108,769            4,881,548             655,206
                                                       -------------    -----------------   -----------------
                                                        $    358,769     $      9,581,548     $     6,605,206
                                                       =============    =================   =================

     Product liability:

     At March 31, 1996, a subsidiary of the Company was a defendant in 10 product liability suits relating to personal injuries allegedly related to the

                         RIDDELL SPORTS INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

use of Riddell helmets. The ultimate outcome of these claims, or potential future claims, cannot presently be determined. The Company estimates that the uninsured portion of future costs and expenses related to these claims, and incurred but not reported claims, will amount to at least $5,100,000 and, accordingly, a reserve in this amount is included in the Consolidated Balance Sheet at March 31, 1996 as part of accrued liabilities and other liabilities. These reserves are based on estimates of losses and defense costs anticipated to result from such claims based on available information, including an analysis of historical data such as the rate of occurrence and the settlement amounts of past cases. However, due to the uncertainty involved with estimates actual results have at times varied substantially from earlier estimates and could do so in the future. Accordingly there can be no assurance that the ultimate costs of such claims will fall within the established reserves.

     The Consolidated Balance Sheets also include liabilities related to unpaid portions of cases settled in prior periods, as well as receivables for related insured portions of these amounts, at March 31, 1996 and December 31, 1995.


     MacGregor fraudulent transfer litigation:

     In April, 1996, the Company signed an agreement to settle certain "fraudulent transfer" litigation relating to the acquisition, made at the time the Company was formed, in 1988 of certain core businesses of the Company as well as a related 1989 acquisition. This litigation is described more fully in the following paragraphs. The settlement is subject to, among other things, approval by two bankruptcy courts. Under the proposed settlement the Company will pay approximately $1.4 million in the aggregate in exchange for the full settlement of all claims subject to the litigations. The Company had recorded a $1.9 million provision, as of December 31, 1995, for the proposed settlement as well as related expenses including anticipated costs of finalizing the settlement and obtaining court approval. The $1.9 million liability for this provision is reflected in the Consolidated Balance Sheets as part of accrued liabilities at March 31, 1996 and December 31, 1995.

     In 1993, MacGregor Sporting Goods, Inc. (now known as M. Holdings, Inc.) ("Mac I"), which filed for bankruptcy in March 1989, its Creditor's Committee, and the bankruptcy trustee of MacGregor Sports, Inc. had filed a complaint against the Company seeking rescission of, and/or monetary damages in excess of $28.5 million plus interest relating to, the Company's acquisitions from two of its former, second tier subsidiaries in 1988 and 1989 of the football helmet division, MacGregor trademark licensing business, and the non-football uses of the Riddell trademark for alleged failure to pay fair consideration at a time when Mac I was insolvent or as a result of which Mac I became insolvent or undercapitalized.

     In October 1994, the complaint was dismissed as time-barred. The court ordered the appointment of a trustee in Mac I's bankruptcy, but did not decide whether the trustee would be time-barred if it decided to take a similar

                                      <9>

                         RIDDELL SPORTS INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)


complaint against the Company. In March 1995, the newly appointed trustee in Mac I's bankruptcy, together with the bankruptcy trustee of MGS Acquisition, Inc. (collectively the "Trustees") filed a similar complaint against the Company. Additionally, Innovative Promotions, Inc. and certain other purported unsecured creditors of Mac I filed a complaint under state debtor and creditor law against the Company making similar allegations and claims as the actions described above, seeking rescission and/or damages in excess of $22 million. The Trustees intervened in the Mac I action and the Innovative action as plaintiffs, purportedly to preserve their rights in the event they lost their separate action.

     While the Company believes that the MacGregor fraudulent transfer litigation matters discussed above will be settled under the terms proposed by the settlement agreement, and for a total cost within the $1,900,000 provision discussed above, there can be no assurance that this will be the case. The settlement is subject to, among other things, approval by two bankruptcy courts. Furthermore, the Mac I creditor's committee has retained new counsel and is opposing the proposed settlement.


     Other contingencies and litigation matters:

     In connection with the Company's suit against its former President, Frederic Brooks, for alleged breaches of his consulting agreement and certain other matters, Mr. Brooks filed counterclaims against the Company. Mr. Brooks alleges the Company breached its indemnification obligations to him as a former officer and director of the Company in connection with the Company's action against Mr. Brooks, a purported class action (now settled), an action (now settled) against Mr. Brooks brought by certain stockholders of the Company, and the action brought by the MacGregor Bankruptcy Trustee, and seeks damages in excess of $1.85 million plus future attorneys' fees and interest. Mr. Brooks also seeks compensatory and punitive damages combined of at least $15 million against the Company, two of its officers and directors and an entity controlled by them for tortious interference with contract and prospective advantage and prima facie tort. Mr. Brooks has impleaded the Company's "Riddell" footwear licensee for contribution for all damages that may be assessed against him in the Company's suit against Mr. Brooks for certain alleged breaches of his consulting agreement relating to, among other things, alleged attempts to disparage and take control of the Company. In connection with a settlement of certain actions between the Company and its "Riddell" footwear licensee in early 1994, the Company agreed to indemnify the licensee and certain of its affiliates in the event they were so impleaded by Mr. Brooks into the Company's suit against Mr. Brooks for breach of his consulting agreement. In March 1996, Mr. Brooks filed a motion for summary judgement dismissing the claims against him and requesting consulting fees of $587,230 plus interest under his consulting agreement (which the Company has previously deposited in an escrow type account), and the Company filed a motion for partial summary judgement dismissing certain of Mr. Brook's claims against it and its affiliates. The Company believes Mr. Brooks' claims against the Company are without merit and intends to vigorously defend against them.

                         RIDDELL SPORTS INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

     In 1993, certain subsidiaries and an officer of a subsidiary of the Company were served with a complaint seeking compensatory and punitive damages exceeding $10 million. The complaint alleges violation of privacy, unfair competition, trademark infringement, breach of contract and other claims in connection with the Company's sale of umpire vests. The action was dismissed against the officer for lack of personal jurisdiction. The Company believes this case is without merit and intends to defend vigorously against it.

     In January 1995, the Company was named as a co-defendant in a complaint which alleges wrongful death, failure to warn and other things surrounding the death of a minor at one of the Company's facilities. The minor was involved in a fatal accident as he trespassed on the roof of the facility after hours. The complaint seeks unspecified monetary damages. The Company believes that it has meritorious defenses to this action and intends to vigorously defend against it. The defense of the matter has been assumed by the Company's general liability insurance carrier, subject to a reservation of rights and certain policy limits and deductibles.

     As discussed in previous reports, in a prior period the Company had established a liability reserve which represented the minimum future cost relating to certain of these litigation matters existing at the time, other than the MacGregor transfer litigation and product liability claims and including other matters since resolved. Certain other costs relating to such litigation matters has been charged against this reserve in prior periods reducing the balance of the reserve, which is included in accrued expenses, to $100,000 at December 31, 1995 and March 31, 1996. While the remaining balance, together with the $1,900,000 provision relating to the MacGregor fraudulent transfer litigation discussed above, represents an estimate of certain minimum costs likely to result from these litigation matters, other than product liability claims, the Company cannot estimate the full extent of a potential range of loss related to such litigation matters as their ultimate outcome cannot be presently determined.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

     Operations for the first quarter of 1996 resulted in net income of $1,290,398, or $0.15 per share compared to first quarter 1995 net income of $1,091,396, or $0.14 per share. Due to recent increases in the market value of the Company's stock, per share results for the first quarter of 1996 include the impact of certain common stock options and warrants which were considered dilutive for the quarter. The dilutive options and warrants represented approximately 500,000 net common stock equivalents for the first quarter of 1996, where as no options or warrants were considered dilutive for purposes of computing earnings per share for the first quarter of 1995. Tax expense for both the 1996 and 1995 periods were reduced by the benefit of net operating loss carryforwards recognized during the periods. The recognition of these tax benefits had the effect of decreasing tax expense by approximately $460,000, or $0.05 per share, and $380,000, or $0.05 per share, for the three month periods ended March 31, 1996 and 1995, respectively.

     The Company's overall increase in profitability is due to increased sales volume across most of the Company's product lines. These overall volume gains were partially offset by a $200,000 decrease in royalties from Riddell licensing. The impact of the volume gains was also offset in part by increased selling costs relating to increased salesman head count put in place during the second half of 1995 to support direct sales and increased promotional costs due to early incentive programs which were not in place during the year ago period. Also, the 1996 first quarter sales mix reflects a relatively high proportion of the quarter's sales growth stemming from products with lower margins than the Company's overall average.

     The effect of these factors are further described in the following discussion of operating results by line item together with other matters having a significant effect on the Company's results of operations.


     Revenues

     Total revenues for the three months ended March 31, 1996 increased by 17% to $19,843,686 from $17,015,256 for the three months ended March 31, 1995.

     Net sales of the Company's sports products and services segment increased by 19% to $19,036,101 for the three months ended March 31, 1996 from $15,975,676 during the comparable period of 1995. The Company experienced sales gains in most of its product lines, including overall increases in sales of competitive athletic products, sports collectible products and reconditioning services.

     Sales of competitive athletic products increased approximately $1.8 million or 35% in comparison to the first quarter of 1995. Sales of these products, principally football helmets and shoulder pads, to schools and other institutions reflects increased volume and unit prices stemming from our conversion to direct sales as discussed in prior reports. Increased first quarter 1996 sales have occurred as the Company gains experience under the new method of distribution and begins to benefit from several actions taken over recent months to increase institutional sales. These actions, discussed in prior reports, include increases in the number of salesmen calling on schools, more intensive sales training, incremental field sales managers, new sales incentive programs, and the introduction of additional athletic products including a more complete line of baseball equipment. The Company also benefitted from increased volume of competitive youth products which continue to be sold by independent dealers and distributors. The Company experienced an anticipated decline in sales of these products in 1995 as many dealers, no longer offered the Company's institutional product lines, stopped purchasing Riddell youth products. Sales of these products have increased as the Company has expanded its distribution through new dealers and distributors.

     Sales of sports collectible products for the first quarter of 1996 increased by approximately 27%, or $1.0 million, in comparison to first quarter 1995 levels. The sales increase was principally due to increased volume in sales of the Company's line of miniature helmets, including its new line of miniature hockey helmets which started shipping in late 1995. Sales of sports collectible products have been the strongest area of growth for the Company over the past two years, and these lines have become a significant part of the Company's business. The Company is continuing to maintain a high level of marketing emphasis on the sports collectible business.

      Sales of reconditioning services increased by 4%, or approximately $300,000, in the first quarter of 1996. This improvement was due to increased volume as well as moderate price increases.

     Royalty income from trademark licensing decreased by $231,995, or 22%, to $807,585 for the three months ended March 31, 1996 from $1,039,580 during the comparable period of 1995. This decrease was primarily attributable to a decline in royalties from the licensing of the Riddell trademark. The Company anticipates that Riddell licensing income will remain significantly below 1995 levels throughout 1996 for several reasons. As discussed in prior reports, the Company recently terminated a license for use of the Riddell trademark on certain athletic equipment. Second, assuming past due royalties are paid, the Company has agreed to revise a license for Riddell branded leisure apparel, including provisions reducing minimum royalties due under the license, in conjunction with the licensee's restructuring of its product lines. And finally, the Company's Riddell footwear licensee has filed for bankruptcy as discussed in prior reports. The licensee must continue to comply with the terms of the license, including payment of royalties. However, the Company has agreed to allow the licensee to offset certain amounts, which could exceed royalties otherwise due from the licensee over the next year. Royalties from licensing of the MacGregor trademark rights decreased 4%, or approximately $30,000, for the first quarter due to a decrease in royalties from Kmart.


     Gross Profit

     Gross profit for the quarter ended March 31, 1996 increased $1,112,239, or 13%, compared to the first quarter of 1995. An increase in gross profits from sports products and services was offset in part by the decline in royalty income from trademark licensing discussed above. While trademark licensing does have certain costs included in selling, general, and administrative expenses, there are no related costs which are deducted in arriving at gross profit. Accordingly, each increase or decrease in royalty income results in an equal change in gross profit.

     Gross profit attributable to sports products and services increased $1,344,234, or 18%, to $8,825,609 for the first quarter of 1996 from
$7,481,375 for 1995's first quarter. The increase in gross profits is due to the sales increases discussed above. Gross profit margin rates for the sports products and services segment remained relatively stable at 46.4% of sales for the quarter ended March 31, 1996 compared to 46.8% of sales for the quarter ended March 31, 1995. The sales increases did not result in an increase in margin rates which might otherwise be expected due to changes in product mix between the two quarters. This occurred as a portion of the sales volume increases involved products which carry lower gross margin rates than the overall average for the Company.

The 1996 quarter had a considerably larger mix of youth products, which carry lower gross margin rates than the Company's average. These products accounted for a portion of the sales volume increases in the quarter.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased to $6,991,449 for the quarter ended March 31, 1996 from $6,095,926 for the quarter ended March 31, 1995. The increase is attributable to higher levels of selling, marketing and promotional expenses relating to the Company's sales of competitive athletic products sold to schools and other institutions as well as overall increases in variable selling expenses relating to increased sales. The increases were incurred in taking certain actions to increase sales of competitive athletic products as discussed above under Revenues. General and administrative expenses were relatively stable between the periods. As a result of the sales volume increases and the stable general and administrative expenses, overall selling, general and administrative expenses decreased as a percentage of revenues from 35.8% of revenues for the first quarter of 1995 to 35.2% of revenues for the first quarter of 1996.

     Interest Expense

     Interest expense remained stable between the periods with an increase of under 1%. This reflects a decline in interest rates, in line with movements in the prime rate, which was offset by increases in average indebtedness related to the level of the Company's business volume.


CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION:

     The Company sells a portion of its competitive football products and reconditioning services on dated payment terms with payments from customers (primarily high schools and colleges in these cases) generally due the following July to October period. Accordingly, trade receivables increase throughout the year as sales are made on these dated payment terms. The increase in trade receivables continues throughout an annual cycle until reduced at the end of the cycle as the dated receivables become due. In order to finance the resulting large receivable levels, the Company maintains a revolving line of credit. The outstanding balance on the revolving line of credit generally follows the seasonal receivable cycle described above, increasing as the level of receivables increase until the fall of each year when collections of the dated receivables are used to reduce the outstanding balance on the line. The Company's current borrowing limits under the line of credit discussed above fluctuate throughout the year from a low of $20,000,000 to a high of $31,750,000 at predetermined points in time. The liability under the line is reflected on the Consolidated Balance Sheets as part of long-term debt, with the balance in excess of the annual borrowing limit low of $20,000,000 included in the current portion of long-term debt.

     Operations during recent years have resulted in periods of increased working capital demands due to volume growth in certain product lines and other changes in the Company's business. As discussed in prior reports the Company has been able to obtain modifications of its loan agreement with its bank over the past year to increase certain seasonal borrowing limits under the line of credit, as well as other changes the Company has required. The Company anticipates that its capital needs will continue to increase as its business volume grows. Accordingly, it is considering other sources of capital which may be available to supplement its banking relationship in a manner which would provide additional capital for growth, and has retained an investment banker in this regard. The Company is negotiating with institutional investors concerning a potential debt financing which would include the issuance of warrants to purchase the Company's stock. No assurances can be made that this additional financing will be obtained.




Part II.    OTHER INFORMATION

Item 1.   Legal Proceedings

Mac I Fraudulent Transfer Action and State Law Debtor and Creditor Claim

     In April, 1996 the Company signed an agreement to settle two fraudulent transfer suits involving Mac I and MGS in which the Company and certain others were named defendants. The proposed settlement requires the Company to pay the Mac I and MGS bankruptcy trustees (collectively, the Trustees ) an aggregate of $1.4 million, and releases the Company, its affiliates, its principal lender and others from all claims and liabilities in the litigations. The Company anticipates incurring significant legal and related expenses in connection with finalizing this settlement, and took a charge against 1995 earnings to establish a reserve for these costs. The agreement further provides for an injunction requiring the Trustees to satisfy any and all valid and enforceable claims arising out of or related to the Acquisitions out of the settlement proceeds. There are no assurances a final settlement will be reached because settlement is subject to, among other things approval of two bankruptcy courts. The parties to the litigation agreed to adjourn a hearing on the proposed settlement which was originally scheduled to commence in the New Jersey Bankruptcy Court on May 13, 1996. It is anticipated that the hearing will begin within the next few months and therefore, that the deadline for receipt of court approval will be extended beyond its initially scheduled date (May 30, 1996) to accommodate this adjournment. The Mac I creditors committee has retained counsel which is opposing the proposed settlement.

     Mac I had filed for bankruptcy protection in March 1989 in the United States Bankruptcy Court in New Jersey. Mac I, its creditors' committee and the bankruptcy trustee of MGS jointly brought an action against the Company, its principal lender, NBD Bank and others in the New Jersey Bankruptcy Court (Official Unsecured Creditors' Committee of MacGregor Sporting Goods, Inc. v. Riddell Sports Inc., No. 93-2214 (RG) (Bankr. D.N.J.)). By order dated November 3, 1994 the court dismissed this complaint as time-barred. The court also appointed a trustee in the bankruptcy of Mac I, but did not decide whether the trustee would be time-barred if it decided to bring a similar action against the Company and its lender. Plaintiffs in the action had sought monetary damages and/or the rescission of the acquisitions for, among other things, alleged failure to pay fair consideration at a time when Mac I was insolvent or as a result of which Mac I became insolvent or undercapitalized. The monetary damages alleged in connection with the Acquisitions exceeded $28.5 million. In addition to seeking monetary damages and\or rescission from the Company, the complaint sought to void the liens of NBD Bank in the property at issue.


     After the above action was dismissed, the Trustees commenced a substantially similar action against the Company in March of 1995 entitled, Bruce Levitt, Bankruptcy Trustee for MacGregor Sporting Goods, Inc., now known as M. Holdings, Inc., Paul Swanson, Bankruptcy Trustee for MGS Acquisition, Inc. v. Riddell Sports Inc., et al, No. 95-2261 (RG) (Bankr. D.N.J.) in the Chapter 11 bankruptcy case of Mac I (the "Levitt Action"). The Trustees' complaint sought monetary damages in an unspecified amount plus interest and\or rescission in connection with the Company's Acquisitions on the grounds, among others, that the Company allegedly failed to pay fair consideration at a time when Mac I was insolvent and\or undercapitalized. In addition to seeking monetary damages and\or rescission from the Company, the complaint sought to void the liens of NBD Bank in the property at issue. The complaint also seeks damages against the Board of Directors of Mac I for breaches of fiduciary duties to Mac I for failing to obtain fair consideration in connection with these transactions.

     In the other action subject to the settlement agreement, Innovative Promotions, Inc. and certain other purported unsecured creditors of Mac I initiated a state law debtor and creditor action against the Company which is now pending in the New Jersey Bankruptcy Court (Innovative Promotions, Inc. et al. v. Riddell Sports Inc. et al. (in re MacGregor Sporting Goods, Inc.), Adv. Proc. No. 94-2656(RG)). The plaintiffs in the Innovative action sought rescission of, and/or monetary damages in excess of $22 million exclusive of interest relating to the Company's Acquisitions for alleged failure to pay fair consideration at a time when Mac I was insolvent, or as a result of which Mac I became insolvent or undercapitalized. Plaintiffs also sought judgments voiding the liens of NBD Bank with respect to the assets. In March 1995, the Trustees joined as plaintiffs in the Innovative action purportedly to preserve their rights in the event they lost the Levitt Action.


Other

     The Company is also a defendant in certain product liability proceedings. See Note 4 of "Notes to Consolidated Financial Statements".

     The Company is also a defendant in certain other litigation described in
Item 3 of its Form 10-K for the year ended December 31, 1995.

Item 2.   Changes in Securities
          None


Item 3.   Defaults upon Senior Securities
          None


Item 4.   Submission of Matters to a Vote of Security Holders
          None


Item 5.   Other Information
          None


Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibit index:

     10.1 Employment Agreement dated as of March 7, 1996 between the Company and David Groelinger.

     11   Computation of Earnings Per Share

     27   Financial Data Schedule (submitted in electronic form to
          SEC only)


    (b)   Reports on Form 8-K

     1.    The Company filed a Form 8-K dated March 12, 1996 reporting, under item 5, the signing of a letter of intent to settle two fraudulent transfer actions against the Company and the appointment of the Chief Financial Officer.

     2.   The Company filed a Form 8-K dated April 10, 1996 reporting, under item 5, that a final settlement agreement was entered into, subject to certain conditions including court approval, in connection with the two fraudulent transfer actions pending against the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        RIDDELL SPORTS INC.


     Date:     May 14, 1996             By   /s/ DAVID MAUER
                                            -----------------------
                                             David Mauer
                                             President and
                                             Chief Executive Officer




     Date:     May 14, 1996             By   /s/ LAWRENCE F. SIMON
                                            ------------------------
                                             Lawrence F. Simon
                                             Senior Vice President
                                             (Principal Accounting Officer)