Form 10-Q
period 1996-06-30
RIDDELL SPORTS INC
filed 1996-08-09
CIK 874786

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED JUNE 30, 1996


                        Commission file number: 0-19298



                              RIDDELL SPORTS INC.
             (Exact name of registrant as specified in its charter)


           DELAWARE                          22-2890400
 (State or other jurisdiction             (I.R.S. Employer
      of incorporation or                Identification No.)
         organization)


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes [X]   No [  ]


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
                  8,067,985 Common Shares as of August 9, 1996

                              RIDDELL SPORTS INC.

                                     INDEX



                                                                        Page
                                                                        ----
     Form 10-Q  Cover Page  . . . . . . . . . . . . . . . . . . . . .    1


     Form 10-Q  Index . . . . . . . . . . . . . . . . . . . . . . . .    2


     Part I.  Financial Information:

       Item 1.   Financial Statements:
                Consolidated Balance Sheets . . . . . . . . . . . . .    3

                Consolidated Statements of Operations . . . . . . . .    4

                Consolidated Statements of Shareholders' Equity . . .    5

                Consolidated Statements of Cash Flows . . . . . . . .    6

                Notes to Consolidated Financial Statements  . . . . .    7

       Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations  . . . .    12


     Part II.   Other Information

       Item 1.  Legal Proceedings   . . . . . . . . . . . . . . . . .    16

       Item 2.  Changes in Securities   . . . . . . . . . . . . . . .    17

       Item 3.  Defaults upon Senior Securities   . . . . . . . . . .    17

       Item 4.  Submission of Matters to a Vote of Security Holders      17

       Item 5.  Other Information   . . . . . . . . . . . . . . . . .    18

       Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . .    18

     Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . .    19

Part 1.    FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS

                                      RIDDELL SPORTS INC. AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS

                                                                               June 30,      December 31,
                                                                                 1996             1995
                                                                             -------------   --------------
                                                     ASSETS
Current assets:
  Cash      . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $     129,322   $      615,081
  Accounts receivable, trade, less allowance for doubtful
    accounts ($802,000 and $721,000 respectively)   . . . . . . . . . . .       30,005,364       14,099,028
  Inventories (Note 3)  . . . . . . . . . . . . . . . . . . . . . . . . .       14,934,887       14,425,882
  Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,734,313        6,815,009
  Other receivables   . . . . . . . . . . . . . . . . . . . . . . . . . .          343,764          358,769
                                                                             -------------   --------------
           Total current assets . . . . . . . . . . . . . . . . . . . . .       50,147,650       36,313,769
Property, plant and equipment, less accumulated
  depreciation ($3,517,544 and $3,374,361 respectively)   . . . . . . . .        3,250,356        2,966,494
Intangibles and deferred charges, less accumulated
  amortization ($9,345,209 and $8,946,585 respectively)   . . . . . . . .       33,944,807       34,741,533
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          102,693          102,893
                                                                             -------------   --------------
                                                                               $87,445,506   $   74,124,689
                                                                             =============   ==============

                                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt   . . . . . . . . . . . . . . . . . .      $30,933,199   $    1,141,572
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . .        7,249,061        6,304,289
  Accrued liabilities   . . . . . . . . . . . . . . . . . . . . . . . . .        7,448,832        9,581,548
                                                                             -------------   --------------
           Total current liabilities  . . . . . . . . . . . . . . . . . .       45,631,092       17,027,409
Long-term debt, less current portion:
  Shareholders and related parties  . . . . . . . . . . . . . . . . . . .        1,309,834        1,309,834
  Banks and other   . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,154,893       22,290,398
                                                                             -------------   --------------
                                                                                 5,464,727       23,600,232
Deferred taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,140,000        1,990,000
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .        6,139,029        6,605,206
Contingent liabilities (Note 4)

Shareholders' equity
  Preferred stock, $.01 par; authorized 5,000,000 shares; none issued
  Common stock, $.01 par; authorized 40,000,000 shares; issued
    and outstanding 8,067,985 shares  . . . . . . . . . . . . . . . . . .           80,680           80,680
  Capital in excess of par  . . . . . . . . . . . . . . . . . . . . . . .       31,456,912       31,456,912
  Accumulated deficit   . . . . . . . . . . . . . . . . . . . . . . . . .       (3,466,934)      (6,635,750)
                                                                             -------------   --------------
                                                                                28,070,658       24,901,842
                                                                             -------------   --------------
                                                                               $87,445,506   $   74,124,689
                                                                             =============   ==============

                                 See notes to consolidated financial statements

<CAPTIONS>
                                     RIDDELL SPORTS INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                        Three Months Ended June 30,            Six Months Ended June 30,
                                    ----------------------------------     ---------------------------------
                                          1996               1995               1996               1995
                                     --------------      --------------      -------------     --------------
Net revenues:
  Net sales . . . . . . . . . . .       $20,845,384        $19,205,495         $39,881,485        $35,181,171
  Royalty income  . . . . . . . .           766,904          1,101,808           1,574,489          2,141,388
                                     --------------      --------------      -------------     --------------
                                         21,612,288         20,307,303          41,455,974         37,322,559
Cost of sales . . . . . . . . . .        11,005,559         10,823,587          21,216,051         19,317,888
                                     --------------      --------------      -------------     --------------
Gross profit  . . . . . . . . . .        10,606,729          9,483,716          20,239,923         18,004,671
Selling, general and
  administrative expenses . . . .         7,210,117          6,574,183          14,201,566         12,670,109
Product liability . . . . . . . .           664,134            663,760           1,328,267          1,325,010
                                     --------------      --------------      -------------     --------------
Income from operations  . . . . .         2,732,478          2,245,773           4,710,090          4,009,552
Interest expense  . . . . . . . .           764,060            769,234           1,391,274          1,390,617
                                     --------------      --------------      -------------     --------------
Income before taxes . . . . . . .         1,968,418          1,476,539           3,318,816          2,618,935
Income taxes  . . . . . . . . . .            90,000             67,000             150,000            118,000
                                     --------------      --------------      -------------     --------------
Net income  . . . . . . . . . . .        $1,878,418         $1,409,539          $3,168,816         $2,500,935
                                     ==============      ==============      =============     ==============


Net earnings per share  . . . . .           $  0.22            $  0.17             $  0.37             $ 0.31
                                     ==============      ==============      =============     ==============


                                            See notes to consolidated financial statements

<CAPTIONS>
                                                 RIDDELL SPORTS INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                 Retained
                                                                 Capital         earnings           Total
                                         Common Stock           in excess      (Accumulated     Shareholders'
                                      Shares       Amount        of par           deficit)         equity
                                     ----------   ---------    --------------  -------------   ---------------
For the six months ended June 30, 1995:

  Balance, December 31, 1994  . . .   8,039,742    $80,397       $31,457,195     $(7,106,284)      $24,431,308

  Shares issued in connection with
    a 1994 acquisition  . . . . . .      28,243        283              (283)                              -0-

  Net income for the period   . . .                                                2,500,935         2,500,935
                                     ----------   ---------    --------------  -------------   ---------------

  Balance, June 30, 1995  . . . . .   8,067,985    $80,680       $31,456,912     $(4,605,349)      $26,932,243
                                     ==========   =========    ==============  =============   ===============


For the six months ended June 30, 1996:

  Balance, December 31, 1995  . . .   8,067,985    $80,680       $31,456,912     $(6,635,750)      $24,901,842

  Net income for the period   . . .                                                3,168,816         3,168,816
                                     ----------   ---------    --------------  -------------   ---------------

  Balance, June 30, 1996  . . . . .   8,067,985    $80,680       $31,456,912     $(3,466,934)      $28,070,658
                                     ==========   =========    ==============  =============   ===============




                                            See notes to consolidated financial statements

<CAPTIONS>
                                      RIDDELL SPORTS INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Six Months Ended
                                                                          June 30,
                                                            -----------------------------------
                                                                  1996                1995
                                                              ---------------     -------------
Cash flows from investing activities:
    Net income  . . . . . . . . . . . . . . . . . . . . . .       $3,168,816         $2,500,935
    Adjustments to reconcile net income to net
     cash used in operating activities:
      Depreciation and amortization . . . . . . . . . . . .        1,035,463          1,114,206
      Provision for losses on accounts receivable . . . . .          234,805            150,652
      Deferred taxes  . . . . . . . . . . . . . . . . . . .          150,000            118,000
      Changes in assets and liabilities (net
      of effects from acquisitions):
        (Increase) decrease in:
          Accounts receivable, trade  . . . . . . . . . . .      (16,141,141)       (16,142,239)
          Inventories   . . . . . . . . . . . . . . . . . .         (509,005)        (1,606,730)
          Prepaid expenses  . . . . . . . . . . . . . . . .        2,080,696          2,004,704
          Other receivables   . . . . . . . . . . . . . . .           15,005          2,176,290
          Other assets  . . . . . . . . . . . . . . . . . .              200            (17,441)
        Increase (decrease) in:
          Accounts payable  . . . . . . . . . . . . . . . .          944,772         (1,009,017)
          Accrued liabilities   . . . . . . . . . . . . . .       (2,132,716)        (1,982,041)
          Other liabilities   . . . . . . . . . . . . . . .         (466,177)          (655,886)
              Net cash used in operating activities   . . .      (11,619,282)       (13,348,567)
                                                              ---------------     -------------
Cash flows from investing activities:
    Capital expenditures  . . . . . . . . . . . . . . . . .         (522,599)          (341,458)
    Acquisition   . . . . . . . . . . . . . . . . . . . . .               -            (631,670)
                                                              ---------------     -------------
              Net cash used in investing activities   . . .         (522,599)          (973,128)
                                                              ---------------     -------------
Cash flows from financing activities:
    Net borrowings under line-of-credit agreement   . . . .       11,797,693         15,002,937
    Principal payments on long-term debt:
      Banks and other . . . . . . . . . . . . . . . . . . .         (141,571)          (554,094)
                                                              ---------------     -------------
              Net cash provided by financing activities   .       11,656,122         14,448,843
                                                              ---------------     -------------
Net increase in cash  . . . . . . . . . . . . . . . . . . .         (485,759)           127,148
Cash, beginning . . . . . . . . . . . . . . . . . . . . . .          615,081            190,325
                                                              ---------------     -------------
Cash, ending  . . . . . . . . . . . . . . . . . . . . . . .     $    129,322     $      317,473
                                                              ===============     =============

Supplemental cash flow information:
        In January 1995, in connection with an acquisition, the Company assumed liabilities of approximately $330,000. Cash paid for interest was $1,343,052 and $1,364,495 for the six month periods ended June 30, 1996 and 1995, respectively. Income tax payments, or refunds, were not significant for the periods ended June 30, 1996 and 1995.

                 See notes to consolidated financial statements

                      RIDDELL SPORTS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of presentation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. These statements are unaudited, and in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of the Company's consolidated financial position and the consolidated results of its operations and cash flows at June 30, 1996 and 1995 and for the periods then ended. Certain information and footnote disclosures made in the last Annual Report on Form 10-K have been condensed or omitted for these interim statements. Accordingly, these consolidated financial statements should be read in conjunction with the December 31, 1995 Annual Report on Form 10-K. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected during the remainder of 1996.

     Tax expense for all periods presented herein was reduced by the benefit of net operating loss carryforwards recognized during the periods. The recognition of these tax benefits had the effect of decreasing tax expense, and increasing net income, for the three month periods ended June 30, 1996 and 1995 by approximately $670,000, or $0.08 per share, and $490,000, or $0.06 per share, respectively, and for the six month periods ended June 30, 1996 and 1995 by approximately $1,130,000, or $0.13 per share, and $870,000, or $0.11 per share, respectively.

2.   Earnings per share

     Earnings per share are based on the weighted average number of outstanding common shares and the assumed exercise of dilutive common stock options and warrants less the number of treasury shares assumed to be purchased from the proceeds of the assumed exercise. The number of treasury shares assumed to be purchased from the proceeds is based on the average market price of the Company's common stock for the period in computing primary earnings per share, and is based on the end of period market price of the Company's common stock, if higher than the average market price, in computing fully diluted earnings per share. For the three and six month periods ended June 30, 1996, primary earnings per share were the same as fully diluted earnings per share after rounding to the nearest cent. For the periods ended June 30, 1995 common stock options or warrants were not considered dilutive. The weighted average number of common and equivalent shares outstanding were as follows:

                    Three Months Ended June 30,   Six Months Ended June 30,
                    ---------------------------   -------------------------
                          1996        1995            1996        1995
                       ---------  ----------       ---------   ---------
       Primary         8,617,321   8,067,985       8,537,142   8,067,985
       Fully diluted   8,617,321   8,067,985       8,607,615   8,067,985


3.   Inventories

     Inventories consist of the following:

                                        June 30,   December 31,
                                          1996         1995
                                     ------------  -----------
           Finished goods              $6,377,249  $ 4,904,058
           Work-in-process              3,350,544    4,043,217
           Raw materials                5,207,094    5,478,607
                                     ------------  -----------
                                      $14,934,887  $14,425,882
                                     ============  ===========

                        RIDDELL SPORTS INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)


4.   Litigation matters and contingencies

     Recorded assets and liabilities

     In regards to the product liability and other litigation matters and contingencies discussed below, the Company has recorded certain liabilities and, in some cases, receivables for insurance recoveries. While these amounts are discussed in the remaining sections of this note, a summary of these amounts together with other items comprising the applicable balance sheet line items is as follows:

<CAPTIONS>
                                                         Other       Accrued liabilities   Other liabilities
                                                        Receivables         (Current)         (Non-Current)
                                                      --------------   ------------------  -----------------
June 30, 1996:
  Product liability matters:
     Future payments on settled cases                   $         -        $  1,200,000      $    1,750,000
     Insurance recoveries and liabilities
       related to above                                      250,000            600,000                  -
     Reserves for pending and other contingencies                  -            700,000           3,800,000
                                                        ------------     --------------      --------------
        Totals for product liability matters                 250,000          2,500,000           5,550,000
  Provision for proposed settlement and other costs
     relating to fraudulent transfer litigation                               1,900,000
  Other litigation contingency reserves                                         100,000
  Other (not related to litigation or contingencies)         150,764          2,948,832             589,029
                                                        ------------     --------------      --------------
                                                        $    400,764      $   7,448,832      $    6,139,029
                                                        ============      =============      ==============

December 31, 1995:
  Product liability matters:
     Future payments on settled cases                   $         -       $   1,200,000      $    1,750,000
     Insurance recoveries and liabilities
       related to above                                      250,000            600,000                  -
     Reserves for pending and other contingencies                  -            900,000           4,200,000
                                                        ------------     --------------      --------------
        Totals for product liability matters                 250,000          2,700,000           5,950,000
  Provision for proposed settlement and other costs
     relating to fraudulent transfer litigation                               1,900,000
  Other litigation contingency reserves                                         100,000
  Other (not related to litigation or contingencies)         108,769          4,881,548             655,206
                                                        ------------     --------------      --------------
                                                        $    358,769       $  9,581,548       $   6,605,206
                                                        ============     ==============       =============

     Product liability:

     At June 30, 1996, a subsidiary of the Company was a defendant in 12 product liability suits relating to personal injuries allegedly related to the use of Riddell helmets. The ultimate outcome of these claims, or potential future claims, cannot presently be determined. The Company estimates that the uninsured portion of future costs and expenses related to these claims, and incurred but not reported

                       RIDDELL SPORTS INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

claims, will amount to $4,500,000 and, accordingly, a reserve in this amount is included in the Consolidated Balance Sheet at June 30, 1996 as part of accrued liabilities and other liabilities. These reserves are based on estimates of losses and defense costs anticipated to result from such claims, from within a range of potential outcomes, based on available information, including an analysis of historical data such as the rate of occurrence and the settlement amounts of past cases. However, due to the uncertainty involved with estimates actual results have at times varied substantially from earlier estimates and could do so in the future. Accordingly there can be no assurance that the ultimate costs of such claims will fall within the established reserves.

     The Consolidated Balance Sheets also include liabilities related to unpaid portions of cases settled in prior periods, as well as receivables for related insured portions of these amounts, at June 30, 1996 and December 31, 1995.


     MacGregor fraudulent transfer litigation:

     MacGregor Sporting Goods, Inc. (now known as M. Holdings, Inc.) ("Mac I") filed for bankruptcy in March 1989. In 1993, Mac I's Creditors' Committee and the bankruptcy trustee of MGS Acquisition Inc. ("MGS") filed a complaint against the Company seeking rescission of, and/or monetary damages in excess of $28.5 million plus interest relating to, the Company's acquisitions in 1988 and 1989 of substantially all the assets of two of Mac I's former second-tier subsidiaries (including the football helmet division, MacGregor trademark licensing business, and the non-football uses of the Riddell trademark) for alleged failure to pay fair consideration at a time when Mac I was insolvent or as a result of which Mac I became insolvent or undercapitalized.

     By order in November, 1994, the complaint was dismissed as time-barred. The court ordered the appointment of a trustee in Mac I's bankruptcy, but did not decide whether the trustee would be time-barred if it decided to take a similar complaint against the Company. In March 1995, the newly appointed trustee in Mac I's bankruptcy, together with the bankruptcy trustee of MGS (collectively the "Trustees") filed a similar complaint against the Company. Additionally, Innovative Promotions, Inc. and certain other purported unsecured creditors of Mac I filed a complaint under state debtor and creditor law against the Company making similar allegations and claims as the actions described above, seeking rescission and/or damages in excess of $22 million. The Trustees intervened in the Innovative action as plaintiffs, purportedly to preserve their rights in the event they lost their separate action.

     In April, 1996 the Company signed an agreement with the Trustees to settle the "fraudulent transfer" litigations described above. The proposed settlement was subject to, among other things, approval by two bankruptcy courts. The proposed settlement had provided for a payment of approximately $1.4 million by the Company. However, in June 1996, in view of opposition from the Creditors' Committee of Mac I, the Trustees withdrew a motion they had filed to approve the proposed settlement of the actions against the Company, and the proposed settlement agreement terminated. The Company had previously recorded a $1.9 million provision, as of December 31, 1995, for the proposed settlement as well as anticipated costs relating to the litigation. The Company remains confident that the fraudulent transfer cases are without merit, and intends to vigorously defend against them. The Company

                  RIDDELL SPORTS INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)


has not adjusted the $1.9 million liability reserve for these actions as a result of the termination of the settlement agreement, as the amount remains within the potential range of costs of resolving the litigation. However, as discussed above, the plaintiffs in the actions are seeking damages far in excess of this amount and, accordingly, there can be no assurances that the matter will ultimately be resolved at an amount within the reserve. The $1.9 million reserve is reflected in the Consolidated Balance Sheets as part of accrued liabilities at June 30, 1996 and December 31, 1995.

     Other contingencies and litigation matters:

     In connection with the Company's suit against its former President, Frederic Brooks, for alleged breaches of his consulting agreement and certain other matters, Mr. Brooks filed counterclaims against the Company. Mr. Brooks alleges the Company breached its indemnification obligations to him as a former officer and director of the Company in connection with the Company's action against Mr. Brooks, a purported class action (now settled), an action (now settled) against Mr. Brooks brought by certain stockholders of the Company, and the action brought by the MacGregor Bankruptcy Trustee, and seeks damages in excess of $1.85 million plus future attorneys' fees and interest. Mr. Brooks also seeks compensatory and punitive damages combined of at least $15 million against the Company, two of its officers and directors and an entity controlled by them for tortious interference with contract and prospective advantage and prima facie tort. Mr. Brooks has impleaded the Company's "Riddell" footwear licensee for contribution for all damages that may be assessed against him in the Company's suit against Mr. Brooks for certain alleged breaches of his consulting agreement relating to, among other things, alleged attempts to disparage and take control of the Company. In connection with a settlement of certain actions between the Company and its "Riddell" footwear licensee in early 1994, the Company agreed to indemnify the licensee and certain of its affiliates in the event they were so impleaded by Mr. Brooks into the Company's suit against Mr. Brooks for breach of his consulting agreement. In March 1996, Mr. Brooks filed a motion for summary judgement dismissing the claims against him and requesting consulting fees of $587,230 plus interest under his consulting agreement (which the Company has previously deposited in an escrow type account) and legal fees in excess of $1.5 million, and the Company filed a motion for partial summary judgement dismissing certain of Mr. Brook's claims against it and its affiliates. The summary judgement motions have not yet been ruled upon. The Company believes Mr. Brooks' claims against the Company are without merit and intends to vigorously defend against them.


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

                         RIDDELL SPORTS INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)


has meritorious defenses to this action and intends to vigorously defend against it. The defense of the matter has been assumed by the Company's general liability insurance carrier, subject to a reservation of rights and certain policy limits and deductibles.

     As discussed in previous reports, in a prior period the Company had established a liability reserve which represented the minimum future cost relating to certain of these litigation matters existing at the time, other than the MacGregor transfer litigation and product liability claims and including other matters since resolved. Certain other costs relating to such litigation matters has been charged against this reserve in prior periods reducing the balance of the reserve, which is included in accrued expenses, to $100,000 at December 31, 1995 and June 31, 1996. While the remaining balance, together with the $1,900,000 provision relating to the MacGregor fraudulent transfer litigation discussed above, represents an estimate of certain minimum costs likely to result from these litigation matters, other than product liability claims, the Company cannot estimate the full extent of a potential range of loss related to such litigation matters as their ultimate outcome cannot be presently determined.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

     Operations for the second quarter of 1996 resulted in a 33% increase in net income to $1,878,418, or $0.22 per share, over second quarter 1995 net income of $1,409,539, or $0.17 per share. For the first half of 1996 net income was $3,168,816, or $0.37 per share, compared to first half 1995 net income of $2,500,935, or $0.31 per share. Due to recent increases in the market value of the Company's stock, per share results for the first half of 1996 reflect the dilutive impact of certain common stock options and warrants. The dilutive options and warrants represented approximately 500,000 net common stock equivalents during the first half of 1996, whereas no options or warrants were considered dilutive for purposes of computing earnings per share for the 1995 periods. As discussed in the Notes to Consolidated Financial Statements, 1996 and 1995 year to date earnings benefited from lower tax expense due to net operating loss carryforwards recognized during the periods.

     The Company's overall profitability improvements are due to increased sales volume across most of the Company's product lines which, combined with favorable sales mix and operational efficiencies, have improved the Company's gross margins. These gains were partially offset by a decrease in royalties from trademark licensing. The impact of the volume and margin gains were also offset in part by increased selling costs relating to increased salesman head count put in place during the second half of 1995 to support direct sales and increased promotional costs due to early incentive programs which were not in place during the year ago period.

     The effect of these factors are further described in the following discussion of operating results by line item, together with other matters having a significant effect on the Company's results of operations.


     Revenues

     Total revenues for the three months ended June 30, 1996 increased by 6% to $21,612,288 which compares with total revenues of $20,307,303 for the three months ended June 30, 1995. Total revenues for the six month period ended June 30, 1996 increased by 11% to $41,455,974 from $37,322,559 for the six months ended June 30, 1995.

     Net sales of the Company's sports products and services segment increased by 9% for the second quarter to $20,845,384 from $19,205,495 for the three months ended June 30, 1995. For the first half of 1996, net sales of this segment increased 13% to $39,881,485 from $35,181,171 in the comparable period of 1995. The Company experienced sales gains in most of its product lines, including year to date overall increases in sales of athletic products, sports collectible products and reconditioning services.

     Sales of competitive athletic products increased approximately $1.7 million, or 12%, for the year to date period in comparison to the first half of 1995, and for the second quarter were relatively flat in comparison to the year ago period. The year to date sales of these products, principally football helmets and shoulder pads sold to schools and other institutions, reflects increased unit volume and selected price increases to offset rising costs.
Unit volume increases have occurred as the Company gains experience under the new method of distribution and begins to benefit from several actions taken in recent periods
                              12
to increase institutional sales. These actions, discussed in prior reports, include increases in the number of salesmen calling on schools, more intensive sales training, incremental field sales managers, new sales incentive programs, and the introduction of additional athletic products. These actions also included a new early incentive program which encouraged early orders and deliveries accelerating some volume into the first quarter of the year, with the result that second quarter sales of these products remained relatively flat. The Company also benefitted from increased volume of competitive youth products which continue to be sold by independent dealers and distributors.
The Company had experienced an anticipated decline in sales of youth products in 1995 due to its conversion to direct sales of other athletic products as many dealers who were no longer offered the Company's institutional product lines stopped purchasing Riddell youth products. Sales of these products have increased as the Company has expanded its distribution through new dealers and distributors.

      Sales of reconditioning services increased in the second quarter by approximately 6%, or $500,000, and for the six month period increased 5%, or $800,000, compared to the first half of 1995. This improvement was due to increased volume as well as moderate price increases.

     Sales of sports collectible products increased in the second quarter by approximately 42%, or $1.2 million, and for the six month period increased 33%, or $2.2 million, compared to the first half of 1995. This improvement was due to increased volume in sales of the Company's line of miniature helmets, including its new line of miniature hockey goalie helmets which started shipping in late 1995. Sales of sports collectible products have been the strongest area of growth for the Company over the past two years, and these lines have become a significant part of the Company's business. The Company is continuing to maintain a high level of marketing emphasis on the sports collectible business.

     Royalty income decreased by 30% to $766,904 for the three months ended June 30, 1996 from $1,101,808 during the second quarter of 1995. For the six months ended June 30, 1996 royalty income decreased by 26% to $1,574,489 from $2,141,388 for the six months ended June 30, 1995. These decreases were largely attributable to a decline in royalties from the licensing of the Riddell trademark. The Company anticipates that Riddell licensing income will remain significantly below 1995 levels throughout 1996 for several reasons. As discussed in prior reports, in October 1995, the Company terminated a license for use of the Riddell trademark on certain athletic equipment. In connection with a restructuring of the business of its apparel licensee, the Company agreed to reduce the minimum royalty due under the license and replaced the prior agreement with a short term license. And finally, the Company's Riddell footwear licensee has filed for bankruptcy as discussed in prior reports. The licensee must continue to comply with the terms of the license, including payment of royalties. However, the Company has agreed to allow the licensee to offset certain amounts, which could exceed royalties otherwise due from the licensee over the next year. Royalties from licensing of the MacGregor trademark rights decreased 19%, or approximately $170,000, for the second quarter, and decreased 13%, or $200,000, for the six month period, due to a decrease in royalties from Kmart.
     Gross Profit

     Gross profit for the quarter ended June 30, 1996 increased $1,123,013, or 12%, compared to the quarter ended June 30, 1995. For the six month period ended June 30, 1996 gross profits increased $2,235,252, or 12%, over the comparable period of 1995. The increases in gross profits were related to sales of sports products and services, further discussed below. These increases were offset in part by the decreases in royalty income from trademark licensing discussed above. While trademark licensing does have certain costs included in selling, general, and administrative expenses, there are no related costs which are deducted in arriving at gross profit. Accordingly, each incremental dollar of royalty income results in a dollar increase in gross profit.

     Gross profit attributable to sports products and services for the quarter ended June 30, 1996 increased $1,457,917, or 17%, compared to the comparable quarter of 1995. For the six month period ended June 30, 1996 gross profits for this segment increased $2,802,151, or 18%, over the comparable period of 1995. Gross profit margin rates for the sports products and services segment increased to 47.2% of sales for the second quarter from 43.6% of sales for the second quarter of 1995. For the six month period gross profit margin rates increased to 46.8% of sales in 1996 compared to 45.1% of sales in the comparable 1995 period. The increase in gross margin dollars is principally due to the sales increases discussed above. Other factors contributing to the improvement in gross margins were changes in the sales mix, manufacturing efficiencies due to higher volumes and selective price increases taken to offset rising costs. Some of these factors which accounted for improved gross margin rates are seasonal and cannot be expected to influence the second half of the fiscal year, which includes lower unit volume of football products and services.


     Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased $635,934 or 10% over 1995 levels for the second quarter. For the six month period ended June 30, 1996 these expenses increased $1,531,457 or 12% over comparable 1995 levels. The increases are attributable to higher levels of selling, marketing and promotional expenses relating to the Company's sales of competitive athletic products sold to schools and other institutions. These selling expense increases were incurred in taking certain actions to increase sales of competitive athletic products as discussed above under Revenues. General and administrative expenses showed a modest decline between the periods.


     Interest Expense

     Interest expense has remained stable between the periods with a decrease of under 1% for both the second quarter and six month period in comparison to the comparable 1995 periods. This reflects a decline in interest rates, in line with movements in the prime rate, which was offset by increases in average indebtedness related to the level of the Company's business volume.


CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION:

     The Company sells a portion of its competitive football products and reconditioning services on dated payment terms with payments from customers (primarily high schools and colleges in these cases) generally due the following July to October period. Accordingly, trade receivables increase throughout the year as sales are made on these dated payment terms. The increase in trade receivables continues throughout an annual cycle until reduced at the end of the cycle as the dated receivables become due. In order to finance the resulting large receivable levels, the Company maintains a revolving line of credit. The outstanding balance on the revolving line of credit generally follows the seasonal receivable cycle described above, increasing as the level of receivables increase until the fall of each year when collections of the dated receivables are used to reduce the outstanding balance on the line. The Company's current borrowing limits under the line of credit discussed above fluctuate throughout the year from a low of $20,000,000 to a high of $31,750,000 at predetermined points in time. The liability under the line has historically been reflected on the Consolidated Balance Sheets as part of long-term debt, with only the balance in excess of the annual borrowing limit low of $20,000,000 included in the current portion of long-term debt. However, as discussed further below, the line currently matures on April 30, 1997, and accordingly the entire balance has been classified as part of the current portion of long term debt at June 30, 1996.

     Operations during recent years have resulted in periods of increased working capital demands due to volume growth in certain product lines and other changes in the Company's business. As discussed in prior reports the Company has been able to obtain modifications of its loan agreement with its bank over the past year to increase certain seasonal borrowing limits under the line of credit, as well as other changes the Company has requested. The Company anticipates that its capital needs will continue to increase as its business volume grows. Accordingly, the Company is in discussions with its bank for both an extension of its revolving line of credit beyond the current maturity date of April 1997 and modifications to the loan agreement to increase the amount of credit available to the Company. The Company is also considering other sources of capital which may be available to supplement its banking relationship in a manner which would provide additional capital for growth. No assurances can be made that the extension and modifications to the loan agreement, or additional financing, will be obtained.
                                      15

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

     After the above action was dismissed, the Trustees commenced a substantially similar action against the Company in March of 1995 entitled, BRUCE LEVITT, BANKRUPTCY TRUSTEE FOR MACGREGOR SPORTING GOODS, INC., NOW KNOWN AS M. HOLDINGS, INC., PAUL SWANSON, BANKRUPTCY TRUSTEE FOR MGS ACQUISITION, INC. V. RIDDELL SPORTS INC., et al, No. 95-2261 (RG) (Bankr. D.N.J.) in the Chapter 11 bankruptcy case of Mac I (the "Levitt Action"). The complaint seeks monetary damages in an unspecified amount plus interest and\or rescission in connection with the Company's Acquisitions on the grounds, among others, that the Company allegedly failed to pay fair consideration at a time when Mac I was insolvent and\or undercapitalized. In addition to seeking monetary damages and\or rescission from the Company, the complaint seeks to void the liens of NBD Bank in the property at issue. The complaint also seeks damages against the Board of Directors of Mac I for breaches of fiduciary duties to Mac I for failing to obtain fair consideration in connection with these transactions.

     Additionally, Innovative Promotions, Inc. and certain other purported unsecured creditors of Mac I initiated a state law debtor and creditor action against the Company which is now pending in the New Jersey Bankruptcy Court (INNOVATIVE PROMOTIONS, INC. ET AL. V. RIDDELL SPORTS INC. ET AL. (IN RE MACGREGOR SPORTING GOODS, INC.), Adv. Proc. No. 94-2656(RG)). The plaintiffs in the Innovative action seek rescission of, and/or monetary damages in excess of $22 million exclusive of interest relating to the Company's Acquisitions for alleged failure to pay fair consideration at a time when Mac I was insolvent, or as a result of which Mac I became insolvent or undercapitalized. Plaintiffs also seek judgments voiding the liens of NBD Bank with respect to the assets. In June 1995, the Trustees in the Levitt Action (the "Trustees") intervened as plaintiffs in the Innovative action purportedly to preserve their rights in the event they lost the Levitt Action.

     In April 1996 the Company entered into a settlement agreement with the Trustees requiring the Company to pay an aggregate of $1.4 million and releasing the Company and other defendants from all claims and liabilities in the litigations. The settlement was subject to, among other things, approval of two bankruptcy courts. On June 24, 1996 the Trustees withdrew their motion to approve the settlement agreement in light of a Plan of Reorganization of Mac I submitted by the Mac I Creditors' Committee in opposition to the settlement agreement. The Company notified the Trustees that their actions breached, and caused termination of, the proposed settlement agreement. The Creditors' Committee's Plan of Reorganization is subject to acceptance by the creditors and court approval.

     The Company remains confident that the fraudulent transfer cases are without merit, and intends to vigorously defend against them.


Other

     The Company is also a defendant in certain product liability proceedings. See Note 4 of "Notes to Consolidated Financial Statements".

     The Company is also a defendant in certain other litigation described in
Item 3 of its Form 10-K for the year ended December 31, 1995 and Part II, Item 1 of its Form 10-Q for the quarter ended March 31, 1996.



Item 2.  Changes in Securities
     None


Item 3.  Defaults upon Senior Securities
     None


Item 4.  Submission of Matters to a Vote of Security Holders

     On June 27, 1996 the Company held its Annual Meeting of Stockholders. At the Meeting the stockholders elected the following individuals to serve as members of the Board of Directors until the next annual meeting of stockholders or until their earlier removal or resignation:

                                                     Absten-   Broker
                                    For     Against   tions   Non Votes
                                 ---------  -------- -------- ---------
     Robert E. Nederlander       7,474,302  422,795    none      none
     Leonard Toboroff            7,698,113  198,984    none      none
     David Mauer                 7,473,802  423,295    none      none
     Don R. Kornstein            7,698,009  199,088    none      none
     John McConnaughy, Jr.       7,474,300  422,797    none      none
     Glenn E. "Bo" Schembechler  7,474,300  422,797    none      none

     The Stockholders also voted to amend the Company's 1991 Stock Option Plan to limit to 150,000 the number of shares of Common Stock available for grant of options to any one individual in any one year. The voting for this proposition was 7,404,804 in favor; 202,602 against; 13,796 abstentions; and 275,895 broker non votes.

     The stockholders also voted to amend the Company's 1991 Stock option Plan to increase the number of shares of Common Stock available for grant of options by 250,000 to 1,415,500 shares. The voting for this proposition was 7,202,427 in favor; 672,102 against; 22,568 abstentions; and 0 broker non votes.

     The stockholders also voted to amend the Company's 1991 Stock Option Plan to provide for fixed annual grants of options to purchase 7,500 shares of Common Stock to directors (other than directors who are also the Chief Executive Officer) and to grant an option to acquire 15,000 shares of Common Stock to each individual (other than current directors) upon becoming a member of the Board of Directors. The voting for this proposition was 6,821,627 in favor; 664,970 against; 24,023 abstentions; and 386,477 broker non votes.
                                      17

     The Stockholders also voted to amend the Company's Certificate of Incorporation increasing the number of shares of Common Stock authorized for issuance from 20,000,000 to 40,000,000 and increasing the number of shares of preferred stock authorized for issuance from 1,000,000 to 5,000,000. The voting for this proposition was 4,903,200 in favor; 638,188 against; 23,181 abstentions; and 2,332,528 broker non votes.

     The stockholders also voted to ratify the appointment of Grant Thornton as its independent certified public accounts for the year ending December 31, 1995. The voting for this proposition was 7,497,302 in favor; 16,300 against; 3,903 abstentions and 379,592 non votes.


Item 5.  Other Information
         None


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibit index:

          11   Computation of Earnings Per Share

          27 Financial Data Schedule (submitted in electronic form to SEC only)


    (b)   Reports on Form 8-K

          The Company filed a Form 8-K dated June 25, 1996 reporting that the Trustee in the Chapter 11 bankruptcy of MacGregor Sporting Goods, Inc. (now known as M. Holdings Inc.) withdrew a motion to approve the settlement of fraudulent transfer actions.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      RIDDELL SPORTS INC.


     Date:     August 9, 1996           By   /s/ DAVID MAUER
                                            ------------------------
                                             David Mauer
                                             President and
                                             Chief Executive Officer




     Date:     August 9, 1996           By   /s/ LAWRENCE F. SIMON
                                            ------------------------
                                             Lawrence F. Simon
                                             Senior Vice President
                                             (Principal Accounting Officer)