Form 10-Q
period 1996-09-30
RIDDELL SPORTS INC
filed 1996-11-12
CIK 874786

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTER ENDED SEPTEMBER 30, 1996


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes [ X ]    No [  ]


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


                8,067,985 Common Shares as of November 11, 1996

                              RIDDELL SPORTS INC.

                                     INDEX



                                                           Page

     Form 10-Q  Cover Page  . . . . . . . . . . . . . .     1


     Form 10-Q  Index . . . . . . . . . . . . . . . . .     2


     Part I.  Financial Information:

       Item 1.   Financial Statements:
                Consolidated Balance Sheets . . . . . .     3

                Consolidated Statements of Operations .     4

                Consolidated Statements of
                  Shareholders' Equity. . . . . . . . . .   5

                Consolidated Statements of Cash Flows . .   6

                Notes to Consolidated Financial Statements  7

       Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results
               of Operations . . . . . . . . . . . . . .    13


     Part II.   Other Information

       Item 1.  Legal Proceedings   . . . . . . . . . .     17

       Item 2.  Changes in Securities   . . . . . . . .     19

       Item 3.  Defaults upon Senior Securities   . . .     19

       Item 4.  Submission of Matters to a Vote
                of Security Holders . . . . . . . . . . .   19

       Item 5.  Other Information   . . . . . . . . . .     19

       Item 6.  Exhibits and Reports on Form 8-K  . . .     20

     Signatures . . . . . . . . . . . . . . . . . . . .     21

Part 1.   FINANCIAL INFORMATION
Item 1.   FINANCIAL STATEMENTS

                                                RIDDELL SPORTS INC. AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                                                                             September 30,     December 31,
                                                                                 1996             1995
                                                                             -------------   --------------
                                                               ASSETS
Current assets:
  Cash      . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $     645,509   $      615,081
  Accounts receivable, trade, less allowance for doubtful
    accounts ($784,000 and $620,000 respectively)   . . . . . . . . . . .       22,942,210       14,099,028
  Inventories (Note 3)  . . . . . . . . . . . . . . . . . . . . . . . . .       15,266,875       14,425,882
  Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,022,461        6,815,009
  Other receivables   . . . . . . . . . . . . . . . . . . . . . . . . . .          190,002          358,769
                                                                             -------------   --------------
           Total current assets . . . . . . . . . . . . . . . . . . . . .       43,067,057       36,313,769
Property, plant and equipment, less accumulated
  depreciation ($3,672,812 and $3,278,807 respectively)   . . . . . . . .        3,344,939        2,966,494
Intangibles and deferred charges, less accumulated
  amortization ($9,743,607 and $8,548,485 respectively)   . . . . . . . .       33,546,409       34,741,533
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          102,693          102,893
                                                                             -------------   --------------
                                                                               $80,061,098   $   74,124,689
                                                                             =============  ===============

                                                LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt (September 30, 1996
     includes $870,834 due to a shareholder) Note 5   . . . . . . . . . .      $ 5,095,033   $    1,141,572
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . .        5,320,878        6,304,289
  Accrued liabilities   . . . . . . . . . . . . . . . . . . . . . . . . .        6,687,515        9,581,548
                                                                             -------------   --------------
           Total current liabilities  . . . . . . . . . . . . . . . . . .       17,103,426       17,027,409
Long-term debt, less current portion (Note 5):
  Shareholders and related parties  . . . . . . . . . . . . . . . . . . .          439,000        1,309,834
  Banks and other   . . . . . . . . . . . . . . . . . . . . . . . . . . .       25,154,893       22,290,398
                                                                             -------------   --------------
                                                                                25,593,893       23,600,232

Deferred taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,180,000        1,990,000
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .        6,148,004        6,605,206
Contingent liabilities (Note 4)

Shareholders' equity
  Preferred stock, $.01 par; authorized 5,000,000 shares; none issued
  Common stock, $.01 par; authorized 40,000,000 shares; issued
    and outstanding 8,067,985 shares  . . . . . . . . . . . . . . . . . .           80,680           80,680
  Capital in excess of par  . . . . . . . . . . . . . . . . . . . . . . .       31,456,912       31,456,912
  Accumulated deficit   . . . . . . . . . . . . . . . . . . . . . . . . .       (2,501,817)      (6,635,750)
                                                                             -------------   --------------
                                                                                29,035,775       24,901,842
                                                                             -------------   --------------
                                                                               $80,061,098   $   74,124,689
                                                                             =============  ===============
                                           See notes to consolidated financial statements

                                                RIDDELL SPORTS INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF OPERATIONS




                                            Three Months Ended                     Nine Months Ended
                                               September 30,                         September 30,
                                    ----------------------------------      ---------------------------------
                                          1996               1995               1996               1995
                                      -------------      -------------      --------------     --------------
Net revenues:
  Net sales . . . . . . . . . . .       $17,781,415        $16,986,783         $57,662,900        $52,167,954
  Royalty income  . . . . . . . .           555,850            713,408           2,130,339          2,854,796
                                      -------------      -------------      --------------     --------------
                                         18,337,265         17,700,191          59,793,239         55,022,750
Cost of sales . . . . . . . . . .        10,100,296         10,027,223          31,316,347         29,345,111
                                      -------------      -------------      --------------     --------------
Gross profit  . . . . . . . . . .         8,236,969          7,672,968          28,476,892         25,677,639
Selling, general and
  administrative expenses . . . .         5,782,817          5,371,318          19,984,383         18,041,427
Product liability . . . . . . . .           664,133            658,740           1,992,400          1,983,750
                                      -------------      -------------      --------------     --------------
Income from operations  . . . . .         1,790,019          1,642,910           6,500,109          5,652,462
Interest expense  . . . . . . . .           784,902            802,270           2,176,176          2,192,887
                                      -------------      -------------      --------------     --------------
Income before taxes   . . . . . .         1,005,117            840,640           4,323,933          3,459,575
Income taxes  . . . . . . . . . .            40,000             38,000             190,000            156,000
                                      -------------      -------------      --------------     --------------
Net income  . . . . . . . . . . .          $965,117           $802,640          $4,133,933         $3,303,575
                                      =============      =============      ==============     ==============

Net earnings per share  . . . . .           $  0.11            $  0.10             $  0.48            $  0.41
                                      =============      =============      ==============     ==============



                                           See notes to consolidated financial statements

                                                RIDDELL SPORTS INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY




                                                                                 Retained
                                                                 Capital         earnings           Total
                                           Common Stock         in excess      (Accumulated     Shareholders'
                                      Shares       Amount        of par           deficit)         equity
                                     ----------    -------      ------------    ------------      ------------
For the nine months ended September 30, 1995:

  Balance, December 31, 1994  . . .   8,039,742    $80,397       $31,457,195     $(7,106,284)      $24,431,308

  Shares issued in connection with
    a 1994 acquisition  . . . . . .      28,243        283              (283)                              -0-

  Net income for the period   . . .                                                3,303,575         3,303,575
                                     ----------    -------      ------------    ------------      ------------
  Balance, September 30, 1995   . .   8,067,985    $80,680       $31,456,912     $(3,802,709)      $27,734,883
                                     ==========    =======      ============    ============      ============



For the nine months ended September 30, 1996:

  Balance, December 31, 1995  . . .   8,067,985    $80,680       $31,456,912     $(6,635,750)      $24,901,842


  Net income for the period   . . .                                                4,133,933         4,133,933
                                     ----------    -------      ------------    ------------      ------------
  Balance, September 30, 1996   . .   8,067,985    $80,680       $31,456,912     $(2,501,817)      $29,035,775
                                     ==========    =======      ============    ============      ============


                                           See notes to consolidated financial statements

                                                RIDDELL SPORTS INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Nine Months Ended
                                                                       September 30,
                                                             ---------------------------------
                                                                  1996                1995
                                                              --------------     --------------
Cash flows from investing activities:
    Net income  . . . . . . . . . . . . . . . . . . . . . .       $4,133,933         $3,303,575
    Adjustments to reconcile net income to net
     cash used in operating activities:
      Depreciation and amortization . . . . . . . . . . . .        1,647,763          1,681,590
      Provision for losses on accounts receivable . . . . .          385,834            259,685
      Deferred taxes  . . . . . . . . . . . . . . . . . . .          190,000            142,222
      Changes in assets and liabilities (net
       of effects from acquisitions):
        (Increase) decrease in:
          Accounts receivable, trade  . . . . . . . . . . .       (9,229,016)       (11,976,186)
          Inventories   . . . . . . . . . . . . . . . . . .         (840,993)           348,212
          Prepaid expenses  . . . . . . . . . . . . . . . .        2,792,548          1,971,624
          Other receivables   . . . . . . . . . . . . . . .          168,767          2,170,787
          Other assets  . . . . . . . . . . . . . . . . . .              200            (14,480)
        Increase (decrease) in:
          Accounts payable  . . . . . . . . . . . . . . . .         (983,411)        (3,714,401)
          Accrued liabilities   . . . . . . . . . . . . . .       (2,894,033)        (2,392,406)
          Other liabilities   . . . . . . . . . . . . . . .         (457,202)          (646,911)
                                                              --------------     --------------
              Net cash used in operating activities   . . .       (5,085,610)        (8,866,689)
                                                              --------------     --------------
Cash flows from investing activities:
    Capital expenditures  . . . . . . . . . . . . . . . . .         (831,084)          (568,467)
    Acquisition   . . . . . . . . . . . . . . . . . . . . .                -           (641,670)
                                                              --------------     --------------
              Net cash used in investing activities   . . .         (831,084)        (1,210,137)
                                                              --------------     --------------
Cash flows from financing activities:
    Net borrowings under line-of-credit agreement . . . . .        6,088,693         11,770,937
    Principal payments on long-term debt:
      Banks  and other  . . . . . . . . . . . . . . . . . .         (141,571)          (554,094)
      Shareholders  . . . . . . . . . . . . . . . . . . . .                -           (712,500)
                                                              --------------     --------------
              Net cash provided by financing activities   .        5,947,122         10,504,343
                                                              --------------     --------------
Net increase in cash  . . . . . . . . . . . . . . . . . . .           30,428            427,517
Cash, beginning . . . . . . . . . . . . . . . . . . . . . .          615,081            190,325
                                                              --------------     --------------
Cash, ending  . . . . . . . . . . . . . . . . . . . . . . .        $ 645,509          $ 617,842
                                                              ==============     ==============

Supplemental cash flow information:
      In January 1995, in connection with an acquisition, the Company assumed liabilities of approximately $330,000. Cash paid for interest was $2,135,034 and $1,936,706 for the nine month periods ended September 30, 1996 and 1995, respectively. Income tax payments, or refunds, were not significant for the periods ended September 30, 1996 and 1995.


                See notes to consolidated financial statements

                     RIDDELL SPORTS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of presentation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. These statements are unaudited, and in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of the Company's consolidated financial position and the consolidated results of its operations and cash flows at September 30, 1996 and 1995 and for the periods then ended. Certain information and footnote disclosures made in the last Annual Report on Form 10-K have been condensed or omitted for these interim statements. Accordingly, these consolidated financial statements should be read in conjunction with the December 31, 1995 Annual Report on Form 10-K. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected during the remainder of 1996.

     Tax expense for all periods presented herein was reduced by the benefit of net operating loss carryforwards recognized during the periods. The recognition of these tax benefits had the effect of decreasing tax expense, and increasing net income, for the three month periods ended September 30, 1996 and 1995 by approximately $340,000, or $0.04 per share, and $280,000, or $0.03 per share, respectively, and for the nine month periods ended September 30, 1996 and 1995 by approximately $1,470,000, or $0.17 per share, and $1,150,000, or $0.14 per share, respectively.

2.   Earnings per share

     Earnings per share are based on the weighted average number of outstanding common shares and the assumed exercise of dilutive common stock options and warrants less the number of treasury shares assumed to be purchased from the proceeds of the assumed exercise. The number of treasury shares assumed to be purchased from the proceeds is based on the average market price of the Company's common stock for the period in computing primary earnings per share, and is based on the end of period market price of the Company's common stock, if higher than the average market price, in computing fully diluted earnings per share. For the three and nine month periods ended September 30, 1996, primary earnings per share were the same as fully diluted earnings per share after rounding to the nearest cent. For the periods ended September 30, 1995 common stock options or warrants were not considered dilutive. The weighted average number of common and equivalent shares outstanding were as follows:
                  Three Months Ended Sept. 30,  Nine Months Ended Sept. 30,
                  ---------------------------    -------------------------
                          1996        1995          1996         1995
                       ---------   ---------     ---------    ---------
       Primary         8,568,263   8,067,985     8,547,515    8,067,985
       Fully diluted   8,633,947   8,067,985     8,616,392    8,067,985

3.   Inventories
      Inventories consist of the following:
                              September 30,         December 31,
                                   1996                 1995
                               ----------           -----------
         Finished goods        $5,943,543            $4,904,058
         Work-in-process        3,714,714             4,043,217
         Raw materials          5,608,618             5,478,607
                               ----------           -----------
                              $15,266,875          $ 14,425,882
                              ===========          ============

                     RIDDELL SPORTS INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)





4.   Litigation matters and contingencies

     Recorded assets and liabilities

     In regards to the product liability and other litigation matters and contingencies discussed below, the Company has recorded certain liabilities and, in some cases, receivables for insurance recoveries. While these amounts are discussed in the remaining sections of this note, a summary of these amounts together with other items comprising the applicable balance sheet line items is as follows:

<CAPTIONS>
                                                           Other       Accrued liabilities    Other liabilities
                                                        Receivables         (Current)          (Non-Current)
                                                       -------------   ------------------     ---------------
September 30, 1996:
  Product liability matters:
     Future payments on settled cases                   $         -       $     1,200,000      $    1,750,000
     Insurance recoveries and liabilities
       related to above                                            -                    -                  -
     Reserves for pending and other contingencies                  -              800,000           3,800,000
                                                       -------------   ------------------     ---------------
        Totals for product liability matters                       -            2,000,000           5,550,000
  Provision for proposed settlement and other costs
     relating to fraudulent transfer litigation                                 1,700,000
  Other litigation contingency reserves                                           100,000
  Other (not related to litigation or contingencies)         190,002            2,887,515             598,004
                                                       -------------   ------------------     ---------------
                                                        $    190,002     $      6,687,515     $     6,148,004
                                                       =============   ==================     ===============
December 31, 1995:
  Product liability matters:
     Future payments on settled cases                   $         -       $     1,200,000      $    1,750,000
     Insurance recoveries and liabilities
       related to above                                      250,000              600,000                  -
     Reserves for pending and other contingencies                  -              900,000           4,200,000
                                                       -------------   ------------------     ---------------
        Totals for product liability matters                 250,000            2,700,000           5,950,000
  Provision for proposed settlement and other costs
     relating to fraudulent transfer litigation                                 1,900,000
  Other litigation contingency reserves                                           100,000
  Other (not related to litigation or contingencies)         108,769            4,881,548             655,206
                                                       -------------   ------------------     ---------------
                                                        $    358,769      $     9,581,548      $    6,605,206
                                                       =============   ==================     ===============

         Product liability:

     At September 30, 1996, a subsidiary of the Company was a defendant in 11 product liability suits relating to personal injuries allegedly related to the use of Riddell helmets. The ultimate outcome of these claims, or potential future claims, cannot presently be determined. The Company estimates that the

                        RIDDELL SPORTS INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)


uninsured portion of future costs and expenses related to these claims, and incurred but not reported claims, will amount to $4,600,000 and, accordingly, a reserve in this amount is included in the Consolidated Balance Sheet at September 30, 1996 as part of accrued liabilities and other liabilities.
These reserves are based on estimates of losses and defense costs anticipated to result from such claims, from within a range of potential outcomes, based on available information, including an analysis of historical data such as the rate of occurrence and the settlement amounts of past cases. However, due to the uncertainty involved with estimates actual results have at times varied substantially from earlier estimates and could do so in the future. Accordingly, there can be no assurance that the ultimate costs of such claims will fall within the established reserves.

     As more fully described in previous reports, the Company maintains product liability insurance. The Company recently expanded its existing "occurrence based" product liability insurance policy. The policy period has been extended through December 2001. The policy change also doubles the coverage available under "excess" portions of the policy, increasing related per claim limits from $10,000,000 to $20,000,000 and increasing each of two different aggregate policy limits (applicable to claims arising in two different time periods) from $10,000,000 to $20,000,000. The excess coverages remain limited to certain ratios of paid premiums until the premiums due over the entire policy period have been paid. However, this latter limitation can be eliminated at any time by prepaying the future premiums due during the remainder of the policy. In light of recent claims experience and the structure of the revised policy, the overall annual cost of coverage under the policy is not anticipated to change materially from recent levels.


     MacGregor fraudulent transfer litigation:

     MacGregor Sporting Goods, Inc. (now known as M. Holdings, Inc.) ("Mac I") filed for bankruptcy in March 1989. In 1993, Mac I's Creditors' Committee and the bankruptcy trustee of MGS Acquisition Inc. ("MGS") filed a complaint against the Company seeking rescission of, and/or monetary damages in excess of $28.5 million plus interest relating to, the Company's acquisitions in 1988 and 1989 of substantially all the assets of two of Mac I's former second-tier subsidiaries (including the football helmet division, MacGregor trademark licensing business, and the non-football uses of the Riddell trademark) (the "Acquisition") for alleged failure to pay fair consideration at a time when Mac I was insolvent or as a result of which Mac I became insolvent or undercapitalized.

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

                     RIDDELL SPORTS INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)


     In April, 1996 the Company signed an agreement with the Trustees to settle the "fraudulent transfer" litigations described above. The proposed settlement was subject to, among other things, approval by two bankruptcy courts. The proposed settlement had provided for a payment of approximately $1.4 million by the Company. However, in June 1996, in view of opposition from the Creditors' Committee of Mac I, the Trustees withdrew a motion they had filed to approve the proposed settlement of the actions against the Company, and the proposed settlement agreement terminated. In October 1996 a former employee of the Company filed a counterclaim against the Company and several subsidiaries in the Mac I bankruptcy, seeking indemnity and contribution in an indeterminate amount from the Company in connection with a suit by the Mac I trustee against such former employee.

     The Company had previously recorded a $1.9 million provision, as of December 31, 1995, for the proposed settlement as well as anticipated costs relating to the litigation. The Company has charged certain litigation costs against the liability reserve reducing the balance to $1,700,000 at September 30, 1996. The Company has not otherwise adjusted the liability reserve for these actions as a result of the termination of the settlement agreement, as the balance remains within the potential range of costs of resolving the litigation. However, as discussed above, the plaintiffs in the actions are seeking damages far in excess of this amount and, accordingly, there can be no assurances that the matter will ultimately be resolved at an amount within the reserve. The reserve is reflected in the Consolidated Balance Sheets as part of accrued liabilities at September 30, 1996 and December 31, 1995. The Company remains confident that the fraudulent transfer cases are without merit, and intends to vigorously defend against them.

     Other contingencies and litigation matters:

     In connection with the Company's suit against its former President, Frederic Brooks, for alleged breaches of his consulting agreement and certain other matters, Mr. Brooks filed counterclaims against the Company. Mr. Brooks alleges the Company breached its indemnification obligations to him as a former officer and director of the Company in connection with the Company's action against Mr. Brooks, a purported class action (now settled), an action (now settled) against Mr. Brooks brought by certain stockholders of the Company, and the action brought by the MacGregor Bankruptcy Trustee, and seeks damages in excess of $1.85 million plus future attorneys' fees and interest. Mr. Brooks also seeks compensatory and punitive damages combined of at least $15 million against the Company, two of its officers and directors and an entity controlled by them for tortious interference with contract and prospective advantage and prima facie tort. Mr. Brooks has impleaded the Company's "Riddell" footwear licensee for contribution for all damages that may be assessed against him in the Company's suit against Mr. Brooks for certain alleged breaches of his consulting agreement relating to, among other things, alleged attempts to disparage and take control of the Company. In connection with a settlement of certain actions between the Company and its "Riddell" footwear licensee in early 1994, the Company agreed to indemnify the licensee and certain of its affiliates in the event they were so impleaded by Mr. Brooks into the Company's suit against Mr. Brooks for breach of his consulting agreement. In March 1996, Mr. Brooks filed a motion for summary judgement dismissing the claims against him and requesting consulting fees of $587,230 plus interest under his consulting agreement (which the Company has previously deposited in an escrow type account) and legal fees and the Company filed a motion for partial summary judgement dismissing certain of Mr. Brook's claims against it and its affiliates. Mr. Brooks recently

                      RIDDELL SPORTS INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)


clarified that the relief sought in his motion for summary judgement included, among other things, consulting fees with the Company s Riddell footwear licensee exceeding $850,000 and attorney's fees exceeding $1.5 million through April 1996, plus interest. The summary judgement motions have not yet been ruled upon. The Company believes Mr. Brooks' claims against the Company are without merit and intends to vigorously defend against them.

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

     The Company cannot estimate the full extent of a potential range of loss related to these litigation matters as their ultimate outcome cannot presently be determined.

5.   Long Term Debt

     In early November 1996, the Company issued a new 4.10% Convertible Subordinated Note due November 1, 2004 (the "Note") in the principal amount of $7,500,000, as further described below. A portion of the proceeds from this issuance was used to repay the remaining $870,834 balance of a subordinated term note, in the original amount of $2 million, due to a shareholder in accordance with its terms. Contemporaneously with the issuance of the Note the Company amended its loan agreement with its senior lender to, among other things, extend the term of its revolving line of credit from April 1997 to April 1998, and to defer a $1,000,000 principal payment due on a term loan from December 1996 to December 1998.

     The classification of certain long term debt between current and non-current liabilities in the September 30, 1996 balance sheet has been adjusted to reflect the subsequent events discussed above. These adjustments include the reclassification of the $870,834 principal balance of the subordinated term note due to a shareholder as a current liability, the reclassification of the $1,000,000 principal payment previously due in December 1996 as a non-current liability, and the reclassification of a $20,000,000 portion of the revolving line of credit (representing the annual low point in borrowing limits under the line) as a non-current liability.

                        RIDDELL SPORTS INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)



     The Convertible Subordinated Note was issued on November 8, 1996 to Silver Oak Capital, L.L.C., an affiliate of Angelo. Gordon & Co. The note bears interest at 4.1% and is due on November 1, 2004. The Note is convertible at $6.00 a share into 1,250,000 shares of the Company's Common Stock (subject to antidilution adjustment), constituting 13.4% of the outstanding shares of the Company's outstanding Common Stock after giving effect to conversion of the Note but without regard to the exercise of any outstanding options or warrants to buy the Company's Common Stock. The conversion price represents a 21.5% premium to the Company's October 30, 1996 closing price of $4 15/16.

     The Company must redeem 25% and 33.33% of the outstanding principal amount of the Note on November 1, 2002, and November 1, 2003, respectively and the remainder on November 1, 2004.

     The holders of the Note may exercise an option (the "Change of Control Option") to require the Company to purchase the Note at 101% of the principal amount thereof under certain circumstances, generally including the acquisition of at least 30% of the Company's then outstanding voting stock by a person or group other than M.L.C. Partners Limited Partnership, a Delaware limited partnership ("MLC") and affiliates thereof (which collectively currently own in excess of 44% of the Company's outstanding stock) or the occurrence of a merger or similar event in which the Company is not the surviving entity, or a change in at least a majority of the members of the Board of Directors. If holders of over $100,000 principal amount of the Note were to exercise this Change of Control Option, it would result in an event of default under the loan agreement for the Company s senior indebtedness.

     The payment of principal of and interest on the Note is subordinated in right of payment to prior payment in full of Senior Indebtedness (as defined in the Note Purchase Agreement) upon maturity of the Senior Indebtedness by acceleration or otherwise, or any bankruptcy, dissolution or similar event of the Company. Senior Indebtedness is defined generally to include debt under the Company's revolving line of credit and term loan payable to NBD Bank and any refinancing, renewal or replacement thereof (regardless of the amount or lender), certain acquisition debt and certain other debt. In addition, the Company has agreed not to incur any Indebtedness (as defined in the Note Purchase Agreement) that is subordinated in right of payment to any Indebtedness of the Company unless it is pari passu with or subordinate in right of payment to the Note.

     The Company's wholly-owned subsidiaries have guaranteed the Company's payment obligations under the Note. Such guaranty obligations are subordinated in right of payment to any Senior Indebtedness of such subsidiary to the same extent as the Note is subordinated to Senior Indebtedness of the Company. Each subsidiary has agreed not to incur any Indebtedness that is subordinate in right of payment to any Indebtedness of the subsidiary unless it is pari passu with or subordinate in right of payment to such subsidiary's payment obligations under the guaranty.

      The Company has agreed to register with the Securities and Exchange Commission the Common Stock underlying the Note, and has indemnified the holders of the Note in connection with any such registration. The Company has agreed to pay the fees and expenses relating to the registration of the Common Stock, and certain other fees and expenses relating to the sale of the stock (other then fees, commission and expenses of any underwriters).

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:

     Operations for the third quarter of 1996 resulted in a 20% increase in net income to $965,117, or $0.11 per share, over third quarter 1995 net income of $802,640, or $0.10 per share. For the nine month period ended September 30, 1996 net income increased 25% to $4,133,933, or $0.48 per share, compared to net income of $3,303,575, or $0.41 per share, for the nine month period of 1995. Due to recent increases in the market value of the Company's stock, per share results for the first nine months of 1996 reflect the dilutive impact of certain common stock options and warrants. The dilutive options and warrants represented approximately 500,000 net common stock equivalents during the first nine months of 1996, whereas no options or warrants were considered dilutive for purposes of computing earnings per share for the 1995 periods.
As discussed in the Notes to Consolidated Financial Statements, 1996 and 1995 year to date earnings benefited from lower tax expense due to net operating loss carryforwards recognized during the periods.

     The Company's overall profitability improvements are due to increased sales volume across most of the Company's product lines which, combined with favorable sales mix and operational efficiencies, have improved the Company's gross margins. These gains were partially offset by a decrease in royalties from trademark licensing. The impact of the volume and margin gains were also offset in part by increased selling costs resulting from increased promotional expenses and higher commissions.

     The effect of these factors are further described in the following discussion of operating results by line item, together with other matters having a significant effect on the Company's results of operations.


     Revenues

     Total revenues for the three months ended September 30, 1996 increased by 4% to $18,337,265, which compares with total revenues of $17,700,191 for the three months ended September 30, 1995. Total revenues for the nine month period ended September 30, 1996 increased by 9% to $59,793,239 from $55,022,750 for the nine months ended September 30, 1995.

     Net sales of the Company's sports products and services segment increased by 5% for the third quarter of 1996 to $17,781,415 from $16,986,783 for the three months ended September 30, 1995. For the nine month period of 1996, net sales of this segment increased 11% to $57,662,900 from $52,167,954 in the comparable period of 1995. The Company experienced sales gains in most of its product lines, including year to date overall increases in sales of athletic products, sports collectible products and reconditioning services.

     Sales of competitive athletic products increased approximately $2.0 million, or 9%, for the year to date period in comparison to the first nine months of 1995, and for the third quarter of 1996 increased by $300,000, or 3%, in comparison to the year ago period. The year to date sales of these products, principally football helmets and shoulder pads sold to schools and other institutions, reflects increased unit volume and selected price increases to offset rising costs. Unit volume increases have occurred as the Company gains experience under the recently implemented direct distribution of its institutional products. The Company is also benefiting from other actions taken in recent periods to increase institutional sales. These actions, discussed in prior reports, include increases in the number of salesmen calling on schools, more intensive sales training, incremental field sales managers, new sales incentive programs, and the introduction of additional athletic products. These actions also included a new early incentive program which encouraged early orders and deliveries, accelerating some volume into the first quarter of the year, with the result that the third quarter increase in sales of these products is lower than the year to date rate of increase. As discussed in prior reports, the Company also benefitted from a seasonal increase in the volume of competitive youth products sold earlier in the year.

      Sales of reconditioning services increased for the nine months period by approximately 3%, or $500,000. For the third quarter, sales of these services were down $200,000 in comparison to 1995 levels, partially offsetting gains achieved earlier in the year. The year to date improvement was principally due to moderate price increases.

     Sales of sports collectible products increased in the third quarter by approximately 14%, or $750,000, and for the nine month period increased 25%, or $3.0 million, compared to the nine months period of 1995. This improvement was due to increased volume in sales of the Company's line of miniature helmets, including its new line of miniature hockey goalie helmets which the Company started shipping in late 1995. Sales of sports collectible products have been the strongest area of growth for the Company over the past two years, and these lines have become a significant part of the Company's business. The Company is continuing to maintain a high level of marketing emphasis on the sports collectible business.

     Royalty income decreased by 22% to $555,850 for the three months ended September 30, 1996 from $713,408 during the third quarter of 1995. For the nine months ended September 30, 1996 royalty income decreased by 25% to $2,130,339 from $2,854,796 for the nine months ended September 30, 1995.
These decreases were largely attributable to a decline in royalties from the licensing of the Riddell trademark. The Company anticipates that Riddell licensing income will remain significantly below 1995 levels throughout 1996 for several reasons. As discussed in prior reports, in October 1995, the Company terminated a license for use of the Riddell trademark on certain athletic equipment. In connection with a restructuring of the business of its apparel licensee, the Company agreed to reduce the minimum royalty due under the license and replaced the prior agreement with a short term license. And finally, the Company's Riddell footwear licensee has filed for bankruptcy as discussed in prior reports. The footwear licensee must continue to comply with the terms of the license, including payment of royalties; however, the Company has agreed to allow the licensee to offset certain amounts, which could exceed royalties otherwise due from the licensee through the middle of 1997. Royalties from licensing of the MacGregor trademark rights remained stable between the third quarter of 1996 and 1995 with an increase of under 1%. MacGregor royalties decreased 9 %, or $200,000, for the nine month period, due to a decrease in royalties from Kmart.


     Gross Profit

     Gross profit for the quarter ended September 30, 1996 increased $564,001, or 7%, compared to the quarter ended September 30, 1995. For the nine month period ended September 30, 1996 gross profits increased $2,799,253, or 11%, over the comparable period of 1995. The increases in gross profits were related to sales of sports products and services, further discussed below. These increases were offset in part by the year-to-date decreases in royalty income from trademark licensing discussed above. While trademark licensing does have certain costs included in selling, general, and administrative expenses, there are no related costs which are deducted in arriving at gross profit. Accordingly, each incremental dollar of royalty income results in a dollar increase in gross profit.

     Gross profit attributable to sports products and services for the quarter ended September 30, 1996 increased $721,559, or 10%, compared to the comparable quarter of 1995. For the nine month period ended September 30, 1996 gross profits for this segment increased $3,523,710, or 15%, over the comparable period of 1995. Gross profit margin rates for the sports products and services segment increased to 43.2% of sales for the third quarter from 41.0% of sales for the third quarter of 1995. For the nine month period gross profit margin rates increased to 45.7% of sales in 1996 compared to 43.7% of sales in the comparable 1995 period. The increase in gross margin dollars is principally due to the sales increases discussed above. Other factors contributing to the improvement in gross margins were changes in the sales mix, manufacturing efficiencies due to higher volumes and selective price increases taken to offset rising costs.


     Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased $411,499 or 8% over 1995 levels for the third quarter. For the nine month period ended September 30, 1996 these expenses increased $1,942,956 or 11% over comparable 1995 levels. The increases are attributable to higher levels of selling, marketing and promotional expenses relating to the Company's sales of competitive athletic products sold to schools and other institutions. These selling expense increases were incurred in taking certain actions to increase sales of competitive athletic products as discussed above under Revenues. General and administrative expenses showed a modest decline between the periods.


     Interest Expense

     Interest expense has remained stable between the periods with a decrease of 2% for the third quarter, and 1% for the nine month period, in comparison to the comparable 1995 periods. This reflects a decline in the prime rate which was offset in part by increases in average indebtedness related to the level of the Company's business volume.


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

     Operations during recent years have resulted in periods of increased working capital demands due to volume growth in certain product lines and other changes in the Company's business. In early November 1996 the Company completed certain financing matters which will provide increased capital to finance the Company s working capital requirements anticipated over the next year. The financing matters completed included (1) a one year extension of the maturity date of the Company's revolving line of credit from April 1997 to April 1998; (2) a deferral of a $1,000,000 principal payment on term notes from December 1996 to December 1998; (3) the sale of a new $7,500,000 principal amount 4.10% Convertible Subordinated Note, convertible into 1.25 million shares of the Company's common stock. The terms of the Note are more fully described in Note 5 of Notes to Consolidated Financial Statements. A portion of the proceeds of the Subordinated Convertible Note were used to redeem the $870,834 remaining unpaid balance of a promissory note payable to MLC, a shareholder and affiliate of the Company s Chairman and certain other directors and another officer, in accordance with its terms. The remaining proceeds, after expenses of approximately $1 million (including expenses relating to the senior debt extensions and other related matters), will be used for working capital needs and general corporate purposes. The Company remains in discussion with its senior lender regarding additional changes to its loan agreement, including an additional three year extension of its revolving line of credit, but there can be no assurances that such an extension will be granted.

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

     After the above action was dismissed, the Trustees commenced a substantially similar action against the Company in March of 1995 entitled, BRUCE LEVITT, BANKRUPTCY TRUSTEE FOR MACGREGOR SPORTING GOODS, INC., NOW KNOWN AS M. HOLDINGS, INC., PAUL SWANSON, BANKRUPTCY TRUSTEE FOR MGS ACQUISITION, INC. V. RIDDELL SPORTS INC., et al, No. 95-2261 (RG) (Bankr. D.N.J.) in the Chapter 11 bankruptcy case of Mac I (the "Levitt Action"). The complaint seeks monetary damages in an unspecified amount plus interest and\or rescission in connection with the Company's Acquisitions on the grounds, among others, that the Company allegedly failed to pay fair consideration at a time when Mac I was insolvent and\or undercapitalized. In addition to seeking monetary damages and\or rescission from the Company, the complaint seeks to void the liens of NBD Bank in the property at issue. The complaint also seeks damages against the Board of Directors of Mac I including Frederic H. Brooks ("Brooks"), a former President of the Company, for breaches of fiduciary duties to Mac I for failing to obtain fair consideration in connection with these transactions.

     Additionally, Innovative Promotions, Inc. and certain other purported unsecured creditors of Mac I initiated a state law debtor and creditor action against the Company which is now pending in the New Jersey Bankruptcy Court (INNOVATIVE PROMOTIONS, INC. ET AL. V. RIDDELL SPORTS INC. ET AL. (IN RE MACGREGOR SPORTING GOODS, INC.), Adv. Proc. No. 94-2656(RG) in the Chapter 11 bankruptcy case of Mac I (the "Innovative Action"). The plaintiffs in the Innovative action seek rescission of, and/or monetary damages in excess of $22 million exclusive of interest relating to the Company's Acquisitions for alleged failure to pay fair consideration at a time when Mac I was insolvent, or as a result of which Mac I became insolvent or undercapitalized.
Plaintiffs also seek judgments voiding the liens of NBD Bank with respect to the assets. In June 1995, the Trustees in the Levitt Action (the "Trustees") intervened as plaintiffs in the Innovative action purportedly to preserve their rights in the event they lost the Levitt Action.

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

     The Company has answered this complaint in both the Levitt Action and the INNOVATIVE Action, remains confident that the fraudulent transfer cases are without merit and intends to vigorously defend against them.

     On October 31, 1996 in the Levitt Action, Brooks filled an answer and counterclaim against the estate of Mac I and a cross-claim against the other defendants in the Levitt Action, including the Company and several of its subsidiaries. The cross-claim against the Company and such subsidiaries seeks indemnification and contribution under state law, the Company's Bylaws and Brooks employment agreements with the Company in an indeterminate amount.
The Company believes these cross-claims are without merit and intends to vigorously defend against them.


Employee Litigation

     In connection with the Company's suit against its former President, Brooks, for alleged breaches of his consulting agreement and certain other matters, Brooks filed counterclaims against the Company and two of its officers and directors. The action is captioned, RIDDELL SPORTS INC. V. FREDERIC H. BROOKS, (D.C., SDNY), 92 Civ. 7851 (JGK). Brooks generally alleges the Company breached its indemnification obligations to him as a former officer and director of the Company and seeks damages in excess of $1.85 million, plus future attorneys fees and interest. Brooks also seeks compensatory and punitive damages combined of at least $15 million against the Company, two of its officers and directors and an entity controlled by them.

      Brooks' counterclaims originally alleged claims for breach of contract, declaratory relief, tortious interference with contract and prospective advantage (including in connection with the Company's "Riddell" footwear licensee), injurious falsehood, prima facie tort and abuse of process. On January 5, 1995, the Court dismissed Brooks' claims for injurious falsehood and abuse of process with prejudice and dismissed Brooks' tortious interference with prospective advantage and prima facie tort claims without prejudice. On February 3, 1995, Brooks amended his counterclaims to reassert claims for tortious interference with prospective advantage and prima facie tort. In connection with a settlement of certain actions between the Company and its "Riddell" footwear licensee, the Company agreed to indemnify the licensee and certain of its affiliates in the event they are impleaded by Brooks into the Company's suit against Brooks for breach of his consulting agreement; Brooks has impleaded the Company's "Riddell" footwear licensee and other affiliates of the footwear licensee for indemnification for all damages that may be assessed against him in the Company's suit against Brooks for certain alleged breaches of his consulting agreement relating to among other things alleged attempts to disparage and take control of the Company and to Brooks' alleged cooperation with the Unsecured Creditors' Committee of MacGregor. In March 1996, Brooks filed a motion for summary judgment dismissing the claims against him and requesting consulting fees of $580,000 under his consulting agreement (for which the Company has previously established a reserve), and the Company filed a motion for partial summary judgment dismissing certain of Brooks claims against it and its affiliates. Brooks recently clarified that the relief he was seeking in his motion for summary judgement included, among other things, consulting fees pursuant to Brooks' consulting agreement with the Company's "Riddell" footwear licensee in an amount exceeding $850,000, attorney's fees and expenses of approximately $1,500,000 incurred through April 30, 1996 in connection with Brooks' counterclaims, plus interest on all such amounts.

     The Company believes Brooks' remaining claims against the Company for breach of contract, tortious interference with contract, tortious interference with prospective advantage and prima facie tort are without merit and intends to vigorously defend against them.


Other

     The Company is also a defendant in certain product liability proceedings. See Note 4 of "Notes to Consolidated Financial Statements".

     The Company is also a defendant in certain other litigation described in
Item 3 of its Form 10-K for the year ended December 31, 1995 and Part II, Item 1 of its Form 10-Q for the quarter ended March 31, 1996 and June 30, 1996.




Item 2.  Changes in Securities
          None



Item 3.  Defaults upon Senior Securities
          None



Item 4.  Submission of Matters to a Vote of Security Holders
          None



Item 5.  Other Information
          None

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibit index:

     3.(i)     Amended and Restated Articles of Incorporation of Riddell
               Sports Inc.


     10.1 Fourteenth Amendment to the Company's Amended Revolving Credit and Loan Agreement dated as of November 8, 1996 among NBD Bank, as Lender, Riddell, Inc., Equilink Licensing Corporation and RHC Licensing Corporation, as Borrowers, and Riddell Sports Inc., All American Sports Corporation, Ridmark Corporation, Proacq Corp. and SharCo Corporation., as guarantors, as amended


     10.2 Note Purchase Agreement dated October 30, 1996 between Riddell Sports Inc. and Silver Oak Capital, L. L. C.


     10.3 Subordinated Guaranty dated November 8, 1996 among Riddell, Inc., Equilink Licensing Corporation, and RHC Licensing Corporation, All American Sports Corporation, Ridmark Corporation, Proacq Corp. and SharCo Corporation.


     10.4 Registration Rights Agreement dated November 8, between Riddell Sports Inc. and Silver Oak Capital L.L.C.


     11        Computation of Earnings Per Share


     27 Financial Data Schedule (submitted in electronic form to SEC only)


    (b)   Reports on Form 8-K
          None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        RIDDELL SPORTS INC.


     Date:     November 12, 1996        By    DAVID MAUER
                                          ----------------------
                                             David Mauer
                                             Chief Executive Officer




     Date:     November 12, 1996        By   LAWRENCE F. SIMON
                                           ----------------------
                                             Lawrence F. Simon
                                             Senior Vice President
                                             (Principal Accounting Officer)Q