Form 10-K405
period 1996-12-31
RIDDELL SPORTS INC
filed 1997-03-31
CIK 874786

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
(Mark One)
            [x]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ended December 31, 1996

                                      OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
           For the transition period from           to

                        Commission file number 0-19298

                              RIDDELL SPORTS INC.
            (Exact name of registrant as specified in its charter)

                      Delaware                              22-2890400
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                  Identification No.)

            900 Third Avenue, 27th Floor, New York, New York 10022 (Address of principal executive offices, including zip code)

            Registrant's telephone number, including area code: (212) 826-4300

                Securities registered pursuant to Section 12(b) of the Act:


    Title of each class           Name of each exchange on which registered
         none                              none

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.01 par value
                               (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. YES  [ x ]      NO [   ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The Registrant hereby incorporates by reference, in response to Part III, its Proxy Statement for its 1997 Annual Meeting of Stockholders to be filed on or before April 30, 1997 (except to the limited extent the rules and regulations of the Commission authorize certain sections of such Proxy Statement not to be incorporated herein by reference, as specifically indicated in such Proxy Statement).

The aggregate market value of the 4,561,235 shares of outstanding voting stock held by non-affiliates of the Registrant, computed by reference to the last sale price of the Registrant's Common Stock on March 26, 1997, is $18,244,940.

As of March 15, 1997, the Registrant had 8,067,985 shares of Common Stock, $.01 par value per share, outstanding.

                                    PART I

ITEM 1. BUSINESS

General

     Riddell Sports Inc. (the "Company") is engaged in the businesses of manufacturing and selling athletic products, principally through its direct
sales force to schools and other institutions.   The Company is the world's
leading manufacturer of football helmets, which it sells under the Riddell (R) brand name. The Company is also the world's leading reconditioner of football helmets, shoulder pads and other sports protective equipment. Additionally, the Company markets full size and miniature collectible helmets and other collectible products, which it sells to retail stores under the Riddell brand name. Furthermore, the Company licenses its Riddell (R) and MacGregor (R) trademarks to other companies primarily for use on athletic footwear and apparel.

      Historically, the Company has been known principally for its protective
football equipment.   Recently,  the Company began to expand the categories of
athletic products sold to institutions by its direct sales force to include baseball items and, beginning in the 1997 season, a full line of practicewear for team sports. In addition, the Company continues to focus on expanding its marketing of collectible products to the retail channels. In 1996 the Company introduced several new collectible products including miniature hockey goalie masks displaying National Hockey League team logos, and in 1997 the Company introduced miniature baseball helmets of Major League baseball teams.
 Also in 1997, the Company  plans to begin shipping its new line of  Star Wars
(R) collectible products.

     The Company was organized in April 1988 to acquire substantially all of the assets and businesses of two former second-tier subsidiaries of MacGregor Sporting Goods, Inc. The businesses of the two subsidiaries consisted of manufacturing and selling Riddell football helmets and other protective products and the licensing of the MacGregor trademark. In September 1991, the Company acquired certain assets and liabilities of the protective equipment operations (the "Protective Equipment Division") of BSN Corp., now known as Aurora Electronics Inc. The Protective Equipment Division consisted of BSN's reconditioner of protective sports equipment and certain other businesses.

     The Company is a holding company that operates through various subsidiaries. The Company's subsidiary, Riddell, Inc., manufactures or sources new sports products for both institutional and retail customers. All American Sports Corporation maintains an institutional sales force that sells reconditioning services and new athletic products directly to schools and other institutions. RHC Licensing Corporation and Ridmark Corporation license the Riddell trademark. Equilink Licensing Corp. licenses the MacGregor trademark. Proacq Corp. licenses the Company's Maxpro (R) trademark.
Unless the context otherwise requires, references in this Report to the Company include the Company and its subsidiaries.


Recent Developments

     In November 1996, the Company completed the private placement of a new 4.10% Convertible Subordinated Note due November 1, 2004 (the "Note") in the principal amount of $7,500,000 pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The Note was purchased by Silver Oak Capital L.L.C., an affiliate of Angelo, Gordon & Co. A portion of the proceeds from the sale of the Note was used to repay the remaining $870,834 balance of a subordinated term note due to a stockholder in accordance with its terms. Contemporaneously with the issuance of the Note the Company amended its loan agreement with its senior lender, NBD Bank, to, among other things, extend the term of its revolving line of credit from April 1997 to April 1998, and to defer a $1,000,000 principal payment due on the term loan from December 1996 to December 1998.

     The Note is convertible at $6.00 a share (representing a 21.5% premium to the closing price of the Company's Common Stock on October 31, 1996) into 1,250,000 shares of the Company's Common Stock (subject to an antidilution adjustment), constituting 13.4% of the outstanding shares of the Company's Common Stock outstanding on March 15, 1997 after giving effect to conversion of the Note but without regard to the exercise of any outstanding options or warrants to buy the Company's Common Stock. The terms of the Note, including provisions regarding redemption at the Company's option, redemption at the holder's option upon a Change of Control, mandatory redemptions, subsidiary guarantees and subordination, are more fully described in Note 5 to the Notes to Consolidated Financial Statements.


Industry Segments

     The Company operates primarily in two segments of the sporting goods industry: sports products and services (including sales of athletic products, reconditioning of athletic equipment and sales of sports collectible products) and trademark licensing. See Note 13 of Notes to Consolidated Financial Statements for net revenues, income or loss from operations and identifiable assets attributable to the Company's industry segments for the last three years.


Sports Products And Services

     Athletic Products and Reconditioning

     Original Line of Athletic Products: The Company is the world's leading manufacturer of football helmets, which it sells under the Riddell brand. For the years ended December 31, 1994, 1995, and 1996 sales of football helmets for competitive use constituted approximately 25%, 20% and 21% respectively, of the Company's consolidated revenues.

     Riddell football helmets are worn by the majority of football players throughout the world, including players on all National Football League ("NFL") teams and certain other professional leagues and on most of the teams in the NCAA. High school teams, however, have historically been the largest market segment for Riddell football helmets. Riddell helmets are known for their quality and performance and meet the standards of the National Operating Committee on Standards for Athletic Equipment ("NOCSAE"), which sets the standards for the industry.

     The Company's several types of varsity and youth helmets offer different configurations and types of padding and other protective features. The Company's youth helmets incorporate technology and design features similar to those used in its varsity helmets.

     The Company believes it also maintains a leadership share of the shoulder pad market. The Company sells a professional and collegiate line of shoulder pads under the Power (R) name and several other lines of shoulder pads used mostly by high school and college players. Football shoulder pad sales for the years ended December 31, 1994, 1995 and 1996 constituted approximately 11%, 9% and 9% respectively, of the Company's consolidated revenues. The Company also sells accessory pads, including thigh, hip, rib and knee pads.

     Expanded Line of Athletic Products: The Company recently began increasing the categories of athletic products it sells to institutions. In 1996 the Company introduced a line of baseball and softball athletic products designed for high school and college players, marketed under the ProEDGE (R) brand This new line includes baseballs and softballs, protective baseball equipment such as chest protectors, leg guards and catchers' masks and certain other products including bases, bags and field equipment. In late 1995, the Company introduced a newly redesigned line of professional and youth batting helmets, including the first batting helmet designed specifically for women's softball. The new baseball product line includes professional quality models that are similar to the best quality products available from the Company's competitors. The Company's helmets meet the standards set by NOCSAE.

     Late in 1996 the Company further expanded its line of institutional products to include practicewear such as t-shirts, shorts, fleece warm-ups
and other basic athletic clothing.   Practicewear is the first broad line of
products sold by the Company to the institutional market that are used by both male and female athletes. The Company offers customized silkscreen printing as an option for its practicewear line. The Company believes its practicewear is comparable to the highest quality products available from its competitors.

     Reconditioning:   The Company, through its All American Sports
Corporation subsidiary, is the leading reconditioner of football helmets, shoulder pads and related equipment. Reconditioning typically involves the cleaning, sanitizing, buffing or painting, and recertifying of helmets as con-forming to NOCSAE standards. The Company may also replace face guards, interior pads and chin straps. The Company also reconditions shoulder pads, as well as equipment for other sports, including baseball and lacrosse helmets, catchers' masks and baseball gloves. The Company's reconditioning customers are primarily high schools, colleges and youth recreational groups. Reconditioning constituted 34%, 31% and 30% of the Company's consolidated revenues in the years ended December 31, 1994, 1995 and 1996, respectively.


     Sports Collectible Products

     The Company's sports collectible products are sold to consumers through the retail market channel. Sales of these products have been the strongest area of growth for the Company in recent periods, and the Company intends to continue its heightened focus on the sale of these and other retail products in the future. For the years ended December 31, 1994, 1995 and 1996 sales of sports collectible products have constituted approximately 16%, 26% and 29% of the Company's consolidated revenues.

     The sports collectible product line consists primarily of authentic and replica football helmets of professional and college teams. These helmets are offered in various miniature and full size models bearing the colors and logos of NFL and other professional or collegiate teams. The Company's full size authentic football helmets are the same helmets used by players on these teams. Nonauthentic helmets are not constructed with the same material as authentic helmets, and are therefore less expensive. The Company recently expanded its line of collectible items to include a new line of smaller, less expensive miniature football helmets tailored for the mass market, miniature hockey goalie masks bearing National Hockey League ("NHL") team logos and miniature baseball batters helmets bearing Major League Baseball ("MLB") logos, among other products.

     In connection with the sale of the Company's collectible helmets, NFL Properties has granted the Company a license to use the names, symbols, emblems, designs and colors of the member clubs of the NFL and the "League Marks" (i.e., "National Football League," "NFL," "NFC," "AFC," "Super Bowl," "Pro Bowl," the "NFL Shield" design and other insignia adopted by the NFL) on authentic and replica football helmets sold for display purposes. The term of the license is concurrent with the term of the NFL Agreement, described below in "Marketing and Promotion". The NFL Agreement has a term expiring April 1999 and automatically extending for unlimited successive five-year periods thereafter unless, in general, Riddell helmets fail to continue to meet certain quality standards.

     In addition, the Company has license agreements for other collectible products from organizations such as the National Hockey League ("NHL"), Major League Baseball ("MLB") and Lucasfilm, Ltd. which, late in 1996 granted the Company a license through December 1998 to sell half-scale Star Wars (R) miniature collectibles in the United States. The Company plans to introduce at least four Star Wars miniature collectible products in 1997 based upon the Darth Vader, C3PO and other characters. The Company has completed the design of, and has commenced marketing, these products, which in March, 1997 were in
the pilot production stage.   The Company expects to begin shipping its new
Star Wars collectible products in the second quarter of 1997.

     The Company's goal is to continue to develop new collectible products for sale to appropriate retail channels in the United States and certain international markets, and, when appropriate, to seek licenses allowing the Company to display well-known logos on these products. As noted above, in 1997 the Company introduced miniature baseball helmets and plans to introduce its line of Star Wars collectibles as well as additional football collectible products. There can be no assurances that the Company will successfully develop and market any new products.

Trademark Licensing

     General

     The Company licenses its Riddell and MacGregor trademarks in various categories, primarily including athletic products, clothing and footwear. For the years ended 1994, 1995 and 1996, the Company's royalty income from licensing of its trademarks constituted approximately 7%, 5% and 3% of consolidated revenues, respectively. The Company's principal license agreements and its licensing program are discussed below.

     MacGregor Licensing

     General: The Company has certain rights in the "MacGregor" trademark more fully discussed under "Trademarks and License Agreement"s, as well in
Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. The Company's two principal licensees of the MacGregor trademark rights in 1996 were Kmart and Thom McAn.

     Kmart: The Company has granted Kmart a license which expires June 30, 1998 to use the MacGregor trademarks exclusively on certain athletic apparel (e.g., jogging suits and sweat separates), athletic bags and knapsacks and non-exclusively on other products such as athletic socks. Commencing January 1, 1997, Kmart's right to use the mark on athletic footwear (excluding golf shoes) became an exclusive right.

     Meldisco, now a division of Footstar, Inc., has historically sold MacGregor footwear under the Kmart license in Kmart stores. The Company and Meldisco recently reached an agreement in principal, subject to negotiation and execution of final documentation, that Meldisco will continue to sell athletic footwear bearing the MacGregor trademark at Kmart stores pursuant to a license replacing the Kmart license when it expires in 1998. The Company is exploring additional opportunities for licensing the MacGregor trademark, and in this connection has retained an independent Licensing Agent. See Marketing
and Promotion - Licensing, below.   The Company plans to establish a new
license for the apparel category effective when the Kmart license expires in 1998. The Company believes there are long-term benefits to broadening the distribution of MacGregor apparel. However, there can be no assurances that the Company will be successful in its efforts to establish a new apparel license. Royalties from sales of athletic clothing bearing the MacGregor trademark at Kmart stores constituted 1% of the Company's total revenues and 29% of total royalty income in 1996. No decision has been made with respect to licensing the use of the MacGregor trademark after June 1998 on socks, athletic bags or knapsacks currently marketed by Kmart.

     Thom McAn: The Company granted Thom McAn a license to use the MacGregor trademark in the United States co-exclusively with Kmart on certain athletic footwear. The license expired December 31, 1996. The Company received the minimum royalty under the license in 1996.

     Riddell Licensing.

     General: The Company owns all domestic rights to the "Riddell" trademarks. The Company currently licenses the Riddell trademarks for athletic footwear and for certain limited categories of athletic clothing.

     Footwear:   Late in 1995 the Company's licensee for the Riddell trademark on footwear filed for protection under Chapter 11 of the U.S. Bankruptcy Code in Delaware. By order dated February 12, 1996, the licensee assumed the license agreement in the bankruptcy proceeding and must comply with its terms, including full and timely payment of royalties. The Company is conducting an audit of the licensee's books and records and has notified the bankruptcy court that, based upon the preliminary results of the audit, it believes the licensee may be in violation of material provisions of the license, and that it wishes to reserve its rights with respect to any such violations. Royalty payments are guaranteed by the licensee's principal lender, which has the right subject to certain conditions to assume the license upon material breach by licensee. This licensee is not affiliated with the Company other than through its licensing arrangement. Royalties received under the license in 1996 were reduced by an agreed-upon offset. The licensee's largest creditor and lender, which is also engaged in the shoe business, may continue to oppose the licensee's right to maintain the license and/or may seek to assume the license by foreclosing on its rights under a pledge agreement.

      Athletic Apparel:   In 1992 the Company granted a license to Signal
Apparel Company to use the Riddell trademark on certain athletic apparel. In May 1996, in connection with Signal's restructuring of certain of its product lines, the Company replaced the original license with a short term license agreement granting Signal the rights to use the Riddell trademark on certain types of athletic clothing which also bear the mark of the NFL Properties, Inc. or one of its member teams. The license is renewable at the option of the Company and requires a lower minimum royalty than the original license entered into in 1992.

     Licensing Agent

     See Marketing and Promotion--Licensing below for a discussion of the Company's recent engagement of an independent licensing agent to assist the Company to identify suitable new licenses and to administer its trademark programs.


Marketing and Promotion

     General

     Since April 1989, the Company has had a promotional rights agreement (the "NFL Agreement") with National Football League Properties, Inc., the licensing arm of the NFL. The NFL Agreement requires the Riddell name to appear on the front immediately above the center front forehead and on the chin straps of each Riddell helmet used in NFL play and, further, requires all teams in the NFL to cover any indicia of brand identification of other manufacturers which might otherwise appear on helmets, face masks or chin straps not manufactured by the Company used during league play.

     The NFL Agreement has a term expiring in April 1999 and automatically extends for unlimited successive five-year periods thereafter unless, in general, Riddell helmets fail to continue to meet certain quality standards. The Company agrees to supply specified quantities of Riddell helmets, shoulder pads and related equipment, either at no cost or at reduced cost to each NFL team with a requisite percentage of its roster using the Riddell helmet. For the 1996/97 professional football season, the Company believes that more than 80% of NFL players used Riddell helmets. The Company also has supply agreements with certain other professional leagues.

     The Company utilizes a variety of promotional techniques to build brand awareness. The NFL Agreement provides the Company with a unique marketing and promotional tool. The recognition resulting from the frequent appearance of the Riddell name on helmets in televised football games as well as in photographs in newspapers and magazines such as Sports Illustrated is viewed by management as important to its overall sales, marketing and licensing efforts. The Company believes that this arrangement increases sales of products by the Company and its Riddell brand licensees through enhanced visibility of the Riddell name and improves licensing opportunities.

     Sports Products and Services.

     Athletic Products and Reconditioning: The Company's athletic products and equipment reconditioning services are sold directly to schools and other institutions through a direct sales force of approximately 110 salesmen.
Prior to October 1994, sales of protective athletic equipment destined for consumption by these institutional customers had historically been made to independent team sports dealers who in turn sold to schools and other institutions. The Company now markets products to these institutional customers on a factory-direct basis utilizing its sales force in its All American Sports Corporation subsidiary, which previously sold only the Company's reconditioning services.

     The Company's youth football products are sold through retail stores, independent team sports dealers and other distributors.

     To further reinforce and support Riddell's brand recognition, the Company conducts a variety of marketing and promotional events in support of its line of athletic products. The Company participates in coaches' clinics and equipment shows throughout the year. At these events, the Company's entire athletic products line is displayed and promoted along with the Company's reconditioning services.

     Sports Collectible Products: The Company's replica and collectible products are sold primarily to retail and specialty sporting goods stores through approximately 40 independent sales representatives who are paid commissions. The Company has in recent years hired additional retail staff to develop and market retail products. The Company strategically targets channels of trade that it determines to be most appropriate for the type and price of each retail product. The Company believes sales of retail products will increase along with new product introductions and heightened marketing, but cannot assure it will attain any such increase.

     In support of its sports collectible products, the Company has initiated
various advertising and public relations efforts.   The Company is a sponsor
of the "NFL" Experience", which is conducted each year during the week of the Super Bowl. This event reaches a significant number of consumers. The retail collectible line has appeared on QVC and the Home Shopping Network, generating
national awareness.   The Company advertises in publications targeted toward
the sports collectible industry as well as other licensed products retailers. The Company also provides incentives to retail outlets to advertise and display Riddell products during promotional periods, and participates in various national sporting goods shows, where it promotes these products.

     Licensing

     Through its licensing subsidiaries, the Company has granted certain third parties the right to use the Riddell and MacGregor trademarks in connection with the sale of athletic shoes, clothing and other products (see Trademark Licensing above). The Company is seeking to further capitalize upon the television and press exposure of the Riddell name on helmets worn during NFL
games.    In 1996, the Company hired an independent licensing agent to help expand its licensing program for both the Riddell and MacGregor marks and to
administer the Company's trademark programs.   Also, the Company is actively
considering proposals for new license agreements for certain categories of the MacGregor and Riddell trademarks. There can be no assurances that any new licenses will be entered into or, if executed, any such agreements will be successful.

Production

     Sports Products and Services.

     Protective Helmets: The Company engineers, manufactures and packages all of its protective football and baseball helmets at its plant in Chicago, Illinois. Helmet shells are manufactured entirely by the Company using a custom grade of plastic resin and precision injection molding techniques.

     Shoulder Pads: Production of Power (R) By Riddell shoulder pads has recently been shifted to a single source in Canada. The Company has a facility in Pennsylvania which customizes shoulder pads upon request. All of the Company's other shoulder pads are imported as finished products from sources in the Far East.

     Other Athletic Products: The Company purchases its baseball products from suppliers in the Far East. The Company sources its practicewear from four domestic suppliers. The Company believes alternative sources for these products are readily available. The Company's Elk Grove, Illinois facility has a screen printing operation which can customize the practicewear to bear almost any logo, team name or other design that the customer requests.

     Reconditioning: The Company's reconditioning services include the sanitizing, buffing or painting, replacing certain parts and recertifying of athletic equipment as conforming to NOCSAE standards. These services are performed at the Company's reconditioning facilities strategically located throughout the United States and Canada. In late 1994, in response to the Company's move to direct sales, the Company's primary competitor in new football equipment, Schutt Sports Group, manufacturer of the "AIR" helmet, canceled the Company's reconditioning subsidiary's designation as an authorized reconditioner of AIR (R) helmets and refused to sell parts for their helmets to this entity. This move has had no measurable impact on the Company's ability to recondition AIR helmets and no significant volume has been lost in 1996. The Company will source parts from outside suppliers and will recertify all AIR helmets
to NOCSAE standards as it had before.   It is possible that Schutt's action
could have some limited impact on the Company's reconditioning volume in future years.

     Collectible Products: The Company engineers, manufactures and packages its full size collectible helmets at its plant in Chicago, Illinois in a process similar to that used for protective helmets. The Company purchases its miniature helmets and other collectible products from two sources in the Far East. The Company believes that alternative sources for these products are readily available.

     Quality Testing.

     All protective products manufactured by the Company are subjected to at least four separate quality-control procedures. Quality-control inspections for helmets are conducted when the product is molded, when liners are inserted, when face guards are attached and when the product is finished. Samples of all models produced are tested in accordance with NOCSAE standards. The Company continually monitors its sourced products to check that they meet the Company's quality standards.

     Warranty.

     All varsity protective football helmet shells are covered by a five-year warranty. Youth football helmet shells are covered by a three-year warranty. Helmet liners, protective padding and shoulder pads are covered by a one-year warranty. The rate of product returns for warranty claims has averaged approximately 0.2% annually over the last 3 years.


Raw Materials.

     The Company is not experiencing and does not anticipate shortages in raw materials for its products.


Product Design and Engineering

     The activities of the Company's engineering staff relate principally to the design, development and improvement of its helmets and padding and to the testing of raw materials which are used in, or could be used to improve, Riddell products and, to a lesser extent, to the development of new products. The Company has seven employees devoted principally to design, development and quality, including an individual hired in 1996 to manage product design and engineering. The Company has several patents and patents pending that are applicable to its protective padding products. See Patents and Trade Secrets, below. The Company has retained a design company to assist it in developing new retail collectible products on terms that the Company believes are customary in the industry, and from time to time works with other design companies.


Seasonality and Backlog

     The Company has historically experienced and expects to continue to experience seasonal fluctuations in its sales and profitability. The move to direct institutional sales has shifted peak sales of the Company's competitive products to a later point in the year than that experienced prior to going direct.

     Orders for competitive football products and reconditioning services are solicited over a sales cycle that begins in the fall of each year and continues until the start of football play at the end of the following summer. Delivery of competitive football products and performance of reconditioning services reach a low point during the football playing season. These activities contribute most to profitability in the first through third quarters of each calendar year.

     The Company's sports collectible products are sold to retailers throughout the year. However, sales are at their peak during the third and fourth quarters as retailers build inventory in anticipation of both the football and the holiday shopping seasons. Volume shipment of newly introduced products in the early part of both 1995 and 1996 moderated this seasonality. However, shipment of new products planned for 1997 introduction are anticipated to impact later points of the year with a resulting shift in revenues and profitability towards the second half of 1997.

     Due in large part to the lull in sales of competitive football products and services during the football season, the Company has normally experienced operating losses during the fourth quarter of recent years. While the growth of the collectible business and other products has softened this seasonality and should continue to do so, the Company anticipates that the overall pattern of lower fourth quarter profitability will continue due to the significance of the Company's sales of football products and services.

     Backlog for all the Company's products and services at March 15, 1997 was approximately $17,000,000, a 20% decrease from March 15, 1996 backlog of approximately $21,000,000. The decrease is principally due to changes in the Company's procedures and policies for solicitation and acceptance of certain classes of orders for sports collectible products. In early 1996 certain retailers placed large orders for sports collectible products which they later reduced by a material amount. These orders were for collectible products which, at the time, had recently been introduced by the Company and were new to these retailers.

     The Company sells much of its competitive football products and reconditioning services on dated payment terms with payments from customers generally due the following July or August. Accordingly, trade receivables increase throughout the year as sales are made on these dated payment terms. The increase in trade receivables continues throughout an annual cycle until reduced at the end of the cycle the following July or August as the dated receivables become due. In order to finance the resulting large receivable levels, the Company requires a revolving line of credit. The outstanding balance on the revolving line of credit generally follows the receivable cycle described above, increasing as the level of receivables increases until the late summer or early fall of each year when collections of the dated receivables are used to reduce the outstanding balance on the line.


Competition

     Sports Products and Services.

     Athletic Products: The Company's principal competitor in the football helmet market is Schutt Sports Group, manufacturer of the "Air" helmet. The Company competes principally with Bike Athletic Co., Inc., Douglas, Inc. and Gear 2000, Inc., Rawlings Sporting Goods Company, Inc. in the football shoulder pad business. The Company competes with Diamond Sports Co., Rawlings, Wilson Sporting Goods Company and other companies for baseball and softball products. The Company competes with Champion Products, Inc. Russell Athletic, Inc., and other companies for practicewear.

     The Company believes it competes in the football market on the basis of quality, price, reliability, service, comfort and ease of maintenance. With respect to football and other athletic products, the Company believes that its direct sales force provides a competitive advantage in terms of its ability to provide superior products and customer services and a significant price advantage due to the elimination of middlemen. Some of the Company's competitors in the athletic products business are substantially larger and have greater financial and other resources than the Company.

      Reconditioning: The protective-equipment reconditioning industry is highly fragmented. The Company believes that it serves approximately 50% of the reconditioning market and that it has approximately 30 regional competitors. The Company is the only national supplier of reconditioning services. Reconditioners compete on the basis of quality, pricing, repu-tation, convenience and customer loyalty.

     Collectible Products: The Company believes that its sales of sports collectible products compete with a large number and wide array of manufacturers and sellers of sports and other collectible and memorabilia
products, some of which have greater resources than the Company.   Among its
competitors in this large marketplace are sellers of products such as autographed photographs and uniforms and other memorabilia and manufacturers of clothing, such as caps and jackets.

     Licensing.

     Competition in the licensing of sports equipment, apparel and footwear is very substantial. The Riddell and MacGregor brands compete with numerous companies having significant brand recognition, many of which have greater financial, distribution, marketing and other resources than the Company. Competing brands include renowned names such as Adidas (R),Champion
(R),Converse (R),Nike (R), Rawlings (R),Reebok (R) ,Russell (R) and Wilson
(R). Brand recognition and reputation for quality are important competitive factors in the Company's licensing business.


Patents and Trade Secrets

     Certain of the Company's football helmet liner systems are protected by patents and trade secrets, including a patent on its inflatable liner expiring 2010. Other patents on these liners expire 1998 and 2008. The Company also has patents expiring in 2006, 2007 and 2008 on various components of its shoulder pads which increase the impact area of contact and permit better absorption of the related shock.

     While management believes certain of these patents are material to the success of the Company's products, based on currently competing technology, it also believes that experience, reputation, brand recognition and its distribution network are more significant to its business.


Trademarks and License Agreements

     General

     The Company considers the MacGregor (R), Riddell (R), ProEdge (R) and Power (R) trademarks to be material to its business. All of the Company's football helmets are marketed under the Riddell name. The Company's football shoulder pads are sold under the Riddell and Power trademarks. The Company markets footballs and certain baseball equipment, other than helmets, under the ProEdge trademark. The Company's reconditioning services are conducted under the name "Riddell/All American".

     As discussed above under Trademark Licensing, the Company licenses the Riddell trademark for certain types of athletic clothing and for athletic
footwear.   It licenses the MacGregor trademark primarily for sales of athletic footwear  and certain clothing.

     Riddell Trademark

     The Company owns all domestic rights to the Riddell trademark.   The
Riddell trademark is registered in the United States Patent and Trademark Office and with the trademark registration offices in certain foreign countries, and registration is being sought in other major foreign markets. Trademark registrations generally have terms of 10 years, renewable for successive ten year periods.

     MacGregor Trademark

     The Company owns 50% of the stock of MacMark Corporation which owns the MacGregor trademark for sports apparel, footwear and equipment. The MacGregor trademark is registered in the United States Patent and Trademark Office, and registration is being sought in major foreign markets. The remaining 50% of the stock of MacMark is owned by Hutch Sports USA, Inc. ("Hutch"), a subsidiary of RDM Sports Group, Inc.

     The Company has a perpetual, exclusive, royalty-free license from MacMark to use (and to sublicense others to use) the MacGregor trademark in connection with the manufacture and sale of certain products. The MacMark license allows the Company to use (and sublicense others to use) the MacGregor trademark for all products other than products which MacMark has licensed to Hutch and SSG, as discussed below.

     Hutch has, subject to certain conditions, a perpetual, exclusive and royalty-free license from MacMark to use (and, with the consent of MacMark and the Company, to sublicense others to use) the MacGregor trademark principally for sports equipment products used in certain major classes of sports, such as baseball, soccer and basketball, for sale to retail stores only. MacMark has also granted to Sports Supply Group, Inc. ("SSG") a license to use the MacGregor trademark for sales of the same classes of goods as it licenses to Hutch, but restricts SSG to selling these goods only to the institutional team sports market.

     MacMark and its licensees (including the Company) are bound by a settlement agreement entered into in 1981 with a company that owns trademark rights in the similar trademark, "McGregor." Under this agreement, the parties have agreed on certain restrictions in the use of their respective trademarks. Additionally, under a separate agreement the Company is precluded from using the MacGregor trademark in connection with the sale of products used in the sport of golf. Accordingly, the Company's use of the MacGregor trademark generally is limited to sporting goods, certain apparel and athletic footwear, but specifically excluding any of these products that MacMark has licensed to Hutch and products used in connection with the sport of golf.

     The Company has in turn entered into sublicense agreements for the MacGregor trademark discussed above in Trademark Licensing with Kmart for products including shoes, athletic socks and athletic apparel.


Governmental Regulation

     The Company's products and accessories are subject to the Federal Consumer Product Safety Act, which empowers the Consumer Product Safety Commission (the "CPSC") to protect consumers from hazardous sporting goods and other articles. The CPSC has the authority to exclude from the market certain articles which are found to be hazardous and can require a manufacturer to repurchase such goods. The CPSC's determination is subject to court review. Similar laws exist in some states and cities in the United States, Canada and Europe. The Company maintains a quality control program for its protective equipment operations and retail products that is designed to ensure compliance with applicable laws. To date, none of these products has been deemed to be hazardous by any governmental agency.

     The Company's operations at all of its facilities are subject to regulation by the Occupational Safety and Health Agency and various other regulatory agencies.

     The Company's operations are also subject to environmental regulations and controls. While some of the raw materials used by the Company may be potentially hazardous, it has not received any material environmental citations or violations and has not been required to spend significant amounts to comply with applicable law.


Employees

     At March 1, 1997, the Company had 613 employees. The employees are engaged as follows: 7 in product design, engineering and testing, 99 in manufacturing, 315 in reconditioning, 148 in sales and marketing and 44 in administration. Approximately 40 of the Company's employees are represented by the Chicago and Central States Joint Board, Amalgamated Clothing and Textile Workers Union, under a collective bargaining agreement which will
expire in January 1999.   Approximately 33 of the Company's employees are
represented by the Local #500A United Food and Commercial Workers Union (AFL-
CIO) under a collective bargaining agreement that expires in January 2000. The Company believes that relations with its employees are good.

Product Liability Proceedings and Product Liability Insurance

     As part of its ongoing business, the Company is routinely a defendant in various product liability suits relating to personal injuries allegedly related to the use of Riddell helmets.

     The Company maintains product liability insurance under a policy bound in December 1994. In October 1996 the policy term was extended until December 2001 and certain coverage limits were increased. The policy is an occurrence-based policy generally covering claims relating to injuries occurring prior to December 2001 even if such claims are filed after the end of the policy period. The insurance program provides certain basic and excess coverage on product liability claims.

     The basic insurance coverage under the policy ("Basic Coverage") provides coverage against claims currently pending against the Company and future claims relating to any injuries occurring prior to December 13, 2001. There is an aggregate coverage limit of $7,500,000 for the Basic Coverage, and the policy is also subject to certain annual aggregate sub-limits. The Basic Coverage covers up to $2,250,000 per claim in excess of an uninsured retention (deductible) of $750,000 per occurrence. Until such time as the premiums for the entire policy have been paid, the Basic Coverage is also limited to 110% of the premiums paid or which have been guaranteed by a letter of credit.

     The insurance program also provides for additional coverage ("Excess Coverage") of up to $20,000,000 per occurrence, in excess of the first $3,000,000 of each claim. The Basic Coverage, to the extent available, covers the initial $3,000,000 layer. The Excess Coverage applies to 10 of the 11 claims pending against the Company at December 31, 1996 and will apply to any future claims which relate to injuries occurring prior to December 13, 2001. Claims covered by the Excess Coverage are subject to one of two separate $20,000,000 aggregate policy limits, depending on the date of the related injury and the date the claim is filed against the Company. The first $20,000,000 aggregate limit applies to claims filed before October 4, 1996 for injuries occurring after January 1, 1985 and prior to December 13, 1994 together with any future claims for injuries occurring before October 4, 1996. The second separate $20,000,000 aggregate limit applies to claims filed before October 4, 1996 for injuries occurring after December 13, 1994 together with any future claims for injuries occurring after October 4, 1996 and before December 13, 2001. The Excess Coverage is also limited to certain ratios of paid premiums until such time as the premiums due under the policy for the entire policy period have been paid. However, this latter limitation can be eliminated at any time by prepaying the future premiums due during the remainder of the policy, or by guaranteeing the future premiums with a letter of credit.

     The amount of insurance available under the Excess Coverage discussed above includes an expansion of coverage obtained in October 1996. Prior to October 1996, the per case limits and two separate aggregate limits under the Excess Coverage were each $10,000,000 as opposed to the $20,000,000 amounts discussed above. The maximum possible payout under the entire policy, combining the aggregate limit for the Basic Coverage and the two separate aggregate limits under the Excess Coverage, is currently $47,500,000 whereas prior to the policy expansion this amount would have been $27,500,000. The increase in cost for this expansion of coverage was offset by the benefit of spreading Basic Coverage policy premiums over two additional years, on a prospective basis, with the extension of the original policy period from five to seven years. This has resulted in a net decrease in the annual cost of the policy for the remaining five years of the policy period.

     The Company's product liability insurance carrier is a division of American International Group, Inc. which has been rated A +15 by A.M. Best Property and Casualty Insurance Ratings Company. There is no certainty that coverage will remain available to the Company after 2001, that the Company's insurer will remain viable, or that the insured amounts will be sufficient to cover all future claims in excess of the Company's uninsured retention. Furthermore, future rate increases might make such insurance uneconomical for the Company to maintain after 2001.

      As of March 15, 1997, the Company had 11 product liability lawsuits against it for personal injuries allegedly related to the use of Riddell helmets. The ultimate overall impact and outcome of these claims, or potential future claims, cannot presently be determined. The Company has established reserves for product liability claims and determines its reserves based on estimates of losses and defense and settlement costs which it anticipates would result from such claims based on information available at the time the financial statements are issued. Due to the uncertainty involved with estimates, actual results have at times varied substantially from the estimated liability, and could do so in the future. Accordingly, there can be no assurance that the ultimate costs of such claims will fall within the estimated reserves.

     In September 1991 the Company acquired the assets of subsidiaries of BSN Corp. (known now as Aurora Electronics, Inc.), and Aurora has indemnified the Company for any losses it may incur in connection with any product liability claims asserted prior to September 23, 1994. Upon completing the 1991 acquisition, the Company immediately discontinued the Maxpro football helmet business formerly conducted by Aurora. As of March 15, 1997 there are no such cases pending against the Company. Some states impose liability for product liability claims on successors that continue the business of manufacturing or distributing the same products. The laws of successor liability, which vary from state to state, may result in the Company being found liable on some or all of these claims.


ITEM 2.  PROPERTIES

     The Company has fourteen locations, ten of which are used in the Company's reconditioning operations. The Company owns its principal football helmet manufacturing facility located in Chicago, Illinois. The Company believes its properties, machinery and equipment are adequate for its current
requirements.   In 1995 the Company closed a facility that manufactured
certain sports collectible products. In February 1994, the Company sold its foam product manufacturing plant in Wauseon, Ohio. Set forth below is certain information regarding the Company's principal properties.

                                                       Square  Lease
Location                          Principal Use       Footage  Expiration Date
-----------------------     ------------------------  -------  ---------------
New York, New York          Corporate headquarters     4,000   September 1999

Chicago, Illinois           Headquarters of
                            Riddell, Inc.; Helmet
                            manufacturing             95,000   Owned

Elk Grove Village,          Warehouse and             83,000   March 2000
Illinois                    distribution center

Elyria, Ohio                Headquarters for All      33,000   May 2000
                            American Sports Corp.;
                            reconditioning operations
                            and customer service

San Antonio, Texas(1)       Reconditioning            27,000   October 1998
Stroudsburg, Pennsylvania   Reconditioning and        44,000   October 1998
                            shoulder pad customizing

Belton, Missouri            Reconditioning             6,600   January 1999

Buffalo, New York (2)       Warehouse                  6,000   Month-to-Month

Burgettestown, Pennsylvania Reconditioning            17,000   September 2013

Franklin Park, Illinois     Reconditioning            16,000   June 2000
Fort Valley, Georgia        Reconditioning            15,000   October 1997

Ft. Erie, Ontario, Canada   Reconditioning             5,000   September 1997

New Rochelle, New York      Reconditioning            23,000   January 2000

Union City, California (3)  Reconditioning            23,000   March 1997
______________________
(1)     Subject to renewal by the Company for three years.
(2) The Company is currently negotiating a long-term lease for this property.
(3) The Company is currently negotiating a renewal of this lease and is concurrently reviewing other options available to it.

ITEM 3.  LEGAL PROCEEDINGS


Product Liability And Other Litigation Incidental To Business

     The Company and its subsidiaries from time to time become involved in various claims and lawsuits incidental to their businesses including without limitation, employment related and product liability litigation. See Item 1; Business - Product Liability Proceedings and Product Liability Insurance.


Mac I Fraudulent Transfer Action and State Law Debtor and Creditor Claim

     MacGregor Sporting Goods, Inc. ("Mac"I) filed for bankruptcy protection in March 1989 in the United States Bankruptcy Court in New Jersey. Mac I, its Creditors' Committee and the bankruptcy trustee of MGS Acquisition, Inc. ("MGS") jointly brought an action against the Company, its principal lender, NBD Bank and others in the New Jersey Bankruptcy Court (OFFICIAL UNSECURED CREDITORS' COMMITTEE OF MACGREGOR SPORTING GOODS, INC. V. RIDDELL SPORTS INC., No. 93-2214 (RG) (Bankr. D.N.J.)). By order dated November 3, 1994 the court dismissed this complaint as time-barred. The court also appointed a trustee in the bankruptcy of Mac I, but did not decide whether the trustee would be time-barred if it decided to bring a similar action against the Company and its lender. Plaintiffs in the action had sought monetary damages and/or the rescission of the Company's acquisitions (the "Acquisitions") in 1988 and 1989 of substantially all the assets and businesses of two former, second-tier subsidiaries of Mac I, including among other things the football protective division, the MacGregor licensing business and the nonfootball uses of the Riddell trademark for, among other things, alleged failure to pay fair consideration at a time when Mac I was insolvent or as a result of which Mac I became insolvent or undercapitalized. The monetary damages alleged in connection with the Acquisitions exceeded $28.5 million. In addition to seeking monetary damages and/or rescission from the Company, the complaint sought to void the liens of NBD Bank in the property at issue.

     After the above action was dismissed, the trustees (the "Trustees") in the Mac I and MGS bankruptcy proceedings commenced a substantially similar action against the Company in March of 1995 entitled, BRUCE LEVITT, BANKRUPTCY TRUSTEE FOR MACGREGOR SPORTING GOODS, INC., NOW KNOWN AS M. HOLDINGS, INC., PAUL SWANSON, BANKRUPTCY TRUSTEE FOR MGS ACQUISITION, INC. V. RIDDELL SPORTS INC., et al, No. 95-2261 (RG) (Bankr. D.N.J.) in the Chapter 11 bankruptcy case of Mac I (the "Levitt Action"). The complaint seeks monetary damages in an unspecified amount plus interest and/or rescission in connection with the Company's Acquisitions on the grounds, among others, that the Company allegedly failed to pay fair consideration at a time when Mac I was insolvent and/or undercapitalized. In addition to seeking monetary damages and/or rescission from the Company, the complaint seeks to void the liens of NBD Bank in the property at issue. The complaint also seeks damages against the Board of Directors of Mac I including Frederic H. Brooks ("Brooks"), a former President of the Company, for breaches of fiduciary duties to Mac I for failing to obtain fair consideration in connection with these transactions.

     Additionally, Innovative Promotions, Inc. and certain other purported unsecured creditors of Mac I initiated a state law debtor and creditor action against the Company based on substantially the same claims as were made in the Trustees' actions in the New Jersey Bankruptcy Court. The Innovative Action is now pending in the New Jersey Bankruptcy Court (INNOVATIVE PROMOTIONS, INC. ET AL. V. RIDDELL SPORTS INC. ET AL. (IN RE MACGREGOR SPORTING GOODS, INC.), Adv. Proc. No. 94-2656(RG) (the "Innovative Action"). The plaintiffs in the Innovative Action seek rescission of, and/or monetary damages in excess of $22 million exclusive of interest relating to the Company's Acquisitions for alleged failure to pay fair consideration at a time when Mac I was insolvent, or as a result of which Mac I became insolvent or undercapitalized.
Plaintiffs also seek judgments voiding the liens of NBD Bank with respect to the assets. In June 1995, the Trustees in the Levitt Action (the "Trustees") intervened as plaintiffs in the Innovative Action purportedly to preserve their rights in the event they lost the Levitt Action.

     In April 1996 the Company entered into a settlement agreement with the Trustees in which the Company agreed to pay an aggregate of $1.4 million and releasing the Company and other defendants from all claims and liabilities in the litigations. The settlement was subject to, among other things, approval of two bankruptcy courts. On June 24, 1996 the Trustees withdrew their motion to approve the settlement agreement in light of a Plan of

Reorganization of Mac I submitted by the Mac I Creditors' Committee in opposition to the settlement agreement. The Company notified the Trustees that their actions breached, and caused termination of, the proposed settlement agreement. The Creditors' Committee's Plan of Reorganization is subject to acceptance by the creditors and court approval. The Company has objected to the Committee's Plan.

     The Company has answered the complaints in both the Levitt Action and the Innovative Action. The Company remains confident that the fraudulent transfer cases are without merit and intends to vigorously defend against them, including without limitation by asserting the cases are time- barred. The Levitt Action is currently in the discovery phase, and is tentatively scheduled for trial at the end of 1997.

     On October 31, 1996 in the Levitt Action, Frederic Brooks (the Company's former President) filed an answer and counterclaim against the estate of Mac I and a cross-claim against the other defendants in the Levitt Action, including the Company and several of its subsidiaries. The cross-claim against the Company and such subsidiaries seeks indemnification and contribution under state law, the Company's Bylaws and Brooks' employment agreements with the Company in an indeterminate amount. The Company believes these cross-claims are without merit and intends to vigorously defend against them.


Employee Litigation

     From time to time the Company is party to employee litigation claims. In June 1995, a subsidiary of the Company was served with a complaint entitled, BEVERLY A. EICHLER V. RIDDELL, Inc. (D. Ct, N.D. III., E. Div.), No. 95-C-3782. The complaint, brought by a former employee of one of the Company's subsidiaries who was terminated in December 1993, alleged sex and age discrimination and sought past and future wages and punitive damages in an undisclosed amount. In early 1997 a jury awarded Ms. Eichler damages in the amount of $59,000 and the court assessed front-pay damages of $420,000. The Company has filed a motion asking the judge to order reinstatement in lieu of front pay damages. Plaintiff has filed a motion for her attorneys fees. Both motions are pending.

     In connection with the Company's suit against its former President, Brooks, for alleged breaches of his consulting agreement and certain other matters, Brooks filed counterclaims against the Company and two of its officers and directors. The action is captioned, RIDDELL SPORTS INC. V. FREDERIC H. BROOKS, (D.C., SDNY), 92 Civ. 7851 (JGK). Brooks generally alleges the Company breached its indemnification obligations to him as a former officer and director of the Company and seeks damages in excess of $3.3 million, plus future attorneys fees and interest. Brooks also seeks compensatory and punitive damages combined of at least $15 million against the Company, two of its officers and directors and an entity controlled by them.

      Brooks' counterclaims originally alleged claims for breach of contract, declaratory relief, tortious interference with contract and prospective advantage (including in connection with the Company's "Riddell" footwear licensee), injurious falsehood, prima facie tort and abuse of process. On January 5, 1995, the Court dismissed Brooks' claims for injurious falsehood and abuse of process with prejudice and dismissed Brooks' tortious interference with prospective advantage and prima facie tort claims without prejudice. On February 3, 1995, Brooks amended his counterclaims to reassert claims for tortious interference with prospective advantage and prima facie tort. In connection with a settlement of certain actions between the Company and its "Riddell" footwear licensee, the Company agreed to indemnify the licensee and certain of its affiliates in the event they are impleaded by Brooks into the Company's suit against Brooks for breach of his consulting agreement; Brooks has impleaded the Company's "Riddell" footwear licensee and other affiliates of the footwear licensee for indemnification for all damages that may be assessed against him in the Company's suit against Brooks for certain alleged breaches of his consulting agreement relating to among other things alleged attempts to disparage and take control of the Company and to Brooks' alleged cooperation with the Unsecured Creditors' Committee of
MacGregor.   Mr. Brooks' claims against the footwear licensee (but not its affiliates) was  stayed as a result of its filing a  bankruptcy petition.

     In March 1996, Brooks filed a motion for summary judgment dismissing the claims against him and requesting consulting fees of $587,000 under his consulting agreement (which the Company has previously paid into an escrow account), and the Company filed a motion for partial summary judgment dismissing certain of Brooks'
                                     -15-
claims against it and its affiliates. Late in 1996 Brooks clarified that the relief he was seeking in his motion for summary judgement included, among other things, consulting fees pursuant to Brooks' consulting agreement with the Company's "Riddell" footwear licensee in an amount exceeding $850,000, attorney's fees and expenses of approximately $1,500,000 incurred through April 30, 1996 in connection with Brooks' counterclaims, plus interest on all such amounts.

     On March 22, 1996, all of the parties filed motions for summary judgment in RIDDELL V. BROOKS. On January 7, 1997 a United States Magistrate Judge issued a Report and Recommendation, and on March 25, 1997, a United States District Judge issued an Opinion and Order, regarding the summary judgment motions. The District Court essentially denied Riddell's motion for summary judgment dismissing Mr. Brooks' counterclaims, although it held that any recovery by Mr. Brooks for legal fees must be offset by $326,000 which Mr. Brooks received from Riddell's directors' and officers' insurance carrier. The Court also denied Mr. Brooks' motion for summary judgment seeking the dismissal of Riddell's claims against Mr. Brooks for breach of a consulting agreement and for breach of fiduciary duty. The Court also dismissed Mr. Brooks' claims for contribution against certain parties affiliated with Pursuit Athletic Footwear, Inc. ("Pursuit"). However, Mr. Brooks' claims against Pursuit were not ruled upon because of the automatic stay of litigation against Pursuit resulting from Pursuit's filing of a bankruptcy petition.

     The Company believes Brooks' remaining claims against the Company for breach of contract, tortious interference with contract, tortious interference with prospective advantage and prima facie tort are without merit and intends to vigorously defend against them.

Wrongful Death Action

     In January 1995 the Company was served with a complaint entitled, KATHLEEN PREVOST, ADMINISTRATRIX OF THE ESTATE OF KEVIN W. PREVOST, DECEASED,
V. WEST PENN POWER COMPANY ET AL., Crt of Common Pleas, Washington County, Penn., Civ. Division No. 94-4753. The complaint names the Company and its subsidiary, All American Sports Corporation, and other defendants in connection with the death by electrocution of a minor at a facility leased by All American Sports Corporation in Burgettstown, Pennsylvania. The complaint alleges wrongful death, failure to warn, negligence and other things, and seeks damages of an unspecified amount for loss of earnings, services, medical expenses and other things. The Company believes it has meritorious defenses to this action and intends to vigorously defend against it. The defense has been assumed by its insurance carrier, subject to a reservation of rights and certain policy limits and deductibles.

Other Litigation

     The Company recently reached an agreement in principle, subject to final documentation, to settle for a de minimis amount and without admitting liability an action commenced against certain subsidiaries of the Company in October 1993 entitled, JOSEPH WEST V. ALL AMERICAN SPORTS ET AL. filed in the District Court of the District of New Jersey (Case No. 93-4471). The action alleged violation of privacy, misappropriation of trade secrets, unjust enrichment, unfair competition, breach of contract and certain other claims in connection with the Company's sale of umpire vests, and sought compensatory and punitive damages exceeding $10,000,000.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S SECURITIES AND RELATED
          STOCKHOLDER MATTERS

     The Common Stock is quoted on the NASDAQ-NNM under the symbol RIDL. As of December 31, 1996, there were approximately 909 holders of record of the Company's Common Stock. The following table sets forth the high and low last sale prices for the Common Stock, as reported by the NASDAQ-NMS, for the periods indicated.

                                              High         Low
                                             ------      ------
Year Ended December 31, 1995:
First quarter     . . . . . . . . . . . .    2 5/8       1 3/4
Second quarter    . . . . . . . . . . . .    2 5/8       1 3/4
Third quarter     . . . . . . . . . . . .    3 3/4       1 3/4
Fourth quarter    . . . . . . . . . . . .    3 5/8       3

Year Ended December, 1996:
First quarter     . . . . . . . . . . . . .  5 7/8       2 7/8
Second quarter    . . . . . . . . . . . . .  6 1/8      4 1/16
Third quarter     . . . . . . . . . . . .    5 1/2       4 1/4
Fourth quarter    . . . . . . . . . . . . .  5 1/2       4 1/4



The last sale price of the Common Stock on December 31, 1996 was $ 4 5/8.


Dividend Policy

     Since its inception, the Company has not declared or paid, and does not currently intend to declare or pay, cash dividends on shares of its Common Stock, but intends to retain future earnings for reinvestment in its business. Any future determination to pay cash dividends will be in the discretion of the Board of Directors and will be dependent upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors. The Company is permitted to distribute dividends not exceeding 60% of its consolidated net income for the immediately prior fiscal year, provided there is no event of default under its financing arrangements with NBD Bank.

ITEM 6.  SELECTED FINANCIAL DATA

  The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this report.

                 (In thousands, except per share information)

<CAPTIONS>
Operating Data                                                    Year Ended December 31,
                                                   ------------------------------------------------------
                                                      1996       1995        1994       1993        1992
                                                   ---------  ----------  --------    --------   --------
Net revenues:
   Net sales  . . . . . . . . . . . . . . . . . .  $ 69,888    $ 63,603    $ 51,567   $ 45,202    $ 52,978
   Royalty Income   . . . . . . . . . . . . . . .     2,494       3,440       3,845      3,551       3,425
                                                   ---------  ----------   --------   --------    --------
                                                     72,382      67,043      55,412     48,753      56,403
Cost of sales . . . . . . . . . . . . . . . . . .    38,813      35,794      29,792     28,885      31,575
                                                   ---------  ----------   --------   --------    --------
Gross profit  . . . . . . . . . . . . . . . . . .    33,569      31,249      25,620     19,868      24,828
Selling, general and administrative expenses  . .    25,369      23,332      21,087     20,436      19,215
Product liability expenses  . . . . . . . . . . .     2,484       2,651       2,927      2,959       2,473
Product liability litigation loss . . . . . . . .         -           -       4,600         -           -
Other charges . . . . . . . . . . . . . . . . . .         -           -       1,188      2,170          -
                                                   ---------  ----------   --------   --------    --------
Income (loss) from operations . . . . . . . . . .     5,716       5,266      (4,182)    (5,697)      3,140
Interest expense  . . . . . . . . . . . . . . . .     2,763       2,795       2,001      2,029       1,902
                                                   ---------  ----------   --------   --------    --------
Income (loss) before taxes, extraordinary
  item and cumulative effect of changes
  in accounting principles  . . . . . . . . . . .     2,953       2,471      (6,183)    (7,726)      1,238
Income taxes (credits)  . . . . . . . . . . . . .       110         100      (1,250)    (2,245)        591
                                                   ---------  ----------   --------    --------   --------
Income (loss) before extraordinary item
  and cumulative effect of changes in
  accounting principles (1) . . . . . . . . . . .   $ 2,843     $ 2,371     $(4,933)   $(5,481)     $  647
                                                   =========  ==========   ========   =========   ========

Earnings (loss) per share before extraordinary
   item and cumulative effect of changes
   in accounting principles   . . . . . . . . . .    $ 0.34      $ 0.29     $ (0.62)   $ (0.69)    $  0.08
Weighted average number of common and
   common equivalent shares outstanding   . . . . 8,427,633   8,067,985   7,973,982  7,890,207   7,890,207

<CAPTIONS>
Balance Sheet Data (2)                                                 December 31,
                                                 --------------------------------------------------------
                                                      1996       1995        1994       1993        1992
                                                 ------------  ---------  ---------  ----------  --------
Working capital . . . . . . . . . . . . . . . . .   $ 25,957    $ 19,286   $ 11,036    $ 13,231   $ 18,221
Total assets  . . . . . . . . . . . . . . . . . .     76,361      74,124     72,252      60,656     69,982
Long-term debt, less current portion  . . . . . .     29,984      23,600     20,168      17,442     17,332
Shareholders' equity  . . . . . . . . . . . . . .     27,745      24,902     24,431      29,459     34,306

----------------------

(1) In 1993 a charge was recorded for the cumulative effect on prior years of a change in accounting principles for income taxes of $51,000 ($0.01 per share) and a change in accounting principles for contingent product liability of $214,948 ($0.03 per share). An extraordinary item in 1995 consisted of a $1,900,000 ($0.23 per share) provision for costs relating to fraudulent transfer litigation.
(2) See Note 8 to the Company's consolidated financial statements relating to contingent liabilities.

                                     -18-

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Year Ended December 31, 1996 Compared to The Year Ended December 31, 1995

     Overview: Operations for the year ended December 31, 1996, resulted in a 20% increase in net income to $2,843,176, or $0.34 per share, in comparison to 1995 earnings of $2,370,534, or $0.29 per share, before an extraordinary item. Tax expense for both 1996 and 1995 was reduced by the benefit of net operating loss carryforwards recognized during the years. The recognition of these tax benefits had the effect of decreasing tax expense by approximately $1,200,000, or $0.14 per share, in 1996 and approximately $900,000, or $0.11 per share, in 1995. The Company anticipates that any remaining unrecognized net operating loss benefit for financial reporting purposes would be phased out upon the generation of approximately $2 million in future income before tax.

     An extraordinary item in 1995 consisted of a $1,900,000 charge to establish a provision for costs related to certain fraudulent transfer litigation. At the time the provision was established, a settlement had been agreed to between the parties. However, as described elsewhere in this report, the proposed settlement never materialized and the litigation remains ongoing.

     In 1996 the Company benefitted from increased sales volume over most of its product lines which, combined with a favorable sales mix, improved the Company's gross margins from sales of sports products and services. These gains were offset by a decrease in royalties from trademark licensing. The impact of the volume and margin gains were also offset in part by increased selling costs resulting from increased promotional expenses and higher commissions.

     These factors are further described in the following discussion of operating results by line item, together with other matters having a significant effect on the Company's results of operations.

     Net Sales: Net sales of the Company's sports products and services segment increased by 10% in 1996 to $69,888,094 from $63,603,210 during 1995.
The Company experienced sales gains in most of its product lines, including overall increases in sales of athletic products, sports collectible products and reconditioning services.

     Sales of competitive athletic products increased approximately $2.0 million, or 8%, in comparison to 1995 levels. Sales of these products, principally football helmets and shoulder pads sold to schools and other institutions, reflects increased volume and selected price increases to offset rising costs. Unit volume increases have occurred as the Company gains experience in direct distribution of institutional products, a change that has been implemented over the past two years. The Company is also benefitting from other actions taken in recent periods to increase institutional sales. These actions, discussed in prior reports, include increases in the number of salesmen calling on schools, more intensive sales training, incremental field sales managers, new sales incentive programs, and the introduction of additional athletic products. The Company also benefitted from an increase in the volume of competitive youth products which continue to be sold by independent dealers and distributors. The Company experienced an anticipated decline in sales of these products in 1995 as many dealers stopped purchasing Riddell youth products when they were no longer offered the Company's institutional product lines. Sales of youth products have increased as the Company has expanded its distribution through new dealers and distributors.

     The Company believes that it will be able to further increase sales of athletic products sold to institutions as it continues to gain experience in direct sales of its traditional product lines as well as newer lines of products such as baseball equipment. The Company also anticipates it can expand sales in this area through the introduction of additional products such as its new line of athletic practice clothing introduced late in 1996 for the 1997 season. However, there can be no assurance that such sales increases will materialize.

     Sales of reconditioning services increased 3%, or approximately $700,000 over comparable 1995 levels. This improvement was principally due to moderate price increases.

     Sales of sports collectible products increased approximately 20%, or $3.5 million over 1995 levels. This improvement was due to increased volume in sales of the Company's line of miniature helmets, including miniature hockey goalie masks, which the Company started shipping in late 1995. Sales of consumer products have been the strongest area of growth for the Company in recent periods. The Company is continuing to place a high level of marketing emphasis on the retail collectible business and has recently introduced two new product lines which will begin shipping in 1997. These include miniature baseball helmets and miniature collectibles based on the Star Wars Trilogy, the Company's first line of retail collectible products not associated with sports.


     Royalty Income and Related Gross Profit: Royalty income decreased by 27% to $2,494,266 from $3,439,828 in 1995. MacGregor licensing royalties decreased 20%, or approximately $550,000 in comparison to 1995 due a to decline in royalties from Kmart and the inclusion in 1995 of certain non-recurring royalties. Royalties from other MacGregor licensees remained stable at minimum contractual levels. Royalty income for 1996 included approximately $300,000 in royalties from licenses which expired at the end of 1996. The larger of these two licenses was with Thom McAn which had licensed the MacGregor trademark for athletic shoes but has withdrawn from the athletic shoe market in recent years. See further discussion under "MacGregor Trademark" below.

     Royalties from the licensing of the Riddell trademark decreased from approximately $775,000 in 1995 to approximately $375,000 in 1996. The decline was principally due to two previously announced events which took place near the end of 1995. First, the Company terminated a license for certain athletic equipment due to the licensee's failure to pay royalties. Secondly, the Company revised the terms of a license for Riddell branded leisure apparel in conjunction with the related licensee's restructuring of its product lines. The revised leisure apparel license called for a lower level of minimum royalties than those paid in 1995. The Company also saw a decrease in royalties received from its Riddell athletic footwear licensee as the licensee offset certain amounts against royalties due the Company in 1996. While the Riddell footwear licensee has resumed payment of royalties to the Company, the licensee remains in bankruptcy proceedings as discussed elsewhere in this report. Although this licensee must continue to comply with the terms of the license, including payment of royalties, in view of the contested bankruptcy discussed in Item 1, Business, Trademark Licensing, there can be no assurance that royalties will be received in the long term from this licensee.

     While trademark licensing does have certain costs including selling, general and administrative expenses, there are no costs which are deducted in arriving at gross profit. Accordingly, each incremental dollar of royalty income results in a dollar increase in gross profit.


     Gross profit: Gross profit attributable to the sports products and services segment increased $3,265,446, or 12%, to $31,075,032 for the year ended December 31, 1996 from $27,809,586 for the year ended December 31, 1995. Gross profit margin rates for the segment increased to 44.5% of sales in 1996 from 43.7% of sales for 1995. The increase in gross profit is principally due to sales increases discussed above. Other factors contributing to the improvement in gross margins were changes to the sales mix, efficiencies due to higher volumes and selective price increases taken to offset rising costs.

     Selling, General and Administrative Expenses: Selling, general and administrative expenses increased $2,037,120 or 9% over 1995 levels. These increases are attributable to higher levels of selling, marketing and promotional expenses relating to the Company's sales of competitive athletic products sold to schools and other institutions. These selling expense increases were incurred in taking certain actions to increase sales of competitive athletic products as discussed above under Net Sales. These increases in selling expenses were offset in part by a modest decline in administrative expenses with the end result that overall selling, general and administrative expenses remained relatively stable as a percentage of revenues, increasing to 35.0% of revenues in 1996 from 34.8% of revenues in 1995.

     Product Liability Expenses: Product liability expenses showed a moderate decrease in 1996. Product liability matters are further discussed under Product Liability, below.

     Interest Expense: Interest expense was relatively stable between the two years with an overall decrease of approximately 1%. An overall decrease in average interest rates was offset, in part, by increases in average indebtedness relating to increased levels of overall business volume. A substantial portion of the Company's borrowings are based on its bank's prime rate, which averaged 8.27% in 1996, a 6% decrease from an average rate of 8.83% in 1995. Average interest rates also decreased as a result of the
Company's issuance of a $7,500,000,   4.1% convertible subordinated note in
November 1996. The majority of the proceeds of this note were used to repay indebtedness which carried higher interest rates, as discussed elsewhere in this report.


Year Ended December 31, 1995 Compared to The Year Ended December 31, 1994

     Overview: Operations for the year ended December 31, 1995, resulted in a significant improvement over 1994 operating results. Earnings before an extraordinary item, for the year were $2,370,534, or $0.29 per share. This compares to a loss of $4,932,947, or $0.62 per share, for calendar 1994. The 1994 operations generated net losses due, in large part, to $6,463,066 of pre tax charges including: (1) a $4,600,000 charge for a product liability verdict (subsequently settled); and (2) $1,863,066 of non-recurring costs relating to the Company's transition to direct sales of athletic equipment used by schools and other institutions, including a special transitional sales return program for discontinued dealers. The 1995 income reflects lower than normal tax expense due to the benefit of a net operating loss carry forward which was recognized during the year. The recognition of this tax benefit had the effect of decreasing tax expense by approximately $900,000, or $0.11 per share, for 1995.

     An extraordinary item in 1995 consisted of a $1,900,000 charge to establish a provision for costs related to certain fraudulent transfer litigation. This provision had been recorded in light of a settlement which had been proposed at the time, but which subsequently failed to materialize, as discussed elsewhere in this report.

     Excluding the effect of the $6,463,066 in pre tax charges for 1994 discussed above, operating income before interest and taxes for 1995 increased by $2,984,817 to $5,265,595 in comparison to $2,280,778 in 1994.

     Operations for the 1995 and 1994 periods must be viewed in the context of changes that were occurring at the time in the Company's method of distributing competitive athletic equipment used by schools and other institutions and by the Company's increased emphasis on the marketing of sports collectible products. As discussed elsewhere in this report, in October 1994 the Company announced a significant change in its method of distributing institutional products. Sales of these products, principally football helmets, shoulder pads and related accessories, had historically been made to independent team sports dealers for resale to schools and other institutions. At the end of 1994 the Company started marketing these products to schools and other institutions on a factory direct basis. While the unit volume of certain products declined in 1995, as was anticipated given the magnitude of this difficult change, overall margins on competitive products increased.

     The Company benefitted from substantial increases in sales of collectible sports products which continue to be the strongest area of growth for the Company. Profits from these sales were the leading contributor to the increase in operating profitability. The Company also benefitted from certain managed expense reductions.

     The effects of these factors are described in the following discussion of operating results by line item, together with other matters having a significant effect on the Company's results of operations.


     Net Sales: Net sales of the Company's sports products and services segment increased by 23% in 1995 to $63,603,210 from $51,567,065 during 1994.
Sales of competitive athletic products were stable in comparison to 1994 levels with an increase of less than 1% after adjusting to eliminate the effect of a special transitional return program for discontinued dealers, which had decreased 1994 sales by $1.4 million. As a result of the change to direct sales, theselling prices of these products increased due to the Company's ability to capture a portion of the former dealers' markup to institutional customers. The increases were offset by a decline in the unit volume of these competitive
                                     -21-
athletic products. The Company anticipated the potential of a decline in new equipment volume due to the complexity of converting its institutional sales organization to a factory direct basis.

     Sales of sports collectible products nearly doubled in 1995 increasing approximately 94%, or $8.4 million. Sales of these consumer products, which had also increased more than 80% between 1993 and 1994, have been the strongest area of growth for the Company in recent periods due to an overall increase in marketing focus, including the introduction of a new line of miniature football helmets in 1994.

     Sales of reconditioning services increased 12%, or approximately $2.2 million, over comparable 1994 levels. The year-to-date increase in reconditioning sales was principally due to increased volume from the Company's acquisition of Raleigh Athletic Equipment Corporation in January 1995.

     Royalty Income and Related Gross Profit: Royalty income decreased by 11% to $3,439,828 from $3,845,044 in 1994. MacGregor licensing royalties increased 4%, or approximately $100,000 in comparison to 1994 due to increased royalties from Kmart and certain non-recurring royalties. Royalties from other MacGregor licensees remained stable at minimum contractual levels (licensees generally pay the Company the higher of royalties based on a percentage of their related business volume or an annual minimum guaranteed royalty).

     The increase in MacGregor royalties was offset by a decline in royalties from the licensing of the Riddell trademark. Riddell royalties decreased from $1.3 million in 1994 to approximately $775,000 in 1995. As discussed in prior reports, in addition to current royalties, Riddell licensing income for 1994 had included approximately $460,000 received from the Company's "Riddell" athletic footwear licensee at the time certain litigation between the licensee and the Company was settled. Royalties from the Riddell athletic footwear licensee were approximately $320,000 for 1995.

     While trademark licensing does have certain costs including selling, general and administrative expenses, there are no costs which are deducted in arriving at gross profit. Accordingly, each incremental dollar of royalty income results in a dollar increase in gross profit.

     Gross profit: Gross profit attributable to the sports products and services segment increased $6,034,468, or 28%, to $27,809,586 for the year ended December 31, 1995 from $21,775,118 for the year ended December 31, 1994. Gross profit margin rates for the segment increased to 43.7% of sales in 1995 from 42.2% of sales for 1994. The increase in gross margin rates reflects a number of factors. First, the Company experienced increased margins on competitive protective athletic products sold to schools and other institutions due to the Company's ability to capture a portion of the former dealers' markup to institutional customers as a result of the change to direct sales. However, this increase was offset somewhat by the effect of the unit volume decreases of these products discussed above. These volume decreases resulted in higher unit costs since fixed manufacturing and distribution overhead costs do not vary with lower volume. Margin rates were also favorably impacted by increases in sales of sports collectible products, as the increases were in product lines which carry margins higher than the average for other products.

     Selling, General and Administrative Expenses: Selling, general and administrative expenses increased $2,245,147 or 11% over 1994 levels. These increases are attributable to increased selling and marketing expenses relating to both the Company's change to direct sales for competitive products sold to schools and other institutions and the Company's increased efforts in the marketing and sales of sports collectible products. These increases also include related costs associated with operations acquired during the past year. The increased selling and marketing expenses were offset by managed reductions in administrative expenses of approximately $500,000. As a result of these reductions and sales volume increases, overall selling, general and administrative expenses decreased as a percentage of revenues from 38.1% of revenues in 1994 to 34.8% of revenues in 1995, despite the increased marketing efforts. Legal expenses relating to non-operating litigation matters remained relatively constant in relation to 1994 levels.

     Product Liability Expenses: Product liability expenses showed a decrease in 1995 as 1994 expense included the effects of a $1.5 million adjustment to product liability reserves taken in the fourth quarter, and the effects of a $4.6 million charge (reported as a separate item in the Statement of Operations for 1994). Product liability expense for 1995 was impacted by the cost of a new insurance program, which exceeds that experienced in recent years by approximately $1 million annually. These matters are further discussed under Product Liability, below.

     Interest Expense: Interest expense increased by 40%, or approximately $800,000, over 1994 levels. The increase was due to an increases in average interest rates and average indebtedness during the year. A substantial portion of the Company's borrowings are based on its bank's prime rate. The average prime rate for 1995 was 8.83%, a 24% increase over the average prime rate of 7.14% in 1994. The prime rate was 8.5% at December 31, 1995. Average indebtedness increased due to increased capital demands as discussed below under Liquidity and Capital Resources.



PRODUCT  LIABILITY

     A subsidiary of the Company is a defendant in various product liability suits relating to personal injuries allegedly related to the use of Riddell football helmets. These claims, and related issues, have had a material impact on the Company's operating results and financial position. As of March 15, 1997, the Company was a defendant in 11 such suits. As further described in Note 8 of Notes to Consolidated Financial Statements, the Company has recorded a liability for certain estimated costs relating to these claims and incurred but not reported claims. However, the ultimate outcome of these claims and potential future claims cannot presently be determined. Due to the uncertainty involved with estimates, as demonstrated by the events discussed below, actual results have at times varied substantially from earlier estimates and could do so in the future. Accordingly, there can be no assurance that the ultimate costs of these claims or potential future claims will fall within the established reserves.

     In 1994, a jury returned a verdict against the Company for damages amounting to approximately $8 million in one of these suits. Although the Company believes that it was not responsible in the case, and had been in the process of appealing the verdict, the Company settled with the plaintiff in late 1995 for an amount that was less than what was previously awarded. The Company had taken a charge of $4,600,000 before taxes in 1994 to establish a reserve for the full uninsured portion of the initial award, as well as current and future premiums then due under a $5,000,000 product liability insurance policy (which had a term running through June 1997) which would be exhausted by payment of the verdict. As the amount of the settlement was less than the initial award, the settlement had no effect on 1995 income. In 1995, the excess of the reserve over amounts due under the settlement was added to general reserves established for other product liability claims as described in Note 8 of Notes to Consolidated Financial Statements. The Consolidated Balance Sheets reflect certain liabilities relating to this, and other product liability matters, as well as receivables for insured portions of certain losses, as further described in Note 8 of Notes to Consolidated Financial Statements.

     The Company maintains product liability coverage under a policy bound in December, 1994. This policy replaced and expanded on coverage that had been available under a pre-existing policy which was exhausted by the settlement described above. The settlement does not affect coverage available under this new policy. In 1996 the new policy was modified to extend its term and substantially increase certain coverage limits. Coverage under the policy, which now runs through December 2001, is described elsewhere in this Report. The annual cost of this product liability insurance coverage for 1995 and 1996 exceeded the cost of insurance incurred in years prior to 1995 by approximately $1 million. Additional cost related to the 1996 expansion of coverage was offset by the benefit of spreading overall policy premiums over two additional years, on a prospective basis, with the extension of the policy period from five to seven years. This will result in a net decrease in the annual cost of the policy for the remaining five years of the policy period. The Company believes that the new, additional, product liability coverage provides a substantial increase in coverage against future claims.

     At the time the new policy was bound there were several preexisting claims pending against the Company. The policy provides only limited coverage for these preexisting claims (only one of which was still pending at March 15, 1997). Accordingly, in 1994 the Company entered into an effort to settle several claims that it believed, considering the substantially reduced level of available insurance, represented the greatest potential risk to the Company. The Company was successful in carrying out this settlement effort, and in early 1995 settled certain claims for an aggregate amount of $2,100,000. However, because of the risks associated with these claims, and given the reduced level of available insurance, the amount of these settlements was substantially above historical levels for settlements of similar claims. Accordingly, these settlements, together with revaluations of reserves for remaining claims, resulted in an increase in product liability expense for the year ended December 31, 1994 of approximately $1,500,000.


MACGREGOR TRADEMARK

     The Company derives significant revenues from the licensing of the MacGregor trademark rights. In 1996, these revenues comprised approximately 3% of the Company's consolidated revenues. Royalties paid to the Company by Kmart for the use of the MacGregor trademark constituted approximately 82% of the Company's licensing revenues from the MacGregor trademark rights for 1996. As discussed elsewhere in this report, the license with Kmart expires in June 1998. Meldisco, now a division of Footstar, Inc., has historically sold MacGregor footwear under the Kmart license in Kmart stores. The Company and Meldisco recently reached an agreement in principal, subject to negotiation and execution of final documentation, that Meldisco will continue to sell athletic footwear bearing the MacGregor trademark at Kmart stores pursuant to a license replacing the Kmart license when it expires in 1998. The Company is exploring additional opportunities for licensing the MacGregor trademark, and in this connection has retained an independent licensing agent. See Item 1, Business - Marketing and Promotion - Licensing. The Company plans to establish a new license for the apparel category effective when the Kmart license expires in 1998. The Company believes there are long-term benefits to broadening the distribution of MacGregor apparel. However, there can be no assurances that the Company will be successful in its efforts to establish a new apparel license. Royalties from sales of athletic clothing bearing the MacGregor trademark at Kmart stores constituted 1% of the Company's total revenues and 29% of the Company's total royalty income in 1996. No decision has been made with respect to licensing the use of the MacGregor trademark after June 1998 on socks, athletic bags or knapsacks currently marketed by Kmart.

     The Company acquired the MacGregor trademark rights and related license agreements as part of an acquisition in 1988 at an allocated cost of $20,070,000. The Company is amortizing the trademark rights over a period of forty years, and the license agreements over their terms. The unamortized cost of these assets included in intangible assets at December 31, 1996 was approximately $14,360,000. See Note 4 of "Notes to Consolidated Financial Statements." The Company considers licensing revenues derived from the MacGregor trademark rights to be a material part of its business. A material decline in the royalties from the MacGregor trademark rights could have a material adverse affect on the Company's results of operations. Furthermore, if there were a material decline in the revenues from the MacGregor trademark, then the carrying amount of the MacGregor trademark rights could be deemed to have been impaired. A write-down for such impairment could have a material adverse affect on the Company's financial position and results of operations. As indicated in the discussion above and elsewhere in this report the Company is in discussions relating to the renewal or replacement of portions of the MacGregor trademark license with Kmart which expires in 1998. While the Company believes it will be successful in renewing or replacing the license in a manner which will continue to generate revenues sufficient to support the carrying value of the trademark rights, there can be no assurance that it will be successful in doing so.


LIQUIDITY AND CAPITAL RESOURCES

     The Company sells a portion of its competitive football products and reconditioning services on dated payment terms with payments from customers (primarily high schools and colleges in these cases) generally due the following July to October period. Accordingly, trade receivables increase throughout the year as sales are made on these dated payment terms. The increase in trade receivables continues throughout an annual cycle until reduced at the end of the cycle as the dated receivables become due. In order to finance the resulting large receivable levels, the Company maintains a revolving line of credit. The outstanding balance on the revolving line of credit generally follows the seasonal receivable cycle described above, increasing as the level of receivables increase until the fall of each year when collections of the dated receivables are used to reduce the outstanding balance on the line. The Company's current borrowing limits under the line of credit discussed above fluctuate throughout the year from a low of $20,000,000 to a high of $31,750,000 at predetermined points in time. The liability under the line is reflected on the Consolidated Balance Sheets as part of long-term debt.

     Operations during recent years have resulted in periods of increased working capital demands due to volume growth in certain product lines and other changes in the Company's business. In November 1996, the Company completed certain financing matters which will provide increased capital to finance the Company's working capital requirements anticipated over the next year. The financing matters completed included (1) a one year extension of the maturity date of the Company's revolving line of credit from April 1997 to April 1998; (2) a deferral of a $1,000,000 principal payment on term notes from December 1996 to December 1998; and (3) the sale of a new $7,500,000 principal amount 4.10% Convertible Subordinated Note, convertible into 1.25 million shares of the Company's common stock. The terms of the Note are more fully described in Note 5 of Notes to Consolidated Financial Statements. A portion of the proceeds of the Convertible Subordinated Note were used to redeem the $870,834 remaining unpaid balance of a promissory note payable to MLC, a shareholder and affiliate of the Company's Chairman and certain other directors and another officer, in accordance with its terms. The remaining proceeds were used to reduce the outstanding balance of the revolving line of credit with a resulting increase in amounts available for working capital needs and general corporate purposes. The Company remains in discussion with its senior lender regarding additional changes to its loan agreement, including a long term extension of its revolving line of credit.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 14(a) in Part IV and page F-1 of this Report.



ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

               None.


                                   PART III

        The Registrant hereby incorporates by reference in response to Part III, its Proxy Statement for its 1997 Annual Meeting of Stockholders to be filed on or before April 30, 1997 (except to the limited extent the rules and regulations of the Commission authorize certain sections of such Proxy Statement not to be incorporated herein by reference, as specifically indicated in such Proxy Statement).



                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          AND REPORTS ON FORM 8-K

        (a)(1) and (a)(2) Financial Statements and Schedules to Financial Statements.

               The financial statements, notes thereto, financial statement schedules and accountants' report listed in the "Index to Financial Statements" on page F-1 of this Report are filed as part of this Report.

        (a)(3)  Exhibits

               The exhibits listed in the "Exhibit Index" attached to this
               Report are filed as     part of this report.

        (b)  Reports on Form 8-K.
               None

                                  SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      RIDDELL SPORTS INC.


Dated:  March 27, 1997                                By: DAVID MAUER
                                                          -----------------
                                                          David Mauer
                                                          Chief Executive
                                                          Officer


               Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


DAVID MAUER            Chief Executive Officer and Director  March 27, 1997
-------------------
David Mauer            (Principal Executive Officer)


ROBERT  NEDERLANDER    Chairman of the Board                 March 27, 1997
-------------------
Robert Nederlander


LEONARD TOBOROFF       Vice President and Director           March 27, 1997
-------------------
Leonard Toboroff


DAVID GROELINGER       Executive Vice President and          March 27, 1997
-------------------
David Groelinger       Chief Financial Officer
                       (Principal Financial Officer)


LAWRENCE SIMON         Senior Vice President                 March 27, 1997
-------------------
Lawrence Simon         (Principal Accounting Officer)


DON KORNSTEIN          Director                              March 27, 1997
-------------------
Don Kornstein


JOHN MCCONNAUGHY       Director                              March 27, 1997
-------------------
John McConnaughy


GLENN E. SCHEMBECHLER  Director                              March 27, 1997
-------------------
Glenn E. Schembechler

                                    PART IV
Item 14(c)
                                 EXHIBIT INDEX

Exhibit Nos.   Description of Exhibit
------------   -------------------------------------------------

2.1 Asset Purchase Agreement, dated as of April 11, 1988, among Riddellink Holding Corporation, EN&T Associates, Inc., Netlink Inc., Riddell, Inc. (predecessor corporation), Equilink Licensing Corp., MacGregor Sporting Goods, Inc., as amended on April 18, 1988 (the formal trademark assignments and license agreements implementing this agreement are omitted) (2) and Amendment thereto, dated March 1992. (4)

3.1            Amended and Restated Articles of Incorporation.(30)

3.2            First Amended and Restated Bylaws.(28)

9.1            Voting Trust Agreement dated May 1991.(2)

10.1 Settlement Agreement, dated April 9, 1981, among MacGregor-Doniger Inc., Brunswick Corporation and The Equilink Corporation.(2)

10.2 Exclusive License Agreement, dated as of January 27, 1986, between Athletic Safety Products, Inc. and Riddell, Inc.(2)

10.3 Trademark License Agreement, made July 1, 1987, between Equilink Licensing Corp. and Thom McAn Shoe Company, a division of Melville Corporation, as renewed by letter dated December 21, 1990.(2)

10.4 Revolving Credit and Loan Agreement, dated December 30, 1991, between NBD Bank, N.A., Riddell, Inc., Equilink Licensing Corp., RHC Licensing Corp., Riddell Sports Inc., Ridmark Corporation, All American Sports Corporation and Ohio Cellular Products Corporation, along with Amended and Restated Term Notes of Equilink Licensing Corp., Riddell, Inc. and RHC Licensing Corp., each dated December 30, 1991(4); first Amendment dated November 12, 1992(9); second Amendment dated February 11, 1993(28); third Amendment dated as of June 24, 1993(11); fourth Amendment dated as of January 26, 1994(12); fifth Amendment dated as of March 26, 1994(15); sixth Amendment dated April 30, 1994(18); seventh Amendment dated July 31, 1994(19); eighth Amendment dated September 15, 1994(21); ninth Amendment dated December 12, 1994(22); tenth Amendment dated as of November 1,1995(26); eleventh Amendment dated as of November 15, 1995(27); twelfth Amendment dated as of December 6, 1995(27); thirteenth Amendment dated as of March 25, 1996;(28) fourteenth Amendment dated as of November 8, 1996.(30)

10.5 License Agreement, dated as of April 18, 1988, among MacMark Corporation, Netlink, Inc. and MacGregor Sporting Goods, Inc.(2) as amended July 30, 1992(24) and November __, 1992(24).

10.6 Subordination Agreement, dated September 29, 1988, between M.L.C. Partners Limited Partnership and Riddellink Holding Corporation.(2)

10.7 Agreement, made January 23, 1989, between Equilink Licensing Corp. and Kmart Corporation, with supplemental agreements dated November 16, 1989 August 30, 1990(2); and June 30, 1994.(19)

10.8 Lease, dated November 12, 1993, between the International Brotherhood of Painters and Allied Trade Union and Industry Pension Fund and Riddell, Inc., of the premises at 2050 Lively Blvd., Elk Grove Village, Illinois(24); and amendment dated March 20, 1995.(24): and Amendment dated September 19, 1996.
               (1)

10.9 Lease Agreement, dated November 2, 1984 by and between ADI Real Estate Joint Venture No.2 (predecessor to The School Employees Retirement Board of Ohio and Alamo Athletics Inc. (predecessor to All American Sports Corporation, and Amendments thereto, dated January 30, 1986, May 11, 1989, August 18, 1989, December 14, 1989, January 10, 1990 of the premises at 6846 Alamo Downs Parkway, San Antonio, Texas.(4)

10.10 Lease Agreement, dated as of September 1, 1988 by and between Exeter Management Corporation and All American of the premises at Langeloth, Pennsylvania (Burgettestown property).(4)

10.11 Lease Agreement, dated April 1991, by and between Stroudsburg Park Associates and All American Corp. of the premises at 140 Second Street, Stroudsburg, Pennsylvania; (4) as amended March 31, 1995.(28)

10.12          Lease, dated as of September 1, 1968, by and between Munro M.
               Grant and the All American Company and Extension and Amendment of Lease, dated July 11, 1989, of premises at 1320 Taylor Street, Elyria, Ohio.(4)

10.13 Industrial Real Estate Lease, dated March 4, 1989, between Riverview Industrial Buildings and All American Corp. and Addendum to the Lease, dated July 3, 1989, of premises at 1920 Riverview Drive, San Bernadino, California.(4)

10.14          Lease dated December 12, 1991, between O'Shanter Resources Inc.
               and All American Sports, Inc., of premises at 1270 Niagra Street, Buffalo, New York.(4)

10.15 Lease, dated May 5, 1986, by and between Paul Goldstein, Nathan Hoffenberg, All American and Medalist Industries, of premises at 3305 and 3307 Scott Street and 9900 Franklin Avenue, Franklin Park, Illinois.(4); amendment dated January 30, 1997.(1)

10.16 Lease, dated October 28, 1987, as amended and extended by letter dated October 31, 1991, by and between GABT Developments Ltd. and Marcan Ltd. (a division of All American), of premises at 600 Industrial Drive, Fort Erie, Ontario.(4), amendment dated February 6, 1997.(1)

10.17 Consulting Agreement, dated February 16, 1990, between Frederic Brooks and Woodco Sports, Inc.(2) as amended on February 15, 1994.(15)

10.18 NFL Promotional Rights Agreement, dated June 1, 1990, and General Retail Licensing agreement, dated March 15, 1990 and referred to in the NFL Promotional Rights Agreement, each between Riddell Inc. and National Football League Properties, Inc.;(2) as supplemented January 20, 1994. (15)

10.19 1991 Stock Option Plan(2) as amended by amendments described in the Registrant's proxy materials for its annual stockholders meetings held on August 20, 1992, September 30, 1993, and June 27, 1996.

10.20 License Agreement dated May 9, 1991 between MacMark Corporation and MacGregor Sports Products, Inc.;(2) amendment dated February __, 1992(4) amendment dated July 30, 1992, amendment dated November 1, 1992(9) and Memorandum of Understanding dated July 29, 1996.(1)

10.21 Perpetual License and Trademark Maintenance Agreements among MacMark Corporation, Equilink Licensing Corporation and BSN Corp. each dated February 19, 1992(4) and amendment dated November 1, 1992.(9)

10.22 Master Agreement by and among MacGregor Sports Products, Inc., BSN Corp. and MacMark Corporation dated February 19, 1992;(4) amendment No. 1 dated November 1, 1992.(24)

10.23 License Agreement between Equilink Licensing Corporation and MacGregor Sports Products, Inc. dated May 9, 1991; Amendment thereto dated December 3, 1991(4) and Amendment dated July 30, 1992.(7); Memorandum of Understanding dated July 29, 1996.(1)

10.24 Agreement dated April 1, 1995 between Riddell Inc. and the Amalgamated Clothing Textile Workers Union AFL-CIO.(28)

10.25 Consulting Agreement dated April 15, 1992 between the Company and Frederic M. Brooks.(5)

10.26 Employment Agreement dated June 1, 1992 between the Company and Lawrence F. Simon.(5)

10.27 Employment Agreement dated June 22, 1992 between the Company and Robert F. Nederlander;(7) amended July 27, 1994.(19)

10.28 Employment Agreement dated June 22, 1992 between the Company and Leonard Toboroff;(7) amended July 21, 1994.(19)

10.29 Consulting Agreement dated July 29, 1992 between the Company and Donald Engel.(8)

10.30 Lease dated September 10, 1992 and Amendment dated October 22, 1992 and Amendment dated October 22, 1992 between All American Sports Corporation and Ronald K. Howell d/b/a/ Lakewood Land and Cattle Company of Premises at 2831 Faber Street, Union City, California 94587.(8)

10.31 Lease Addendum letter dated February 13, 1992 between All American Sports Corporation and Paul Goldstein and Nathan Hoffenberg extending lease of premises at Franklin Park, Illinois.(8)

10.32 License Agreement dated October 1, 1992 between All American Sports Corporation and NOCSAE.(9)

10.33 Agreement dated October 6, 1992 between Riddell, Inc. and Snell Memorial Foundation.(9)

10.34 Employment Agreement dated March 19, 1993 commencing March 25, 1993 between David Mauer and Riddell Sports Inc,(9) as amended January 17, 1994;(15) November 1, 1994;(21) November 28,
               1994.(24)

10.35 Warrant to purchase 150,000 shares of Registrant's Common Stock in favor of M.L.C. Partners Limited Partnership dated January 26, 1994.(12)

10.36 License Agreement dated as of February 15, 1994 among RHC Licensing Corporation, Pursuit Athletic Footwear, Inc., Silver Eagle Holdings, Ltd., Save Power Limited, Extravest Holdings Limited, Riddell Athletic Footwear, Inc. and Ridmark Corporation (confidential treatment ).(16)

10.37 Assignment of Certain Rights Under License Agreement dated as of February 15, 1994 among Heller Financial, Inc., Pursuit Athletic Footwear, Inc. and RHC Licensing Corporation (as consenting party).(16)

10.38          Agreement and Plan of Merger among Riddell Sports Inc.
               (Seller), Ohio Cellular Products Corporation (Target) and Nelson Acquisition, Inc. (Buyer) dated February 18, 1994.(14)

10.39 Settlement agreement dated February 15, 1994 among Riddell, Inc., Riddell Sports Inc., RHC Licensing Corporation, Ridmark Corporation, Pursuit Athletic Footwear, Inc., Riddell Athletic Footwear, Inc., Ernie Wood, Harry Wood, Silver Eagle Holdings, Ltd., Save Power, Limited, Extravest Holdings Limited, Frederic Brooks, Donald Engel, Alan Tessler, Alan Hirschfield, Jeffrey Steiner, Robert Nederlander, Leonard Toboroff, Jeffrey Epstein, John McConnaughy, Connecticut Economics Corporation, Stephen Tannen, Woodco Sports, Inc., Arthur Tse, Silver Top Limited, Billion Nominees, Limited, Weston Holdings Limited.(15)

10.40 Employment Agreement dated as of February 1, 1994 between Riddell, Inc., and Dan Cougill,(17) as amended February 1, 1995.(25)

10.41 Agreement dated as of September 30, 1994 by and among Riddell Sports Inc., National Union Fire Insurance Company of Pittsburgh, PA and Robert E. Nederlander, Leonard Toboroff, Stephen D. Tannen and David Mauer.(20)

10.42 Stipulation of Settlement, David Halperin v. Riddell Sports Inc. dated October 28, 1994.(20)

10.43          Warrant to Purchase Common Stock in favor of NBD Bank N.A.
               dated February 10, 1995.(22)

10.44          Agreement dated March 14, 1995 between Riddell, Inc and J.C.
               Wingo.(24)

10.45 Letter Agreement dated October 24, 1995 between the Company and John McConnaughy.(28)

10.46 Employment Agreement dated as of March 7, 1996 between the Company and David Groelinger.(29)

10.47 Note Purchase Agreement dated October 30, 1996 between Riddell Sports Inc. and Silver Oak Capital, L.L.C.(30)

10.48 Subordinated Guaranty dated November 8, 1996 among Riddell, Inc., Equilink Licensing Corporation, and RHC Corporation, All American Sports Corporation, Ridmark Corporation, Proacq Corp. and SharCo Corporation.(30)

10.49 Registration Rights Agreement dated November 8, between Riddell Sports Inc. and Silver Oak Capital L.L.C.(30)

11             Computation of earnings per share. (1)

21             List of subsidiaries.(24)

27 Financial data schedule (submitted in electronic form to SEC only).(1)

---------------------------

(1)      Filed herewith.

(2) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Commission File No. 33-40488) effective June 27, 1991 (including all pre-effective amendments to the Registration Statement).

(3) Incorporated by reference to the Registrant's Form 8-K report (Commission File No. 0-19298) filed on September 23, 1991.

(4) Incorporated by reference to the Registrant's Form 10-K report (Commission file No. 0-19298) for the year ended December 31, 1991.

(5) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Commission file No. 33-40488) effective June 17, 1992 (including all pre-effective amendments to the Registration Statement).

(6) Incorporated by reference to the Registrant's form 10-Q report (Commission file No. 0-19298) for the quarter ended March 31, 1992.

(7) Incorporated by reference to the Registrant's from 10-Q report (Commission file No. 0-19298) for the quarter ended June 30, 1992.

(8) Incorporated by reference to the Registrant's form 10-Q report (Commission file No. 0-19298) for the quarter ended September 30, 1992.

(9) Incorporated by reference to Registrant's Form 10-K report (Commission file No. 0-19298) filed on March 30, 1993.

(10) Incorporated by reference to the Registrant's Form 10-Q report (Commission File No. 0-19298) for the quarter ended March 31, 1993.

(11) Incorporated by reference to the Registrant's Form 10-Q report (Commission File No. 0-19298) for the quarter ended September 30, 1993.

(12) Incorporated by reference to the Registrant's Post Effective Amendment No. 2 to Form S-1 Registration Statement (File No. 33-47884) filed on January 28, 1994.

(13) Incorporated by reference to the Registrant's Post Effective Amendment No. 3 to Form S-1 Registration Statement (File No. 33-47884) filed on February 11, 1994.

(14) Incorporated by reference to the Registrant's Form 8-K Report filed March 4, 1994 (Commission File No. 0-19298).

(15) Incorporated by reference to Registrant's Form 10-K for the year ended December 31, 1993.

(16) Incorporated by reference to Registrant's Form 10-K/A constituting Amendment No. 1 to Form 10-K for the year ended December 31, 1993, filed June 21, 1994.

(17) Incorporated by reference to Registrant's Form 10-Q for the quarter ended March 31, 1994.

(18) Incorporated by reference to Registrant's Post-Effective Amendment No. 5 to Form S-1 Registration Statement (Registration No. 33-47887) filed June 10, 1994.

(19) Incorporated by reference to Registrant's Form 10-Q for the quarter ended June 30, 1994.

(20)     Incorporated by reference to Registrant's Form 8-K filed July 3,
         1994.

(21) Incorporated by reference to Registrant's Form 10-Q for the quarter ended September 30, 1994.

(22)     Incorporated by reference to Registrant's Form 8-K filed January 11,
         1995.

(23) Incorporated by reference to Registrant's Registration Statement on Form S-3 (Commission File No. 33-88512) effective February 14, 1995, (including all pre-effective amendments to the Registration Statement).

(24) Incorporated by reference to Registrant's Form 10-K for the year ended December 31, 1994.

(25)     Incorporated by reference to the Company's Form 8-K dated June 23,
         1995.

(26)     Incorporated by reference to the Company's Form 8-K dated September
         30, 1995.

(27)     Incorporated by reference to the Company's Form 8-K dated December 8,
         1995.

(28) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1995 dated November 11, 1996.

(29)     Incorporated by reference to the Company's Form 10-Q dated May 14,
         1996.

(30)     Incorporated by reference to the Company's Form 10-Q dated November
         11, 1996.

                         INDEX TO FINANCIAL STATEMENTS


                                                                       Page
                                                                      -----

     Report of Independent Certified Public Accountants . . . . . . .  F-2

     Consolidated Balance Sheets at December 31, 1996 and 1995  . . .  F-3

     Consolidated Statements of Operations for the years ended
       December 31, 1996, 1995 and 1994   . . . . . . . . . . . . . .  F-4

     Consolidated Statements of Shareholders' Equity for the years
       ended December 31, 1996, 1995 and 1994   . . . . . . . . . . .  F-5

     Consolidated Statements of Cash Flows for the years ended
       December 31, 1996, 1995 and 1994   . . . . . . . . . . . . . .  F-6

     Notes to Consolidated Financial Statements . . . . . . . . . . .  F-7



     Financial Statement Schedules

       Report of Independent Certified Public Accountants on Schedule  S-1

       Schedule II - Valuation and Qualifying Accounts  . . . . . . .  S-2

       All other financial statement schedules are omitted as the required information is presented in the financial statements or the notes thereto or is not necessary.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





Board of Directors
Riddell Sports Inc.


     We have audited the accompanying consolidated balance sheets of Riddell Sports Inc. (a Delaware corporation) and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statement of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the management of Riddell Sports Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Riddell Sports Inc. and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.




                                                    GRANT THORNTON LLP


Chicago, Illinois
March 14, 1997

                            RIDDELL SPORTS INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS

<CAPTIONS>
                                                                                     December 31,
                                                                            ------------------------------
                                                                                 1996             1995
                                                                            -------------    -------------
                                                           ASSETS (Note 5)
Current assets:
  Cash      . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    356,670    $     615,081
  Accounts receivable, trade, less allowance for doubtful
    accounts ($513,000 and $620,000 respectively)   . . . . . . . . . . .       15,144,943       14,099,028
  Inventories (Note 2)  . . . . . . . . . . . . . . . . . . . . . . . . .       16,406,168       14,425,882
  Prepaid expenses  (Note 9)  . . . . . . . . . . . . . . . . . . . . . .        6,654,962        6,815,009
  Other receivables (Note 8)  . . . . . . . . . . . . . . . . . . . . . .          159,747          358,769
                                                                             -------------    -------------
           Total current assets . . . . . . . . . . . . . . . . . . . . .       38,722,490       36,313,769
Property and equipment, less accumulated depreciation (Note 3)  . . . . .        3,506,853        2,966,494
Intangible assets and deferred charges, less accumulated
  amortization (Note 4)   . . . . . . . . . . . . . . . . . . . . . . . .       34,066,528       34,741,533
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           65,158          102,893
                                                                             -------------    -------------
                                                                             $  76,361,029   $   74,124,689
                                                                             =============    =============

                                                LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt (Note 5)  . . . . . . . . . . . . . .    $   1,158,198   $    1,141,572
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,866,962        6,304,289
  Accrued liabilities (Notes 8 and 10)  . . . . . . . . . . . . . . . . .        6,739,980        9,581,548
                                                                             -------------    -------------
           Total current liabilities  . . . . . . . . . . . . . . . . . .       12,765,140       17,027,409
Long-term debt, less current portion (Note 5):
  Shareholders and related parties  . . . . . . . . . . . . . . . . . . .          439,000        1,309,834
  Banks and other   . . . . . . . . . . . . . . . . . . . . . . . . . . .       29,544,892       22,290,398
                                                                             -------------    -------------
                                                                                29,983,892       23,600,232
Deferred taxes (Note 9) . . . . . . . . . . . . . . . . . . . . . . . . .        1,820,000        1,990,000
Other liabilities (Notes 8 and 10)  . . . . . . . . . . . . . . . . . . .        4,046,979        6,605,206
Commitments and contingent liabilities (Notes 7 and 8)                                  -                -

Shareholders' equity (Note 6):
  Preferred stock, $.01 par; authorized 5,000,000 shares; none issued                   -                 -
  Common stock, $.01 par; authorized 40,000,000 shares; issued
    and outstanding 8,067,985 shares    . . . . . . . . . . . . . . . . .           80,680           80,680
  Capital in excess of par  . . . . . . . . . . . . . . . . . . . . . . .       31,456,912       31,456,912
  Accumulated deficit   . . . . . . . . . . . . . . . . . . . . . . . . .       (3,792,574)      (6,635,750)
                                                                             -------------    -------------
                                                                                27,745,018       24,901,842
                                                                             -------------    -------------
                                                                              $ 76,361,029   $   74,124,689
                                                                             =============    =============

                                           See notes to consolidated financial statements

                                                RIDDELL SPORTS INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF OPERATIONS

<CAPTIONS>
                                                                          Years ended December 31,
                                                                --------------------------------------------
                                                                    1996            1995           1994
                                                                ------------    ------------    -----------
Net revenues:
  Net sales   . . . . . . . . . . . . . . . . . . . . . . . .    $69,888,094     $63,603,210     $51,567,065
  Royalty income  . . . . . . . . . . . . . . . . . . . . . .      2,494,266       3,439,828       3,845,044
                                                                ------------    ------------    ------------
                                                                  72,382,360      67,043,038      55,412,109

Cost of sales . . . . . . . . . . . . . . . . . . . . . . . .     38,813,062      35,793,624      29,791,947
                                                                ------------    ------------    ------------
Gross profit  . . . . . . . . . . . . . . . . . . . . . . . .     33,569,298      31,249,414      25,620,162
Selling, general and administrative expenses  . . . . . . . .     25,369,690      23,332,570      21,087,423
Product liability expense . . . . . . . . . . . . . . . . . .      2,483,906       2,651,249       2,926,961

Product liability litigation loss . . . . . . . . . . . . . .             -               -        4,600,000
Other charges   . . . . . . . . . . . . . . . . . . . . . . .             -               -        1,188,066
                                                                ------------    ------------    ------------
Income (loss) from operations . . . . . . . . . . . . . . . .      5,715,702       5,265,595      (4,182,288)
Interest expense  . . . . . . . . . . . . . . . . . . . . . .      2,762,526       2,795,061       2,000,659

                                                                ------------    ------------    ------------
Income (loss) before taxes and extraordinary item . . . . . .      2,953,176       2,470,534      (6,182,947)
Income taxes (credits)  . . . . . . . . . . . . . . . . . . .        110,000         100,000      (1,250,000)
                                                                ------------    ------------    ------------
Income (loss) before extraordinary item . . . . . . . . . . .      2,843,176       2,370,534      (4,932,947)
Extraordinary item, provision for costs relating to
  fraudulent transfer litigation  . . . . . . . . . . . . . .             -       (1,900,000)             -
                                                                ------------    ------------    ------------
Net income (loss) . . . . . . . . . . . . . . . . . . . . . .    $ 2,843,176    $    470,534    $ (4,932,947)
                                                                ============    ============    ============

Earnings (loss) per share:
  Income (loss) before extraordinary item   . . . . . . . . .    $      0.34     $      0.29     $     (0.62)
  Extraordinary item, provision for costs relating to
    fraudulent transfer litigation  . . . . . . . . . . . . .             -            (0.23)             -
                                                                ------------    ------------    ------------
  Net income (loss)   . . . . . . . . . . . . . . . . . . . .    $      0.34     $      0.06     $     (0.62)
                                                                ============    ============    ============

  Weighted average number of common and
    common equivalent shares outstanding  . . . . . . . . . .      8,427,633       8,067,985       7,973,982
                                                                ============    ============    ============

                                           See notes to consolidated financial statements

                                                RIDDELL SPORTS INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

<CAPTIONS>
                                                                                   Retained
                                              Common Stock          Capital        earnings         Total
                                       ----------------------      in excess     (Accumulated   Shareholders'
                                         Shares       Amount         of par        deficit)         equity
                                       -----------  ---------     -----------   --------------  ------------

Balance, January 1, 1994  . . . . .      7,890,207   $  78,902    $31,553,690    $  (2,173,337)  $29,459,255
  Issuance of common stock in
    connection with an acquisition         149,535       1,495         398,505              -        400,000
  Net loss for the year   . . . . .             -           -               -       (4,932,947)   (4,932,947)
  Other Adjustments   . . . . . . .             -           -         (495,000)             -       (495,000)

                                       -----------  ---------     -----------   --------------  ------------
Balance, December 31, 1994  . . . .      8,039,742      80,397      31,457,195      (7,106,284)   24,431,308
  Issuance of common stock in
    connection with an acquisition          28,243         283            (283)             -             -

  Net income for the year   . . . .             -           -               -          470,534       470,534
                                       -----------  ---------     -----------   --------------  ------------
Balance, December 31, 1995  . . . .      8,067,985      80,680      31,456,912      (6,635,750)   24,901,842

  Net income for the year   . . . .             -           -               -        2,843,176     2,843,176
                                       -----------  ---------     -----------   --------------  ------------
Balance, December 31, 1996  . . . .      8,067,985    $ 80,680    $ 31,456,912    $ (3,792,574)  $27,745,018
                                       ===========  =========     ===========   ==============  ============


                                           See notes to consolidated financial statements

                                                                 F-5

                                                RIDDELL SPORTS INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          Years ended December 31,
                                                                 --------------------------------------------
                                                                    1996            1995           1994
                                                                 ------------    ------------    -----------
Cash flows from operating activities:
  Net income (loss)   . . . . . . . . . . . . . . . . . . . .    $ 2,843,176      $  470,534     $(4,932,947)
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
    Depreciation and amortization   . . . . . . . . . . . . .      2,208,613       2,167,495       1,882,608
    Provision for losses on accounts receivable   . . . . . .        436,130         392,956         898,792
    Deferred taxes  . . . . . . . . . . . . . . . . . . . . .              -              -       (1,250,000)
    Changes in assets and liabilities (net of
     effects from acquisitions):
       (Increase) decrease in:
         Accounts receivable, trade   . . . . . . . . . . . .     (1,482,045)     (3,759,050)     (2,233,810)
         Inventories  . . . . . . . . . . . . . . . . . . . .     (1,980,286)     (2,262,551)     (1,605,521)
         Prepaid expenses   . . . . . . . . . . . . . . . . .         (9,953)       (717,050)     (1,356,298)
         Other receivables  . . . . . . . . . . . . . . . . .        199,022       5,464,234      (5,426,913)
         Other assets   . . . . . . . . . . . . . . . . . . .         37,735           5,631          21,277
       Increase (decrease) in:
         Accounts payable   . . . . . . . . . . . . . . . . .     (1,437,327)       (409,940)      2,720,149
         Accrued liabilities  . . . . . . . . . . . . . . . .     (2,841,568)     (6,467,387)     10,548,903
         Other liabilities  . . . . . . . . . . . . . . . . .     (2,558,227)      2,912,064         934,276
                                                                 ------------    ------------    -----------
           Net cash provided by (used in) operating activities    (4,584,730)     (2,203,064)        200,516
                                                                 ------------    ------------    -----------

Cash flows from investment activities:
  Capital expenditures  . . . . . . . . . . . . . . . . . . .     (1,138,786)       (750,188)       (662,395)
  Sale of assets (foam molding operations)  . . . . . . . . .              -              -        1,000,000
  Acquisitions.   . . . . . . . . . . . . . . . . . . . . . .              -        (641,669)       (750,440)
  Contingent "earn-out" payments on prior acquisitions  . . .       (174,377)              -
                                                                 ------------    ------------    -----------
           Net cash used in investing activities  . . . . . .     (1,313,163)     (1,391,857)       (412,835)
                                                                 ------------    ------------    -----------
Cash flows from financing activities:
  Net borrowings under line-of-credit agreement   . . . . . .        (87,307)        602,937       2,521,511
  Proceeds from issuance of long-term debt  . . . . . . . . .      7,500,000       5,000,000              -
  Debt issue costs  . . . . . . . . . . . . . . . . . . . . .       (760,804)              -               -
  Principal payments on long-term debt:
    Shareholders  . . . . . . . . . . . . . . . . . . . . . .       (870,834)     (1,029,166)       (100,000)
    Banks and other   . . . . . . . . . . . . . . . . . . . .       (141,573)       (554,094)     (2,400,000)
                                                                 ------------    ------------    -----------
           Net cash provided by financing activities  . . . .      5,639,482       4,019,677          21,511
                                                                 ------------    ------------    -----------
Net increase (decrease) in cash . . . . . . . . . . . . . . .       (258,411)        424,756        (190,808)
Cash, beginning . . . . . . . . . . . . . . . . . . . . . . .        615,081         190,325         381,133
                                                                 ------------    ------------    -----------
Cash, ending  . . . . . . . . . . . . . . . . . . . . . . . .       $356,670    $    615,081    $    190,325
                                                                ============    ============    ============

                           See notes to consolidated financial statements

                                      F-6

                    RIDDELL SPORTS INC.  AND  SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Summary of significant accounting policies:

   Principles of consolidation: The consolidated financial statements include the accounts of Riddell Sports Inc. and its wholly-owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated.

   Inventories: Inventories are stated at the lower of cost (determined in a first-in, first-out basis) or market, and include material, labor and factory overhead.

   Property and equipment: Property and equipment are stated at cost. Depreciation is being computed using the straight-line method over the estimated useful lives (principally 30 years for buildings and improvements and 3 to 7 years for machinery and equipment) of the related assets.

   Intangible assets and deferred charges: Amortization of the cost of license agreements acquired is based on the estimated future revenues over the terms of those agreements. Debt issue costs are amortized to interest expense over the term of the related debt. Other intangibles and deferred charges are being amortized by the straight-line method over their respective estimated lives.

   On an ongoing basis, management reviews the valuation of goodwill and other intangible assets to determine if there has been impairment by comparing the related assets' carrying value to the undiscounted estimated future cash flows and/or operating income from related operations.

   Income taxes: Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities (excluding non-deductible goodwill) using enacted tax rates in effect for the years in which the differences are expected to become recoverable or payable.

   Revenues: Sales are generally recorded by the Company when products are shipped. Royalty income is generally recorded by the Company when earned based upon contracts with licensees. These contracts provide for royalties based upon the licensee's sales or purchases of covered products, subject to minimum amounts of royalties, for a given time period.

   Estimates: In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates relating to contingent liabilities are further discussed in Note 8.

   Concentration of credit risk: In 1996, the Company earned approximately 60% of its revenues from sales directly to schools and other institutions. The Company maintains reserves for potential losses on receivables from these institutions, as well as receivables from other customers, and such losses have not exceeded managements expectations.

   Earnings (loss) per share: In 1996, earnings per share were based on the weighted average number of common shares outstanding and common equivalent shares based on the assumed exercise of dilutive common stock options and warrants less the number of treasury shares assumed to be purchased from the proceeds of the assumed exercise. For purposes of computing primary earnings per share, the number of treasury shares assumed to be purchased from the proceeds is based on the average market price of the Company's common stock for the period. For purposes of computing fully diluted earnings per share, the number of treasury shares assumed to be purchased from

                   RIDDELL SPORTS INC.  AND  SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


the proceeds is based on the higher of end of period market price or the average market price of the Company's common stock for the period. Earnings per share for 1996 were not adjusted for the effect of common equivalent shares related to the Convertible Subordinated Note issued in November 1996, as the effect of an assumed conversion of this note would not have been dilutive for the period. Fully diluted earnings per share for 1996 have not been presented as the results are approximately the same as primary earnings per share after rounding to the nearest cent.

   For 1995 and 1994 earnings per share were based on the weighted average number of common shares outstanding. No effect was given to common stock options or warrants as no material dilutive effect would have resulted from the exercise of these items in these periods.


   Other charges: Other charges included in operating results for the year ended December 31, 1994, consist of certain transitional costs relating to the Company's change in its method of distributing protective athletic equipment sold to schools and other institutions. In October 1994, the Company announced that it would begin selling such goods on a factory direct basis using its existing sales force, which, before the change, was utilized principally for selling reconditioning services. Sales of these goods, principally football helmets, shoulder pads and related accessories, destined for consumption by institutional sports teams, had historically been made to independent dealers who in turn sold the products to schools and other institutions. The costs relating to the transition, which have been segregated as "other charges", consist primarily of costs to settle certain obligations that related to the former method of distribution, related legal expenses and estimated costs relating to the collection of receivables from certain discontinued team dealers. Additional costs relating to goods returned by discontinued dealers, under a special transition program, are included as a reduction of sales and gross margins for 1994. The costs of these returns included a reduction of sales of approximately $1,400,000 with a related reduction in gross margins of approximately $675,000. Other transitional costs of a recurring nature, such as marketing expenses, have not been segregated.

   Extraordinary item: For the year ended December 31, 1995 the Company recorded a charge to establish a provision for costs related to certain fraudulent transfer litigation as further described in Note 8. This charge has been classified as an extraordinary item due to the unusual and infrequent nature of the related litigation claim.




2.    Inventories:

      Inventories consist of the following:
                                      December 31,
                                -----------------------
                                   1996         1995
                               -----------  -----------
         Finished goods         $6,712,249   $4,904,058
         Work-in-process         4,345,056    4,043,217
         Raw materials           5,348,863    5,478,607
                               -----------  -----------
                               $16,406,168  $14,425,882
                               ===========  ===========

                    RIDDELL SPORTS INC.  AND  SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


3. Property and equipment:

      Property and equipment consist of the following:

                                            December 31,
                                       ------------------------
                                           1996         1995
                                        ----------   ----------
         Land                            $ 207,000    $ 207,000
         Building and improvements       1,102,241    1,038,699
         Machinery and equipment         6,016,955    4,999,602
                                        ----------   ----------
                                         7,326,196    6,245,301
         Less accumulated depreciation   3,819,343    3,278,807
                                        ----------   ----------
                                        $3,506,853   $2,966,494
                                        ==========   ==========

Depreciation expense relating to all property and equipment amounted to $598,427, $596,307, and $580,639 for the years ended December 31, 1996, 1995 and 1994, respectively.





4. Intangible assets and deferred charges:

      Intangible assets and deferred charges consist of the following:

                                   Estimated            December 31,
                                     Lives    ---------------------------
                                    in years      1996            1995
                                  ----------- ------------   ------------
   MacGregor trademark rights         40       $18,040,000    $18,040,000
   MacGregor license agreements        8         2,030,000      2,030,000
   Trademarks                         40         3,250,116      3,250,116
   Goodwill                           40        16,371,125     16,196,748
   Debt issue costs                    8           760,804             -
   Other                            7 to 10      3,773,154      3,773,154
                                              ------------   ------------
                                                44,225,199     43,290,018
   Less accumulated amortization                10,158,671      8,548,485
                                              ------------   ------------
                                             $  34,066,528  $  34,741,533
                                              ============   ============

                   RIDDELL SPORTS INC.  AND  SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Long Term Debt:
                                                         December 31,
                                                  ---------------------------
                                                      1996            1995
                                                  ------------    -----------
Revolving line of credit, bank, at the bank's
 prime rate, the prime rate was 8.25% at
 December 31, 1996.  The available line of
 credit fluctuates throughout each year from a
 low of $20,000,000 from November 1 to
 December 31, to $25,000,000 from January 1 to
 March 31, to $31,500,000 from April 1 to
 October 31.  The outstanding balance, if any,
 matures on April 30, 1998.  Collateralized by
 a first lien on substantially all assets of
 the Company.  The loan agreement contains
 covenants that require the Company to
 maintain specified levels of working capital
 and net worth and restricts the payment of
 dividends to the Company's shareholders to
 60% of net income                                $17,890,000      $17,977,307

Term loans payable, bank, interest at 1/2%
 over prime, cross collateralized with, and
 governed by the same loan agreement as, the
 revolving line of credit discussed above.
 Interest payable quarterly, principal of
 $1,000,000 due in December 1997 with the
 remaining balance due in December 1998             5,000,000       5,000,000

Convertible subordinated note payable,
 interest at 4.1%.  25% and 33% of the then
 outstanding principal is due on November 1,
 2002 and 2003, respectively, with the
 remaining balance due November 1, 2004.
 Interest is payable semi annually.  The note
 is convertible at $6.00 a share into
 1,250,000 shares of the Company's Common
 Stock, subject to antidilution adjustments.
 The note is subordinated in right to prior
 payment in full of Senior Indebtedness, which
 is generally defined in the governing
 agreements to include debt under the
 revolving line of credit and term loans
 payable to a bank, described above, and any
 refinancing, renewal or replacement thereof
 as well as certain other debt.                     7,500,000               -

Subordinated term note, shareholder, interest
 at 10% per annum. Repaid, according to terms,
 in November 1996, out of a portion of the
 proceeds from the issuance of the $7,500,000
 convertible subordinated note described
 above.                                                    -           870,834

Subordinated note payable, shareholders,
 interest at 8% per annum, interest not
 payable until maturity, due April 18, 1998           439,000          439,000

Notes payable, discounted at 6.5% per annum,
 remaining payments, which include imputed
 interest, of $178,605 in January 1997 and
 $164,961 at maturity in January 1998                 313,090         454,663
                                                  ------------     ----------
                                                    31,142,090     24,741,804
Less current portion                                 1,158,198      1,141,572
                                                  ------------     ----------
                                                   $29,983,892    $23,600,232
                                                  ============     ==========

                    RIDDELL SPORTS INC.  AND  SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


   In February 1996, certain shareholders of the Company provided the Company's bank with limited guaranties, aggregating $2,000,000, of the term loan and revolving line of credit. This group of shareholders, all of whom were directors of the Company, included the Company's Chairman, CEO and a Vice President. These guarantees were provided in conjunction with certain modifications of the loans obtained in December 1995. The guarantees were released by the bank, and terminated, in November 1996.

The aggregate maturities of long-term debt for the periods after December 31, 1996, are as follows:
            Years ending December 31,
                1997                     $ 1,158,198
                1998                      22,483,892
                2002                       1,875,000
                2003                       1,875,000
                2004                       3,750,000
                                         -----------
                                         $31,142,090
                                         ===========


6. Shareholders' equity and stock option plans:

   During 1994, an adjustment was recorded reducing capital in excess of par and intangible assets by $495,000. This adjustment reduces the value ascribed to 120,000 shares of the Company's common stock issued in October 1993 at the time certain purchase price adjustments relating to a 1991 acquisition were resolved. The transaction was initially recorded during the fourth quarter of 1993 based on the market value of the shares at the time of the acquisition in 1991 ($7.50 per share). The adjustment reduces this valuation to an amount based on the market value of the shares at the time of issuance in 1993 ($3.375 per share).

   Warrants: In 1994, in consideration of an extension of the maturity date of its the revolving line of credit and other financing matters, the Company issued warrants to its lender to purchase 172,152 shares of common stock of the Company exercisable through October 1999 at an exercise price that is currently $3.37 per share and that increases 5% annually. Warrants to purchase 119,895 shares, previously issued to this lender, expired in 1994. In January 1994, in consideration of an extension of the maturity date of a $2,000,000 note due to a shareholder negotiated in 1993, the Company issued warrants to the shareholder to purchase 150,000 shares of common stock exercisable through 1998 at an exercise price that is currently $2.69 per share and that increases 5% annually.

   Stock option plans: The 1991 Stock Option Plan, as amended in 1996, provides for the granting of options to key employees, directors, advisors and independent consultants to the Company for the purchase of up to 1,415,500 shares of the Company's common stock. Options may be granted at an option price of no less than 85% of the market price of the Company's common stock on the date of grant and may be exercisable between one and ten years from the date of grant. Options granted through December 31, 1996 generally have been designated as non-qualified stock options, have had option prices equal to market values on the date of grant, have had terms of five or ten years, and have had vesting periods of one or four years. Information relating to stock option transactions over the past three years is summarized as follows:
                                      F-11

                    RIDDELL SPORTS INC.  AND  SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


<CAPTIONS>
                                                   Options Outstanding          Options Exercisable
                                              -----------------------------     ------------------------
                                                                  Weighted                      Weighted
                                                                   Average                      Average
                                                   Number         Price Per        Number      Price per
                                                 Outstanding        Share        Exercisable     Share
                                               -------------     ---------      -----------    ---------
      Balance, December 31, 1993                      840,300        $5.28          259,500        $8.70
         Granted                                      265,000        $2.70
         Canceled                                     (69,750)       $6.33
                                                 -------------
      Balance, December 31, 1994                    1,035,550        $4.36          321,638        $7.12
         Granted                                      177,000        $2.20
         Canceled                                    (180,500)       $4.22
                                                 -------------
      Balance, December 31, 1995                    1,032,050        $4.02          485,775        $5.21
         Granted                                      239,500        $4.57
         Canceled                                     (85,500)       $7.67
                                                 -------------
      Balance, December 31, 1996                    1,186,050        $3.87          712,913        $3.79
                                                 =============

Further information about stock options outstanding at December 31, 1996 is summarized as follows:

<CAPTIONS>
                                              Options Outstanding                 Options Exercisable
                              --------------------------------------------      ------------------------
                                                   Weighted       Weighted                      Weighted
                                                    Average        Average                      Average
          Range of              Number             Remaining      Price Per        Number      Price Per
       Exercise Prices     Outstanding        Contractual Life      Share        Exercisable     Share
      -----------------    -----------       -----------------   ----------     -----------    ---------
        $1.80 - $2.49          271,550            2.7  years         $2.21          232,413        $2.18
        $2.50 - $3.99          370,000            3.5  years         $3.00          259,375        $2.92
        $4.00 - $5.38          462,500            7.5  years         $4.30          139,125        $4.03
       $10.75 - $10.75          82,000            0.4  years        $10.75           82,000       $10.75

    At December 31, 1996 there were 229,450 shares available for future option grants.

   In accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), the Company has elected to continue to account for stock-based compensation under the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Under APB 25, generally, no cost is recorded for stock options issued to employees unless the option price is below market at the time options are granted. The following pro forma net income and earnings per share are presented for informational purposes and have been computed using the fair value method of accounting for stock-based compensation as set forth in SFAS 123:

                                   1996       1995
                               ----------  ----------
   Pro forma net income        $2,668,624   $407,567
   Pro forma earnings per share     $0.32      $0.05

These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1995. The pro forma results include expense related to the fair value of stock options estimated at the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions for the years ended December 31, 1996 and 1995, respectively: risk-free interest rates of 6.6% and 6.1%; expected volatility of 38.4% and 38.1%; expected option life of 6.9 years and 4.5 years, and no dividend payments. The weighted average estimated fair value of options granted during 1996 and 1995 was $2.40 and $0.93 per share, respectively.

                  RIDDELL SPORTS INC.  AND  SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



7. Commitments:

   Leases: The Company leases various facilities and equipment under operating leases. Rent expense amounted to approximately $1,451,000, $1,331,000 and $998,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

   Future minimum rental payments for all non-cancelable lease agreements for periods after December 31, 1996 are as follows:
         Years ending December 31,
            1997                          $1,331,000
            1998                           1,136,000
            1999                             827,000
            2000                             242,000
            2001                               2,000
         Later years                          12,000
                                         -----------
         Total minimum payments required  $3,550,000
                                         ===========

   Employee benefits: The Company has two noncontributory defined benefit pension plans that cover, or have covered, certain employee groups. These plans consist of a "Union Plan" covering certain unionized employees and a "Non-Union Plan" that covered other employees of certain subsidiaries. The Non-Union Plan was amended in 1994 to provide that no benefits would accrue under the plan on or after December 31, 1994. The Company funds pension costs based on minimum amounts required by the plans. Expense relating to the Non-Union Plan was $50,000 (net of a curtailment gain of $47,000) for the year ended December 31, 1994. Pension expense for the Union Plan has been less than $30,000 during each of the years ended December 31, 1996, 1995 and 1994.

   Effective August 1, 1994, the Company established a defined contribution plan covering substantially all of its employees, other than those covered by the Union Plan. Company contributions to this plan are based on a percentage of employee contributions and are funded and charged to expense as incurred. Expense related to the plan amounted to $307,000, $220,000 and $103,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

                 RIDDELL SPORTS INC.  AND  SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


8. Litigation matters and contingencies:

   Recorded assets and liabilities: In regards to the product liability and other litigation matters and contingencies discussed below, the Company has recorded certain liabilities and, in some cases, receivables for insurance recoveries. While these amounts are discussed in the remaining sections of this note, a summary of these amounts together with other items comprising the applicable balance sheet line items is as follows:

<CAPTIONS>
                                                             Other      Accrued liabilities    Other liabilities
                                                           Receivables        (Current)           (Non-Current)
                                                          -------------   -----------------    -----------------
   December 31, 1996:
     Product liability matters:
       Future payments on settled cases                   $          -     $     1,750,000        $             -
       Reserves for pending and other contingencies                  -             500,000              3,500,000
                                                          -------------    ---------------        ---------------
            Totals for product liability matters                                 2,250,000              3,500,000
     Provision for proposed settlement and other costs
       relating to fraudulent transfer litigation                     -          1,400,000
     Other litigation contingency reserves                            -            400,000                     -
     Other (not related to litigation or contingencies)         159,747          2,689,980                546,979
                                                          -------------    ---------------        ---------------
                                                          $     159,747    $     6,739,980        $     4,046,979
                                                          =============    ===============        ===============
   December 31, 1995:
     Product liability matters:
       Future payments on settled cases                   $          -     $     1,200,000        $     1,750,000
       Insurance recoveries and liabilities related to above    250,000            600,000                     -
       Reserves for pending and other contingencies                  -             900,000              4,200,000
                                                          -------------    ---------------        ---------------
            Totals for product liability matters                250,000          2,700,000              5,950,000
     Provision for proposed settlement and other costs
       relating to fraudulent transfer litigation                                1,900,000
     Other litigation contingency reserves                            -            100,000                     -
     Other (not related to litigation or contingencies)         108,769          4,881,548                655,206
                                                          -------------    ---------------        ---------------
                                                          $     358,769    $     9,581,548        $     6,605,206
                                                          =============    ===============        ===============

   Product liability litigation matters and contingencies:

  At December 31, 1996, the Company was a defendant in 11 product liability suits relating to personal injuries allegedly related to the use of Riddell helmets. The ultimate outcome of these claims, or potential future claims, cannot presently be determined. The Company estimates that the uninsured portion of future costs and expenses related to these claims, and incurred but not reported claims, will amount to at least $4,000,000 and, accordingly, a reserve in this amount is included in the Consolidated Balance Sheet at December 31, 1996 as part of accrued liabilities and other liabilities.
These reserves are based on estimates of losses and defense costs anticipated to result from such claims based on available information, including an analysis of historical data such as the rate of occurrence and the settlement amounts of past cases. However, due to the uncertainty involved with estimates, as demonstrated by the matter described below, actual results have at times varied substantially from earlier estimates and could do so in the future. Accordingly there can be no assurance that the ultimate costs of such claims will fall within the established reserves.

                    RIDDELL SPORTS INC.  AND  SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


    In 1994, a jury returned a verdict against the Company for damages amounting to approximately $8,000,000 in one of these suits. Although the Company believes that it was not responsible in the case, and had been in the process of appealing the verdict, the Company settled with the plaintiff in
late 1995 for an amount that was less than what was previously awarded.   The
Company had taken a charge of $4,600,000 before taxes in 1994 to establish a reserve for the full uninsured portion of the initial award, as well as current and future premiums then due under a $5,000,000 product liability insurance policy (which had a term running through June 1997) which would be exhausted by payment of the verdict. As the amount of the settlement was less than the initial award, the settlement had no effect on 1995 income.
The excess of the reserve over amounts due under the settlement was added to general reserves for other product liability claims (discussed in the preceding paragraph), during 1995, to provide increased reserves against these other claims. The December 31, 1996 and 1995 Consolidated Balance Sheets include certain liabilities related to this matter, as well as related insurance receivables at December 31, 1995, as shown in the preceding table.

   The Company maintains additional product liability coverage under a policy bound in December 1994 (the "1994 Policy"). The 1994 Policy replaced and expanded on coverage that had been available under a pre-existing policy which was exhausted by the 1995 settlement described above. The settlement did not affect coverage available under the 1994 Policy. In late 1996 the Company extended the term of the 1994 Policy through December 2001 and certain coverage limits were increased. The 1994 Policy is an occurrence-based policy which covers injuries occurring prior to December 2001. The policy also covers other claims which were pending against the Company at the time the policy was bound in December 1994 as well as potential claims for injuries which had occurred prior to the policy date, but had not yet been reported. This additional coverage contains two components: "basic" and "excess" coverage. The basic coverage insures all covered claims up to $2,250,000 in excess of an uninsured retention (deductible) of $750,000 per occurrence. The basic coverage is subject to an aggregate policy limit of $7,500,000 and certain annual aggregate sub-limits. However, until the premiums for the entire policy period have been paid, the basic coverage is also limited to 110% of premiums paid. The excess coverage provides for insurance of up to $20,000,000 per occurrence, in excess of the first $3,000,000 of each claim. (The first $3,000,000 of each claim would fall under the basic coverage, to the extent available, and the uninsured retention.) Claims covered by the excess coverage are subject to one of two separate $20,000,000 aggregate policy limits, depending on the date of the related injury and the date the claim is filed against the Company. The first $20,000,000 aggregate limit applies to claims filed before October 4, 1996 for injuries occurring after January 1, 1985 and prior to December 13, 1994 together with any future claims for injuries occurring before October 4, 1996. The second $20,000,000 aggregate limit applies to claims filed before October 4, 1996 for injuries occurring after December 13, 1994 together with any future claims for injuries occurring between October 4, 1996 and December 2001. The excess coverage is also limited to certain ratios of paid premiums until all premiums due for the entire policy period have been paid. However, this latter limitation can be eliminated at any time by prepaying the future premiums due during the remainder of the policy. The Company believes that this new insurance program provides a substantial increase in coverage, and protection, against future claims that may be asserted against the Company - especially considering the coverage provided under the excess component of the policy. The excess policy does not cover any claims that were asserted prior to the inception of the policy, one of which was still pending at December 31, 1996.

    At the time the additional product liability coverage was bound, in December 1994, the Company had several claims pending against it. As discussed above, the new policy provides only the limited coverage under its basic component for these preexisting claims. Accordingly, the Company entered into an effort to settle several claims that it believed, considering the substantially reduced level of available insurance, presented the greatest potential risk to the Company. The Company was successful in carrying out this settlement effort, and in early 1995 settled certain claims for an aggregate amount of $2,100,000. However, because of the risks associated with these claims, given the reduced level of available insurance, the amount of these settlements was substantially above historical levels for settlements of similar claims and exceeded reserves applicable to the claims. Accordingly, these settlements, together with

                 RIDDELL SPORTS INC.  AND  SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


revaluations of reserves for remaining claims, resulted in an increase in product liability expense for the year ended December 31, 1994 of approximately $1,500,000.


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

  The Company had previously recorded a $1.9 million provision, as of December 31, 1995, for the proposed settlement as well as anticipated costs relating to the litigation. The Company has charged certain litigation costs against the liability reserve reducing the balance to $1,400,000 at December 31, 1996. The Company has not otherwise adjusted the liability reserve for these actions as a result of the termination of the settlement agreement, as the balance remains within the potential range of costs of resolving the litigation. However, as discussed above, the plaintiffs in the actions are seeking damages far in excess of this amount and, accordingly, there can be no assurances that the matter will ultimately be resolved at an amount within the reserve. The reserve is reflected in the Consolidated Balance Sheets as part of accrued liabilities at December 31, 1996 and 1995. The Company remains confident that the fraudulent transfer cases are without merit, and intends to vigorously defend against them.


  Other contingencies and litigation matters:

  In connection with the Company's suit against its former President, Frederic Brooks, for alleged breaches of his consulting agreement and certain other matters, Mr. Brooks filed counterclaims against the Company. Mr. Brooks alleges the Company breached its indemnification obligations to him as a former officer and director of the Company

                     RIDDELL SPORTS INC.  AND  SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


in connection with the Company's action against Mr. Brooks, a purported class action (now settled), an action (now settled) against Mr. Brooks brought by certain stockholders of the Company, and the action brought by the Mac I trustee, and seeks damages in excess of $3.3 million plus future attorneys' fees and interest. Mr. Brooks also seeks compensatory and punitive damages combined of at least $15 million against the Company, two of its officers and directors and an entity controlled by them for tortious interference with contract and prospective advantage and prima facie tort. Mr. Brooks has impleaded the Company's "Riddell" footwear licensee for contribution for all damages that may be assessed against him in the Company's suit against Mr. Brooks for certain alleged breaches of his consulting agreement relating to, among other things, alleged attempts to disparage and take control of the Company. In connection with a settlement of certain actions between the Company and its "Riddell" footwear licensee in early 1994, the Company agreed to indemnify the licensee and certain of its affiliates in the event they were so impleaded by Mr. Brooks into the Company's suit against Mr. Brooks for breach of his consulting agreement. Mr. Brooks' claims against the Company also seek consulting fees of $580,000 plus interest under his consulting agreement (which the Company has previously deposited in an escrow type account), consulting fees with the Company's "Riddell" footwear licensee exceeding $850,000 and attorney's fees exceeding $1.5 million through April 1996, plus interest. The Company believes Mr. Brooks' claims against the Company are without merit and intends to vigorously defend against them.

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

  Additionally, the Company has certain other claims or potential claims against it that may arise in the normal course of business, including claims relating to employee terminations. The Company has recorded provisions for certain of these claims and certain of the "other" litigation matters discussed above. Reserves for such claims amounted to $400,000 at December 31, 1996 and $100,000 at December 31, 1995. While these amounts, together with the remaining $1,400,000 provision relating to the MacGregor fraudulent transfer litigation discussed above, represents an estimate of certain minimum costs likely to result from these litigation matters, other than product liability claims, the Company cannot estimate the full extent of a potential range of loss related to such litigation matters as their ultimate outcome cannot be presently determined. Accordingly, there can be no assurance that such claims will be resolved within such reserves.

                     RIDDELL SPORTS INC.  AND  SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Income taxes:

  Income taxes (credits) on income (loss), before extraordinary items, for the years ended December 31, 1996, 1995 and 1994 is summarized below:

                                              Years ended December 31,
                                  ----------------------------------------
                                     1996          1995           1994
                                   ----------    ----------   -------------
   Current tax expense (credit):
      Federal                       $ 50,000      $ 40,000     $        -
      State                           60,000        60,000              -
                                   ----------    ----------   -------------
                                     110,000       100,000              -
                                   ----------    ----------   -------------
   Deferred tax expense (credit):
      Federal                              -            -       (1,010,000)
      State                                -            -         (240,000)
                                   ----------    ----------   -------------
                                           -            -       (1,250,000)
                                   ----------    ----------   -------------
                                   $ 110.000     $ 100,000    $ (1,250,000)
                                   ==========    ==========   =============

   For the years ended December 31, 1996 and 1995, tax expense was reduced by offsetting tax benefits of approximately $1,200,000 and $900,000, respectively, of net operating loss carryforwards which were not recognized in prior years.

 Significant components of deferred income tax assets and liabilities at December 31, 1996, 1995 and 1994 are as follows:
                                               December 31,
                                  ----------------------------------------
                                     1996          1995           1994
                                   ----------    ----------   -------------
Deferred income tax assets:
 Accrued expenses and reserves    $3,509,000    $5,029,000      $2,527,000
 Inventory                           492,000       711,000         971,000
 Intangible assets                    26,000        28,000          25,000
 Net operating loss, and
   credit, carryforwards           3,689,000     2,904,000       5,659,000
 Other                                36,000        35,000          27,000
                                   ----------    ----------   -------------
                                   7,752,000     8,707,000       9,209,000
 Valuation allowances             (1,386,000)   (2,539,000)     (3,452,000)
                                   ----------    ----------   -------------
 Total deferred
   income tax assets               6,366,000     6,168,000       5,757,000
                                   ----------    ----------   -------------
Deferred income tax liabilities:
 Intangible assets and
   deductible goodwill             6,014,000     5,770,000       5,503,000
 Prepaid expenses                    266,000       350,000         189,000
 Other                                86,000        48,000          65,000
                                   ----------    ----------   -------------
 Total deferred
   income tax liabilities          6,366,000     6,168,000       5,757,000
                                   ----------    ----------   -------------
 Total net deferred
   income tax liability            $   - 0 -      $  - 0 -      $    - 0 -
                                   ==========    ==========   =============

The valuation allowance has been established based on the assumption that the net deferred income tax asset will not be realized.

                    RIDDELL SPORTS INC.  AND  SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


 The net current and non-current components of the deferred income taxes were recognized in the balance sheet at December 31, 1996, 1995 and 1994 as follows:
                                              Years ended December 31,
                                  ----------------------------------------
                                     1996          1995           1994
                                   ----------    ----------   -------------
Net current assets, included
   with prepaid expenses          $1,820,000    $1,990,000      $1,408,000
Net non-current deferred
   tax liabilities                 1,820,000     1,990,000       1,408,000
                                   ----------    ----------   -------------
                                   $   - 0 -      $  - 0 -      $    - 0 -
                                   ==========    ==========   =============


A reconciliation of effective tax rates to federal statutory tax rates is as follows:
                                              Years ended December 31,
                                  ----------------------------------------
                                     1996          1995           1994
                                   ----------    ----------   -------------
Statutory Federal tax rate            34.0%         34.0%         (34.0%)
Differences resulting from:
 Effective state tax rate,
   net of federal tax benefit          3.1           1.6           (3.3 )
 Amortization not deductible
   for tax purposes                    5.8           6.7            1.2
 Losses with no current benefit        -             -             15.2
 Benefit of prior periods net
   operating losses not
   previously recognized             (40.2)        (38.1 )          -
 Other differences                     1.0         ( 0.2 )          0.7
                                   ----------    ----------   -------------
                                       3.7%          4.0%         (20.2%)
                                   ==========    ==========   =============

   During 1994, the Company entered into a settlement agreement with the Internal Revenue Service relating to an examination of the Company's federal income tax returns for the years 1988 to 1990. The service had proposed certain adjustments relating to the allocation, for tax purposes, of an acquisition in 1988 and the deductibility of amortization relating to certain intangible assets acquired in that acquisition. The effect of the settlement was to reduce net operating loss carryforwards available to the Company for tax purposes, and to adjust future tax amortization deductions available to the Company, by an aggregate of approximately $3.2 million. The Company has recorded the effect of the settlement, in 1994, by an adjustment increasing its liability for deferred income taxes by $1,250,000 with a corresponding increase in goodwill. The effect of the settlement on taxes currently payable is not material.

   At December 31, 1996 the Company had estimated net operating loss carryforwards for federal income tax purposes of approximately $8,900,000 expiring in the years 2008 to 2011.


10.   Related party transactions:
   Interest expense includes interest on debt due shareholders and related parties of $111,420, $197,526 and $229,107 for the years ended December 31, 1996, 1995 and 1994, respectively. In 1996 the Company paid consulting fees of $75,000 to one director and paid another director $20,000 for services in connection with a series of promotional football clinics sponsored by the Company. Accrued liabilities include accrued interest due a shareholder of $7,368 at December 31, 1995. Other liabilities (non-current), include accrued interest due to shareholders of $310,129 and $274,423 at December 31, 1996 and 1995, respectively. In 1995, $1,029,166 of principal payments were made in advance of their maturity on long-term debt due to a shareholder.

                    RIDDELL SPORTS INC.  AND  SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


11.   Supplemental cash flow information:

   Cash payments for interest were $2,661,710, $2,741,654, and $2,002,172, for the years ended December 31, 1996, 1995 and 1994, respectively. Income tax payments, or refunds, were not significant for 1996, 1995 or 1994.

   In 1994, the value ascribed to certain stock issued the prior year, in connection with an earlier acquisition, was adjusted from $900,000 to $405,000.

   In July 1994, in connection with an acquisition, the Company incurred liabilities of $1,450,000 and issued common stock valued at $400,000.

   In January 1995, in connection with an acquisition, the Company incurred liabilities of $765,000.


12.   Acquisition and divestiture:
   In January 1995, the Company acquired the business and operating assets of Raleigh Athletic Equipment Corporation, a reconditioner of athletic equipment, for a purchase price, including costs of the transaction and liabilities assumed, of approximately $1,400,000. The transaction was accounted for as a purchase, and, accordingly, the results of Raleigh Athletic Equipment Corporation are included in the consolidated financial statements from the date of acquisition and the net assets acquired have been recorded at their fair values. The results of Raleigh Athletic Equipment Corporation prior to the date of the acquisition are not material to the Company's consolidated financial statements.

   In July 1994, the Company acquired SharCo Corporation, a manufacturer of sports collectible products, for a purchase price, including costs of the transaction, of approximately $2,600,000. The transaction was accounted for as a purchase, and, accordingly, the results of SharCo Corporation are included in the consolidated financial statements from the date of acquisition and the net assets acquired have been recorded at their fair values. The results of SharCo Corporation prior to the date of the acquisition are not material to the Company's consolidated financial statements.

   In February 1994, the Company sold certain foam molding operations operated by the Company's Ohio Cellular Products Corporation subsidiary ("OCP") in a stock sale for a gross sales price of $1,000,000 cash and certain contingent consideration. The Company had announced its intention to sell the operation in 1993, and operating results for the year ended December 31, 1993 were charged with a provision to provide for a loss on disposition, including operating losses for the period subsequent to December 31, 1993 and through the date of the sale. Accordingly, the effect of the sale and related 1994 operations through the date of sale, were not material to 1994 operating results.

                   RIDDELL SPORTS INC.  AND  SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.   Segment information:

   The Company operates in two segments of the sporting goods industry: sports products and services (which includes the manufacture, sale and reconditioning of football helmets, other athletic products and sports collectible products) and trademark licensing of the Riddell and MacGregor trademarks for use on other products including athletic footwear, apparel and sports equipment.
                                             Years ended December 31,
                                  ----------------------------------------
                                     1996          1995           1994
                                 ------------  ------------   -------------
Net Revenues:
 Sports products and services    $69,888,094   $63,603,210     $51,567,065
 Trademark licensing               2,494,266     3,439,828       3,845,044
                                 ------------  ------------   -------------
                                 $72,382,360   $67,043,038     $55,412,109
                                 ============  ============   =============

Income (loss) from Operations:
 Sports products and services     $7,929,943    $7,184,487     $(2,694,568)
 Trademark licensing               1,536,204     2,263,497       2,823,336
 Corporate and unallocated        (3,750,445)   (4,182,389)     (4,311,056)
                                 ------------  ------------   -------------
                                  $5,715,702    $5,265,595     $(4,182,288)
                                 ============  ============   =============

Depreciation and Amortization:
 Sports products and services     $1,483,601    $1,459,142      $1,180,804
 Trademark licensing                 702,095       700,895         694,346
 Corporate and unallocated            22,917        7,458            7,458
                                 ------------  ------------   -------------
                                  $2,208,613    $2,167,495      $1,882,608
                                 ============  ============   =============

Capital Expenditures:
 Sports products and services     $1,138,786      $750,188       $ 662,395
                                 ============  ============   =============

Identifiable assets:
 Sports products and services    $54,374,016   $51,478,083     $49,378,285
 Trademark licensing              18,983,249    19,760,209      20,230,728
 Corporate and unallocated         3,003,764     2,886,397       2,643,301
                                 ------------  ------------   -------------
                                 $76,361,029   $74,124,689     $72,252,314
                                 ============  ============   =============

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                                 ON SCHEDULE







Board of Directors
Riddell Sports Inc.


     In connection with our audit of the consolidated financial statements of Riddell Sports Inc. and Subsidiaries referred to in our report dated March 14 , 1997, which is included on page F-2 of this Form 10-K, we have also audited
Schedule II for each of the three years in the period ended December 31, 1996. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.




                                                            GRANT THORNTON LLP


Chicago, Illinois
March 14, 1997

SCHEDULE II

                     RIDDELL SPORTS INC. AND SUBSIDIARIES
                      VALUATION AND QUALIFYING ACCOUNTS


        Col. A          Col. B           Col. C          Col. D      Col. E

                                       Additions
                                  -------------------
                                               (2)
                                     (1)     Charged
                                   Charged   to Other
                      Balance at   to Costs  Accounts              Balance at
                       Beginning     and        -                    End of
     Description       of Period   Expenses  Describe  Deductions    Period
---------------------- ---------  --------- ---------  ----------  -----------
Year ended
December 31, 1994:
 Allowance for        $1,183,400  $896,240         -    $109,640  $1,970,000
 doubtful accounts                                           (a)


Year ended
December 31, 1995:
 Allowance for       $1,970,000  $392,956         -  $1,742,956    $620,000
 doubtful accounts                                           (a)


Year ended
December 31, 1996:
 Allowance for         $620,000  $436,130         -    $543,130    $513,000
 doubtful accounts                                           (a)

 ____________________________________________
 Note:  (a) Accounts written off net of recoveries