Form 10-K405/A
period 1996-12-31
RIDDELL SPORTS INC
filed 1997-04-29
CIK 874786

FORM 10-K/A

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

      AMENDMENT NO.  1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1996


                         Commission file number 0-19298

                              RIDDELL SPORTS INC.
             (Exact name of registrant as specified in its charter)

               Delaware                               22-2890400
          (State or other jurisdiction of          (I.R.S Employer
          incorporation or organization)          Identification No.)

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

                                    PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT


                            SECTION 16(a) DISCLOSURE

     The Company believes, based solely on its review of the copies of the Forms 3, 4 and 5 required to be filed with the Company pursuant to Section 16(a) of the Exchange Act by its Officers, Directors and Beneficial Owners of over 10% of the Company's Common Stock ("insiders"), that during the fiscal year ended December 31, 1996, all filing requirements applicable to its insiders were complied with.



                    LIST OF DIRECTORS AND EXECUTIVE OFFICERS

     Information with respect to the six directors and the executive officers of the Company is set forth below as of April 25, 1997 and is based upon the records of the Company and information furnished to it by the directors and executive officers. See "Security Ownership of Certain Beneficial Owners and Management" for information pertaining to the Common Stock owned by the directors.

                                        Positions              Has Served as
Name                            Age     with the Company       Director since
------------------------        ----    ---------------------  ---------------

DIRECTORS:

Robert E. Nederlander            64     Chairman of the Board   April 1988

David M. Mauer                   48     Chief Executive Officer September 1993
                                        (since April, 1993);
                                        President(June 1994
                                        -June 1995)

Leonard Toboroff                 64     Vice President          April 1988
                                        and Director

Don R. Kornstein                 45     Director                April, 1995

John McConnaughy, Jr.            67     Director                Sept., 1989

Glenn E. "Bo"
Schembechler                     67     Director                Sept., 1991


OTHER EXECUTIVE OFFICERS:

Dan Cougill                      44     President and               ----
                                        Chief Operating Officer
                                        of the Company (since
                                        June 1995); President
                                        and Chief Operating
                                        Officer of Riddell, Inc.
                                        (since February, 1994)

David Groelinger                 46     Chief Financial Officer     ----
                                        (since March, 1996);
                                        Executive Vice President
                                        (since June, 1996)

Lawrence Simon                   41     Senior Vice President       ----
                                        and Treasurer (since
                                        March 1996); Vice President,
                                        Chief Financial Officer
                                        & Treasurer (October 1990
                                        -March 1996)

William Sherman                  35     Senior Vice President,      ----
                                        Institutional Marketing
                                        of Riddell, Inc. (since
                                        December 1995); Vice
                                        President of Riddell,
                                        Inc. (September 1993-
                                        December 1995)

Robert Brasser                   39     Senior Vice President,      ----
                                        Consumer Products of
                                        Riddell, Inc.  (since
                                        December 1995); Vice
                                        President of Riddell,
                                        Inc. (July 1994 -
                                        December 1995)

Set forth below is additional biographical information regarding each director and executive officer of the Company based on information supplied by them.

     Robert E. Nederlander. Mr. Nederlander has been Chairman of the Board of the Company since April 1988 and was the Company's Chief Executive Officer from April 1988 through April 1, 1993. From February until June 1992, Mr. Nederlander was also the Company's interim President and Chief Operating Officer. Mr. Nederlander has been President and a Director since November 1981 of the Nederlander Organization, Inc., owner and operator of one of the world's largest chains of legitimate theaters. He served as the Managing General Partner of the New York Yankees from August 1990 until December 1991, and has been a limited partner since 1973. Mr. Nederlander has been President since October 1985 of the Nederlander Television and Film Productions, Inc.; Chairman of the Board since January 1988 of Mego Financial Corporation. Mr. Nederlander became a director of Mego Mortgage Corporation in September 1996. Mr. Nederlander served as Chairman of the Board of Allis-Chalmers Corp. from May 1989 to 1993, when he became Vice Chairman. In 1995, Mr. Nederlander became a director of HFS Incorporated. In 1996 Mr. Nederlander became a director of News Communications, Inc., a publisher of community oriented free circulation newspapers. Mr. Nederlander was a senior partner in the law firm of Nederlander, Dodge and Rollins in Detroit, Michigan, between 1960 and 1989.

     David M. Mauer. Mr. Mauer became the Company's Chief Executive Officer on April 1, 1993, succeeding Mr. Nederlander. Mr. Mauer was President of Mattel U.S.A. from late 1990 through the beginning of 1993 and was President of Tonka U.S.A. Toy Group from 1988 until 1990. In 1995, Mr. Mauer was elected a member of the Board of Directors of The Topps Company, Inc.

     Leonard Toboroff. Mr. Toboroff has been Vice President of the Company since April 1988. Since May 1989, Mr. Toboroff has been a Vice President and Vice Chairman of the Board of Allis-Chalmers Corp. Mr. Toboroff has been a practicing attorney since 1961 and from January 1, 1988 to December 31, 1990, was counsel to Summit Solomon & Feldesman in New York City, which was counsel to the Company from April 1988 through February 1993. He has been a Director since August 1987 and was Chairman and Chief Executive Officer from December 1987 to May 1988 of Ameriscribe Corp. Mr. Toboroff was Chairman and Chief Executive Officer from May-July 1982, and then was Vice Chairman from July 1982 through September 1988 of American Bakeries Company. Mr. Toboroff has been a director of Banner Aerospace, Inc., a supplier of aircraft parts. He has been a director of Engex, Inc. and director of Saratoga Springs Beverage Co. since 1993. In 1995 Mr. Toboroff became a director of Xplor Corporation.

     Don R. Kornstein.   Mr. Kornstein has been a member of the Board of
Directors, Chief Executive Officer and President of Jackpot Enterprises, Inc. since September 1994. Prior to this he was a Senior Managing Director at Bear, Stearns & Co. Inc. for 17 years through September 1994.

     John McConnaughy, Jr. Mr. McConnaughy has been Chairman and Chief Executive Officer of JEMC Corp. since 1988. From 1969 to 1986, Mr. McConnaughy served as Chairman and Chief Executive Officer of Peabody International Corp. ("Peabody"). From 1981 to 1992, he served as Chairman and Chief Executive Officer of GEO International Corp. when it was spun off from Peabody in 1981. Mr. McConnaughy is a Director of DeVlieg Bullard Inc., Mego Corp., Transact International, Inc., Pantapec International, Inc., Enviropur Waste Refining and Technologies, Inc., Wave Systems, Inc., Oxigene, Inc. and Commonwealth Snack Co. GEO International Inc. filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in October 1993.

     Glenn E. "Bo" Schembechler. Mr. Schembechler was President of the Detroit Tigers from January 1990 through August 1992 and a member of the Tigers Board of Directors from 1989 through 1990. He is also a Director of Midland Company. From 1968 through 1989, Mr. Schembechler was head football coach of the University of Michigan and served as its Athletic Director in 1988 and 1989.

     Dan Cougill. Mr. Cougill was appointed President and Chief Operating Officer of the Company in June, 1995 and of its subsidiary, Riddell, Inc., in February 1, 1994. Prior to his appointment, Mr. Cougill was employed in various capacities by Wilson Sporting Goods since 1977 and was a Vice President of Wilson Sporting Goods and the General Manager of its Team Sports Division prior to joining the Company.

     David Groelinger. In March of 1996, Mr. David Groelinger was appointed the Company's Chief Financial Officer, and in June 1996 its Executive Vice President. Before joining the Company and from 1994 he was a member of the Board of Directors, Executive Vice President and Chief Financial Officer of Regency Holdings (Cayman) Inc., which owned and operated a major international cruise line. Prior to this Mr. Groelinger served in various senior financial capacities during twelve years at Chiquita Brands International, Inc. In 1990, he was promoted to Vice President reporting to the Chiquita's President and Chief Operating Officer. Regency Holdings (Cayman) Inc. filed a petition to reorganize under Chapter 11 of the United States Bankruptcy Code in November 1995.

     Lawrence F. Simon. Mr. Simon was Controller of the Company from April 1988 until appointed Treasurer and Chief Financial Officer of the Company in October 1990. Mr. Simon was Vice President, Chief Financial Officer and Treasurer from September 1993 through March 1996, when he was appointed Senior Vice President and Treasurer.

     William Sherman. Mr. Sherman joined Riddell, Inc. (one of the Company's principal operating subsidiaries) in September 1994 as its Vice President-Institutional Marketing and was elected Senior Vice President in December, 1995. Prior to joining the Company, Mr. Sherman was employed by Wilson Sporting Goods since 1984. Most recently before joining Riddell, Inc. Mr. Sherman was Wilson's Vice President of Business Development, responsible for development for new business categories. Prior to that he was Vice President/Business Director responsible for research and development, marketing, purchasing/manufacturing and finance for Wilson's Team Sports Division. Mr. Sherman also was responsible for license management and strategic planning for Wilson's licensing program.

     Robert Brasser. Mr. Brasser was appointed Senior Vice President, Consumer Products of Riddell, Inc. (one of the Company's principal operating subsidiaries) in December 1995 after joining Riddell, Inc. as Vice President of Retail marketing in July 1994. Prior to joining Riddell, Mr. Brasser served as Vice President of Sales and Marketing for Matrixx Marketing, Inc. from September 1991 to June 1994, and from November 1988 to September 1991 was President of Waveland Associates. Prior to this Mr. Brasser held marketing positions with Kimberly-Clark and Helene Curtis.

ITEM 11.  EXECUTIVE COMPENSATION

                          SUMMARY COMPENSATION TABLE

     The table below sets forth the cash compensation paid to or accrued for the Company's Chief Executive Officer and its four most highly paid executive officers in 1996 for services rendered in all capacities to the Company and its subsidiaries during the fiscal years ended December 31, 1996, 1995 and 1994.

<CAPTIONS>
                                                                                                      Long Term
                                                                                                     Compensation
                                                                                                       Awards
                                                                    Annual Compensation              -------------
                                                          ----------------------------------------   Securities
                                                                                    Other Annual     Underlying       All Other
               Name and Principal Position       Year      Salary       Bonus     Compensation(1)    Options(2)    Compensation(4)
               ------------------------------    -----     --------    --------    --------------    -----------   ---------------
               David M. Mauer                     1996     $500,000         --                 --         50,000            $4,620
               Chief Executive Officer            1995      457,500    $170,000                --         50,000             4,620
               (since April 1993)                 1994      420,000     120,000                --        100,000(3)          1,100


               Robert E. Nederlander              1996     $180,656          --                --          7,500                --
               Chairman of the Board; (since      1995      173,355          --                --         15,000                --
               1988); Chief Executive             1994      166,565          --                --         15,000                --
               Officer (1988-April 1, 1993);
               President and Chief Operating
               Officer (February-June 1992)

               Leonard Toboroff                   1996     $180,656          --                --          7,500           $13,614
               Vice President (since April        1995      173,355          --                --         15,000            11,647
               1988)                              1994      166,565          --                --         15,000             1,422


               Dan Cougill                        1996     $230,000          --                --         15,000            $4,750
               President and Chief Operating      1995      206,923     $60,000                --         15,000             4,322
               Officer (since June 1995);         1994      180,000     110,000                           75,000                --
               President and Chief Operating
               Officer of Riddell, Inc.
               (since February 1994)

               David Groelinger                   1996    $143,308(5)   $25,000(6)             --          65000                --
               Chief Financial Officer
               (since March 1996); Executive
               Vice President (since June
               1996)

___________________________
(1) Perquisites and other personal benefits paid in 1996 for the named executive officers aggregated less than the lesser of $50,000 and 10% of the total annual salary and bonus set forth in the columns entitled, "Salary" and "Bonus" for each named executive officer and, accordingly, are omitted from the table as permitted by the rules of the Commission.

(2)  These options were issued under the Company's 1991 Stock Option Plan.

(3) In 1994 the Company canceled an option previously granted to Mr. Mauer to acquire 100,000 shares of Common Stock and in its place issued an option to acquire an equal number of shares at a lower exercise price per share. The option to acquire 300,000 shares issued in 1993 includes the option to acquire 100,000 shares so repriced.

(4) Represents the Company's contribution to its 401K Plan on behalf of the employee, and in the case of Mr. Toboroff, includes the dollar value of approximately $9,000 and $7,000 of insurance premiums paid on behalf of Mr. Toboroff for 1996 and 1995, respectively under an Indeterminate Premium One Year Term Life Policy pursuant to which he will receive the cash surrender value.

(5) Based on an annual salary of $180,000 pursuant to an employment agreement between the Company and Mr. Groelinger. See "Employment Agreements and Change of Control Arrangements."

(6) Required pursuant to the employment agreement between the Company and Mr. Groelinger. See "Employment Agreements and Change of Control
     Arrangements."

                         STOCK OPTIONS GRANTED IN 1996

     The following table sets forth information concerning individual grants of stock options made during 1996 to each executive officer listed below pursuant to the Company's 1991 Stock Option Plan.

<CAPTIONS>
                                                                                                       Potential Realizable
                                                                                                         Value at Assumed
                                                              % of Total                               Annual Rates of Stock
                                              Number of         Options                                Price Appreciation for
                                             Securities       Granted to     Exercise                     Option Term (5)
                                             Underlying      Employees In      Price     Expiration   -----------------------
                   Name                    Options Granted    Fiscal Year    per Share      Date           5%          10%
                   ----------------------  ---------------   ------------    ---------    ---------     --------     --------
                   David M. Mauer               50,000 (1)        21%         $4.50         7/16/06     $141,501     $358,592

                   Dan Cougill                  15,000 (2)         6%          4.31        12/17/06       40,682      103,095

                   David Groelinger             65,000 (3)        27%          4.63          3/7/06      189,061      479,119

                   Robert Nederlander            7,500 (4)         3%          4.75         6/27/06       22,404       56,777

                   Leonard Toboroff              7,500 (4)         3%          4.75         6/27/06       22,404       56,777


(1) This option expires July 16, 2006, vests as to 25% of the underlying shares on each of the first, second, third and fourth anniversaries of the date of grant. The option is canceled upon a termination of employment for cause. In the event Mr. Mauer's employment is terminated by the Company, generally, other than for cause, this stock option becomes fully exercisable for 90 days.

(2) Mr. Cougill's option vests as to 25% of the underlying shares on each of the first, second, third and fourth anniversaries of the date of grant and expires December 17, 2006. The option is canceled upon a termination of employment for cause. In the event Mr. Cougill's employment is terminated by the Company, generally, other than for cause, the option becomes fully exercisable for 90 days.

(3) Mr. Groelinger's option vests as to 25% of the underlying shares on each of the first, second, third and fourth anniversaries of the date of grant and expires March 7, 2006. The option is canceled upon a termination of employment for cause. In the event Mr. Groelinger's employment is terminated by the Company, generally, other than for cause, the option becomes fully exercisable for 90 days.

(4) Messrs. Nederlander and Toboroff were granted options together with the other members of the Company's Board of Directors (other than Mr. Mauer) in 1996 under the Company's 1991 Stock Option Plan. The options are fully exercisable commencing June 27, 1997 through June 27, 2006. Each option is canceled upon a termination of employment for cause. In the event the individual's Board membership terminates, generally, other than for cause, each stock option becomes fully exercisable for 90 days.

(5) Based upon the per share market price on the date of grant and an annual appreciation of such market price at the rate stated in the table through the expiration date of such options. Gains, if any, are dependent upon the actual performance of the Common Stock, as well as the continued employment of the executive officers through the vesting period. The potential realizable values indicated have not taken into account amounts required to be paid as income tax under the Internal Revenue Code and any applicable state laws.

                       STOCK OPTIONS HELD AT END OF 1996

     The following table indicates the total number of exercisable and unexercisable stock options held by each executive officer listed below on December 31, 1996. No options to purchase the Company's Common Stock were exercised during 1996. On December 31, 1996, the last sales price of the Common Stock on NASDAQ was $4.63 per share.

<CAPTIONS>
                                    Number of Securities Underlying                Value of Unexercised
                                         Unexercised Options                      in-the-Money Options
                                         at December 31, 1996                      at December 31,1996
                                   ------------------------------------        --------------------------------
 Name                                Exercisable         Unexercisable          Exercisable     Unexercisable
---------------------------          --------------      -------------          -----------      ------------
 David M. Mauer                            230,000             170,000             $268,950           $98,050

 Dan Cougill                                78,750              26,250             $159,375           $18,750

 David Groelinger                               --              65,000                   --                --

 Robert E. Nederlander                      71,000               7,500              $69,375                --

 Leonard Toboroff                           71,000               7,500              $69,375                --





                    EMPLOYMENT AGREEMENTS AND CHANGE OF CONTROL ARRANGEMENTS

     In June 1992, the Company entered into an employment agreement with each of Messrs. Nederlander and Toboroff. Each agreement continues until terminated by the Company, with termination effective three years after the Company delivers notice of termination or, if earlier, until the death or disability of the employee. The agreements are immediately terminable by the Company for Cause (as defined). Bonuses are discretionary with the Board. Each agreement provides a base salary of $162,500 which may be increased in the discretion of the Board, provided that in any event each year the salaries are increased at least by the percentage increase in the Consumer Price Index. Each agreement provides that in the event the Company terminates the employee's employment, generally, other than for Cause, the employee will receive his full salary through the end of the term of his agreement and annual bonuses for the remainder of the term equal to the average of the annual bonuses awarded to the employee prior to termination. Each agreement acknowledges that the employee will devote time and provide services to entities other than the Company.

     In April 1993, the Company entered into an employment agreement with Mr. Mauer. The agreement, as amended in 1994, provides an annual base salary in such amount in excess of $400,000 as the Board of Directors may determine from time to time. The agreement provides for years after 1993 that the Board of Directors and Mr. Mauer establish target bonuses based upon measures to be agreed upon before the beginning of each calendar year, and that Mr. Mauer's bonus will be a percentage, not to exceed 100%, of his base salary based upon the percent of the targets achieved. The agreement continues until terminated by the Company, with termination effective three years after the Company delivers notice of termination or, if earlier, until Mr. Mauer's death or disability. The agreement is immediately terminable for Cause (as defined).
Mr. Mauer was granted an option for ten years to acquire 300,000 shares of the Company's Common Stock pursuant to the Agreement at an average price of $3.63 per share. In the event Mr. Mauer's employment is terminated, generally, other than for Cause, Mr. Mauer will receive his salary for a period of three years plus a pro rata portion of the bonus earned through the date of termination, and his options become fully exercisable for one year.

     The Company entered into an employment agreement with Mr. Cougill as of February 1, 1994, providing for a $50,000 signing bonus, an annual salary of $200,000 per annum and minimum bonus of $50,000 for 1994. Pursuant to the Agreement, Mr. Cougill was granted an Option for five years to purchase 75,000 shares of the Company's Common Stock at $2.56 per share. In the event Mr. Cougill's employment is terminated by the Company, generally, other than for Cause (as defined), the stock options become fully exercisable for one year. The employment agreement also provides that in the event the Company terminates Mr. Cougill's employment, generally, other than for Cause, Mr. Cougill will receive his full salary for a period of one year plus the pro rata portion of his bonus earned through the date of termination by the Company, and his options become exercisable in full for one year. The Agreement is immediately terminable for Cause and expires, unless renewed, in May 1998.

     The Company entered into a two year employment agreement with Mr. Groelinger effective March 1996 in connection with his joining the Company as Chief Financial Officer. The agreement provides for an annual base salary of $180,000 and a guaranteed minimum bonus for 1996 of $25,000. Thereafter, bonuses will be a percentage of his salary, with a target of 40%. Pursuant to the Agreement, Mr. Groelinger was granted a ten year option to purchase 65,000 shares of the Company's Common Stock at an exercise price of $4.63 per share. The agreement is immediately terminable for Cause (as defined). The agreement provides generally that if Mr. Groelinger's employment is terminated other than for Cause, he will be paid no less than one year's salary (two years' salary in the event termination arises in connection with a Change of Control (as defined) plus a pro rata portion of his bonus through the date of termination, and his stock options become immediately exercisable for one year to the extent then vested.

     The stock options granted to Messrs. Mauer, Cougill and Groelinger in connection with their employment agreements become immediately exercisable in the event of a change of control (as defined in their respective employment agreements).


                            COMPENSATION COMMITTEE
                      INTERLOCKS AND INSIDER PARTICIPATION

     In 1995, the Company entered into an agreement with Mr. McConnaughy pursuant to which he agreed to provide certain investment banking services through June 1996 for an aggregate fee of $75,000. Mr. McConnaughy is a member of the Company's Board of Directors and its Compensation and Audit Committees and a member of a group of stockholders who may be deemed to beneficially own and exercise control over approximately 47% of the Company's outstanding Common Stock and management as of April 15, 1997. See "Security Ownership of Certain Beneficial Owners and Management" and "Restructuring of Ownership of
Company's Stock by Principal Stockholders."   Mr. McConnaughy did not vote with
respect to the Board of Directors' resolution to enter into the agreement for his investment banking services.

     In 1996 the Company began presenting "Bo Schembechler Football Clinics"
throughout the United States.   Mr. Schembechler, the former head football
coach at the University of Michigan from 1968 through 1989, assisted in
designing and operating the clinics.   Mr. Schembechler was also the lead
speaker on football coaching and safety to over 1,000 high school coaches and athletic directors at these clinics. Mr. Schembechler received a fee of $20,000 for his services in 1996. The Company discontinued these clinics in
1996.   Mr. Schembechler is a member of the Compensation Committee and Audit
Committee of the Company's  Board.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of April 15, 1997 pertaining to ownership of the Company's Common Stock by persons known to the Company to own 5% or more of the Company's Common Stock and Common Stock owned beneficially by each director and named executive officer of the Company and by directors and named executive officers of the Company as a group.

     The information contained herein has been obtained from the Company's records, or from information furnished directly by the individual or entity to the Company or in Form 13D filings or Form 4 filings.

                                       Shares Owned   Percent/Shares
                                       Beneficially    Outstanding
                                      ---------------  -----------

   M.L.C. Partners Limited Partnership   830,281  (1)     10.2%
   c/o Robert Nederlander
   810 Seventh Avenue
   New York, NY 10019

   Robert E. Nederlander               3,638,382  (2)     44.2%
   810 Seventh Avenue
   New York, NY 10019

   Leonard Toboroff                    1,375,503  (3)     16.8%
   c/o Riddell Sports Inc.
   900 Third Avenue/27th Fl.
   New York, NY 10022

   John McConnaughy, Jr.                 706,808  (4)     8.7%
   300 Atlantic Street
   Stamford, CT  06901

   David M. Mauer                        349,025  (5)     4.2%
   Riddell Sports Inc.
   900 Third Avenue/27th Fl.
   New York, NY 10022

   Dan Cougill                            88,927  (6)     1.1%
   c/o  Riddell, Inc.
   3670 N. Milwaukee Avenue
   Chicago, IL 60641

   Glenn E. "Bo" Schembechler             30,000  (7)       *
   870 Arlington
   Ann Arbor, MI  48104

   Don R. Kornstein                       27,500  (7)       *
   c/o  Riddell Sports Inc.
   900 Third Avenue/27th Fl.
   New York, NY 10022

   David Groelinger                      19,750   (8)       *
   c/o  Riddell Sports Inc.
   900 Third Avenue/27th Fl.
   New York, NY 10022

   All officers and directors as       4,274,750  (9)    48.4%
    a group (8 individuals)

   Angelo, Gordon & Co., L.P.          1,250,000  (10)    12.9%
   245 Park Avenue/26th Fl.
   New York, NY 10167
____________________

  *  Less than 1%


(1) Includes 43,750 shares underlying the Warrant (as defined in Item 13 below) which are currently exercisable. MLC is the direct beneficial owner of all shares, which (other than shares underlying the Warrant) are subject to a Voting Trust (the "Voting Trust") pursuant to which Robert Nederlander is voting trustee and has the sole voting power. Mr. Nederlander, as controlling stockholder of the corporation which is the general partner of MLC, may be deemed to beneficially own these shares. Mr. McConnaughy is the sole owner of a corporation that is a limited partner in MLC; a corporation controlled by Mr. Nederlander is also a limited partner in MLC.

(2) Of the 3,623,382 shares beneficially owned by Mr. Nederlander: (i) 1,677,237 shares are owned by Mr. Nederlander directly or through entities controlled by him having dispositive power over these shares (139,489 of these 1,677,237 shares underlie options granted under the Company's 1991 Stock Option Plan or the Warrant and are currently exercisable; 830,281 of those 1,677,237 shares are owned by MLC; and 1,026,873 of these 1,677,237 shares are subject to the Voting Trust) and (ii) an additional 1,946,145 shares are beneficially owned by Mr. Nederlander as Voting Trustee under the Voting Trust and pursuant to a shareholders agreement to which Mr. Nederlander and certain other officers and directors of the Company are parties (the"Shareholders Agreement"). Under Rule 13-d of the Securities Exchange Act of 1934, as amended (the "Exchange Act") Mr. Nederlander is deemed to beneficially own the shares of stock subject to the Voting Trust and the Shareholders Agreement and owned by MLC.

(3)  Of the 1,375,503 shares of Common Stock beneficially owned by Mr.
     Toboroff: (I) 1,228,108 shares are subject to the Shareholders Agreement;
     (ii) 666,667 shares are pledged to Bestin Worldwide Limited and (iii) 124,538 shares underlie options granted under the Company's 1991 Stock Option Plan and the Warrant that are currently exercisable.

(4)  Of the 706,808 shares of Common Stock beneficially owned by Mr.
     McConnaughy: (i) 147,444 are subject to the Voting Trust; (ii) 504,625 are subject to the Shareholders Agreement and (iii) 54,739 shares underlie options granted under the Company's 1991 Stock Option Plan and the Warrant that are currently exercisable. Mr. McConnaughy has sole voting power with respect of 30,000 of the 706,808 shares.

(5) Of the 349,025 shares of Common Stock beneficially owned by Mr. Mauer: (i) 56,266 shares are subject to the Shareholders Agreement; and (ii) 292,759 shares in the aggregate underlying options granted under the Company's 1991 Stock Option Plan and the Warrant that are exercisable currently.

(6)  Of the 88,927 shares of Common Stock beneficially owned by Mr. Cougill:
     (i) 9,702 shares are subject to the Shareholders Agreement and (ii) an additional 79,225 shares in the aggregate underlie options granted under the Company's 1991 Stock Option Plan and the Warrant that are exercisable currently.

(7) Represents shares underlying an option granted under the Company's 1991 Stock Option Plan that is currently exercisable.

(8) Includes 16,250 shares underlying that portion of an option to acquire an aggregate of 65,000 shares that is currently exercisable at $4.63 per share. The option vests 25% per annum commencing March 7, 1997 and is exercisable through March 7, 2006.

(9) Includes the 830,281 shares owned by MLC.

(10) Based on a Schedule 13G filed February 13, 1997, Angelo, Gordon & Co., L.P. may be deemed to be the beneficial owner of 1,250,000 shares as a result of voting and dispositive powers it holds with respect to $1,000,000 principal amount of the Company's 4.10% Convertible Subordinated Note due November 1, 2004 (the "Notes") convertible into 166,667 shares of the Company's Common Stock held for its own account and $6,500,000 principal amount of Notes convertible into 1,083,333 shares of Common Stock which it holds for the account of private investment funds for which it acts a general partner and/or investment advisor or investment manager.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Obligations to Certain Shareholders

     In September 1988, the Company issued a Note to MLC in the original principal amount of $2,000,000 (the "MLC Note") in connection with a recapitalization. In the recapitalization, the Company issued Common Stock in exchange for Class A Common Stock of the Company owned by MLC (which had a preferential right to receive $4,000,000 before any dividends or distributions were to be made to any other stockholders), Class B Common Stock owned by MacGregor Sporting Goods, Inc. ("Mac I") (from certain subsidiaries of which the Company acquired its initial businesses in April 1988 for certain cash consideration, Class B Common Stock, long term notes and assumed liabilities) and Class B Common Stock owned by Mr. Frederick Brooks (the Company's President
and Chief Operating Officer until February 1992).   The outstanding balance of
the MLC Note ($870,834) was repaid in November 1996 in accordance with its terms from a portion of the net proceeds of the Company's sale of its 4.10% Convertible Subordinated Note due November 1, 2004. The MLC Note bore interest at 10% per annum, was secured by a lien on substantially all of the assets of the Company and was subordinated to the Company's indebtedness to NBD Bank.

     In 1994 the Company granted MLC a Warrant (the "Warrant") to purchase 150,000 shares of its Common Stock in consideration for the extension of the MLC Note. In August 1995 certain of the original partners withdrew from MLC, and Messrs. Cougill, Mauer, McConnaughy, Nederlander and Toboroff or entities controlled by them acquired interests in the Warrant.
 .
     In May 1991, Messrs. Nederlander, Toboroff, Epstein, McConnaughy and Brooks (the "Investors") acquired from a party not affiliated with the Company a promissory note (the "Investors Note") with an aggregate principal amount of
$439,000.   The Investors Note was originally issued in April 1988 to Mac I in connection with the acquisition described above. The unaffiliated seller had acquired substantially all of the assets of Mac I's successor, MacGregor Sports Inc., in a sale authorized during the successor's bankruptcy proceedings. The Investors Note is due in April 1998 and bears simple interest at the rate of 8% per annum (which interest accrues and is not paid until the principal is due) and is unsecured. In August 1995, Mr. Epstein transferred his interest in the Investors Note to Messrs. McConnaughy, Nederlander and Toboroff in connection with the MLC restructuring noted above.

     The undersigned registrant hereby amends its Form 10-K for the Fiscal Year Ended December 31, 1996 to include the information contained herein in response to Part III of Form 10-K.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized on this 25th day of April, 1997.

                                        RIDDELL SPORTS INC.



                                       By:         LISA J. MARRONI
                                              ------------------------
                                              Lisa J.  Marroni
                                              Vice President