Form 10-Q
period 1997-03-31
RIDDELL SPORTS INC
filed 1997-05-15
CIK 874786

                      <SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED MARCH 31, 1997


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

                  8,067,985 Common Shares as of May 14, 1997

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


     Part II.   Other Information

       Item 1.  Legal Proceedings   . . . . . . . . . . . . . . . .  18

       Item 2.  Changes in Securities   . . . . . . . . . . . . . .  21

       Item 3.  Defaults upon Senior Securities   . . . . . . . . .  21

       Item 4.  Submission of Matters to a Vote of Security Holders  21

       Item 5.  Other Information   . . . . . . . . . . . . . . . .  21

       Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . .  22


     Signatures . . . . . . . . . . . . . . . . . . . . . . . . . .  22

Part 1.   FINANCIAL INFORMATION
Item 1.   FINANCIAL STATEMENTS

<CAPTIONS>
                                                RIDDELL SPORTS INC. AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS

                                                                                 March 31,     December 31,
                                                                                 1997             1996
                                                                            --------------   --------------
                                                               ASSETS
Current assets:
  Cash      . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 304,443        $ 356,670
  Accounts receivable, trade, less allowance for doubtful
    accounts ($564,000 and $513,000 respectively)   . . . . . . . . . . .       21,142,165       15,144,943
  Inventories (Note 3)  . . . . . . . . . . . . . . . . . . . . . . . . .       14,620,416       16,406,168
  Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . .        6,050,108        6,654,962
  Other receivables   . . . . . . . . . . . . . . . . . . . . . . . . . .          245,978          159,747
                                                                            --------------   --------------
           Total current assets . . . . . . . . . . . . . . . . . . . . .       42,363,110       38,722,490
Property, plant and equipment, less accumulated
  depreciation ($3,975,095 and $3,819,343, respectively)  . . . . . . . .        3,421,036        3,506,853
Intangibles and deferred charges, less accumulated
  amortization ($10,580,177 and $10,158,671 respectively)   . . . . . . .       33,645,022       34,066,528
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           65,158           65,158
                                                                            --------------   --------------
                                                                               $79,494,326      $76,361,029
                                                                            ==============   ==============
                                                LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt   . . . . . . . . . . . . . . . . . .      $ 3,175,893      $ 1,158,198
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,048,960        4,866,962
  Accrued liabilities   . . . . . . . . . . . . . . . . . . . . . . . . .        6,843,665        6,739,980
                                                                            --------------   --------------
           Total current liabilities  . . . . . . . . . . . . . . . . . .       14,068,518       12,765,140
Long-term debt, less current portion:
  Shareholders and related parties  . . . . . . . . . . . . . . . . . . .          439,000          439,000
  Banks and other   . . . . . . . . . . . . . . . . . . . . . . . . . . .       31,500,000       29,544,892
                                                                            --------------   --------------
                                                                                31,939,000       29,983,892
Deferred taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,820,000        1,820,000
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,938,909        4,046,979
Contingent liabilities (Note 4)

Shareholders' equity
  Preferred stock, $.01 par; authorized 1,000,000 shares; none issued
  Common stock, $.01 par; authorized 20,000,000 shares; issued
    and outstanding 8,067,985 shares  . . . . . . . . . . . . . . . . . .           80,680           80,680
  Capital in excess of par  . . . . . . . . . . . . . . . . . . . . . . .       31,456,912       31,456,912
  Accumulated deficit   . . . . . . . . . . . . . . . . . . . . . . . . .       (3,809,693)      (3,792,574)
                                                                            --------------   --------------
                                                                                27,727,899       27,745,018
                                                                            --------------   --------------
                                                                               $79,494,326      $76,361,029
                                                                            ==============   ==============

                           See notes to consolidated financial statements

                     RIDDELL SPORTS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

<CAPTIONS>
                                                                     Three Months Ended
                                                                         March 31,
                                                             ---------------------------------
                                                                  1997                1996
                                                              --------------    --------------
Net revenues:
  Net sales   . . . . . . . . . . . . . . . . . . . . . . .     $ 18,000,706       $ 19,036,101
  Royalty income  . . . . . . . . . . . . . . . . . . . . .          574,197            807,585
                                                              --------------     --------------
                                                                  18,574,903         19,843,686
Cost of sales . . . . . . . . . . . . . . . . . . . . . . .       10,094,012         10,210,492
                                                              --------------     --------------
Gross profit  . . . . . . . . . . . . . . . . . . . . . . .        8,480,891          9,633,194
Selling, general and administrative expenses  . . . . . . .        7,207,043          6,991,449
Product liability expense . . . . . . . . . . . . . . . . .          625,000            664,133
                                                              --------------     --------------
Income from operations  . . . . . . . . . . . . . . . . . .          648,848          1,977,612
Interest expense  . . . . . . . . . . . . . . . . . . . . .          665,967            627,214
                                                              --------------     --------------
Income (loss) before taxes  . . . . . . . . . . . . . . . .          (17,119)         1,350,398
Income taxes  . . . . . . . . . . . . . . . . . . . . . . .               -              60,000
                                                              --------------     --------------
Net income (loss)   . . . . . . . . . . . . . . . . . . . .         ($17,119)       $ 1,290,398
                                                              ==============     ==============
Net earnings (loss) per share . . . . . . . . . . . . . . .          $  0.00            $  0.15
                                                              ==============     ==============
Weighted average number of common and
  common equivalent shares outstanding    . . . . . . . . .        8,067,985          8,456,962


                See notes to consolidated financial statements

                     RIDDELL SPORTS INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

<CAPTIONS>
                                                                                 Retained
                                         Common Stock            Capital         earnings           Total
                                    ---------------------       in excess      (Accumulated     Shareholders'
                                      Shares       Amount        of par           deficit)         equity
                                    -----------   --------    --------------   --------------  --------------
For the three months ended March 31, 1996:
  Balance, January 1, 1996    . . .   8,067,985    $80,680       $31,456,912     ($6,635,750)      $24,901,842
    Net income for the period   . .                                                1,290,398         1,290,398
                                    -----------   --------    --------------   --------------  --------------
  Balance, March 31, 1996   . . . .   8,067,985    $80,680       $31,456,912     ($5,345,352)      $26,192,240
                                    ===========   ========    ==============   ==============  ==============


For the three months ended March 31, 1997:
  Balance, January 1, 1997  . . . .   8,067,985    $80,680       $31,456,912     ($3,792,574)      $27,745,018
    Net loss for the period   . . .                                                  (17,119)          (17,119)
                                    -----------   --------    --------------   --------------  --------------
  Balance, March 31, 1997   . . . .   8,067,985    $80,680       $31,456,912     ($3,809,693)      $27,727,899
                                    ===========   ========    ==============   ==============  ==============

                           See notes to consolidated financial statements

                     RIDDELL SPORTS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

<CAPTIONS>
                                                                    Three Months Ended
                                                                         March 31,
                                                             ---------------------------------
                                                                  1997                1996
                                                              --------------     --------------
Cash flows from operating activities:
    Net income (loss)   . . . . . . . . . . . . . . . . . .         ($17,119)       $ 1,290,398
    Adjustments to reconcile net income to net
     cash used in operating activities:
       Depreciation and amortization  . . . . . . . . . . .          577,258            493,656
       Provision for losses on accounts receivable  . . . .           82,366            153,651
       Deferred taxes . . . . . . . . . . . . . . . . . . .               -              60,000
       Changes in assets and liabilities (net
       of effects from acquisitions):
         (Increase) decrease in:
           Accounts receivable, trade   . . . . . . . . . .       (6,079,588)        (6,470,098)
           Inventories  . . . . . . . . . . . . . . . . . .        1,785,752           (355,715)
           Prepaid expenses   . . . . . . . . . . . . . . .          604,854            924,919
           Other receivables  . . . . . . . . . . . . . . .          (86,231)            30,933
           Other assets   . . . . . . . . . . . . . . . . .                -                200
         Increase (decrease) in:
           Accounts payable   . . . . . . . . . . . . . . .         (818,002)          (128,787)
           Accrued liabilities  . . . . . . . . . . . . . .          103,685         (1,760,193)
           Other liabilities  . . . . . . . . . . . . . . .         (108,070)           (75,055)
                                                              --------------     --------------
               Net cash used in operating activities  . . .       (3,955,095)        (5,836,091)
                                                              --------------     --------------
Cash flows from investing activities:
  Capital expenditures  . . . . . . . . . . . . . . . . . .          (69,935)          (428,855)
                                                              --------------     --------------
               Net cash used in investing activities  . . .          (69,935)          (428,855)
                                                              --------------     --------------
Cash flows from financing activities:
  Net borrowings under line-of-credit agreement   . . . . .        4,131,000          6,034,693
  Principal payments on long-term debt, banks and other   .         (158,197)          (141,571)
                                                              --------------     --------------
               Net cash provided by financing activities  .        3,972,803          5,893,122
                                                              --------------     --------------
Net increase in cash  . . . . . . . . . . . . . . . . . . .          (52,227)          (371,824)
Cash, beginning . . . . . . . . . . . . . . . . . . . . . .          356,670            615,081
                                                              --------------     --------------
Cash, ending    . . . . . . . . . . . . . . . . . . . . . .       $  304,443        $   243,257
                                                              ==============     ==============

Supplemental cash flow information:

     Cash paid for interest was $585,268 and $618,211 for the three month periods ended March 31, 1997 and 1996, respectively. Income tax payments, or refunds, were not significant for the periods ended March 31, 1997 and 1996.


                See notes to consolidated financial statements.

                     RIDDELL SPORTS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of presentation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. These statements are unaudited, and in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of the Company's consolidated financial position and the consolidated results of its operations and cash flows at March 31, 1997 and 1996 and for the periods then ended. Certain information and footnote disclosures made in the last Annual Report on Form 10-K have been condensed or omitted for these interim statements. Accordingly, these consolidated financial statements should be read in conjunction with the December 31, 1996 Annual Report on Form 10-K. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected during the remainder of 1997.

     Tax expense for the period ended March 31, 1996 was reduced by the benefit of net operating loss carryforwards recognized during the period. The recognition of this tax benefit had the effect of decreasing tax expense, and increasing net income, by approximately $460,000, or $0.05 per share, for the three month period ended March 31, 1996.

2.   Earnings per share

     For the period ended March 31, 1996, earnings per share were based on the weighted average number of outstanding common shares and the assumed exercise of dilutive common stock options and warrants less the number of treasury shares assumed to be purchased from the proceeds of the assumed exercise. The number of treasury shares assumed to be purchased from the proceeds is based on the average market price of the Company's common stock for the period in computing primary earnings per share, and is based on the end of period market price of the Company's common stock, if higher than the average market price, in computing fully diluted earnings per share. For the three month period ended March 31, 1996, fully diluted earnings per share have not been presented as the results are approximately the same as primary earnings per share after rounding to the nearest cent.

    For the period ended March 31, 1997, earnings per share were based on the weighted average number of shares outstanding. Earnings per share were not adjusted for the assumed exercise of common stock options and warrants or the assumed conversion of the Convertible Subordinated Notes issued in November 1996, as the effect of these items would not have been dilutive for the period.

    The Financial Accounting Standards Board has recently issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). This statement simplifies the standards for computing earnings per share, replacing current presentations with a dual presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution while diluted earnings per share is computed similarly to fully diluted earnings per share. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997. If the provisions of SFAS 128 had been applied to the periods presented in this report, basic earnings per share for the three month periods ended March 31, 1997 and 1996 would have been $0.00 and $0.16, respectively, and diluted earnings per share would have been $0.00 and $0.15, respectively.

                         RIDDELL SPORTS INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)


3.   Inventories

     Inventories consist of the following:

                                  March 31,       December 31,
                                    1997              1996
                                -------------     -------------
         Finished goods            $5,284,318        $6,712,249
         Work-in-process            3,664,052         4,345,056
         Raw materials              5,672,046         5,348,863
                                -------------     -------------
                                  $14,620,416       $16,406,168
                                =============     =============

4.   Litigation matters and contingencies

     Recorded assets and liabilities

     In regards to the product liability and other litigation matters and contingencies discussed below, the Company has recorded certain liabilities. While these amounts are discussed in the remaining sections of this note, a summary of these amounts together with other items comprising the applicable balance sheet line items is as follows:

<CAPTIONS>
                                                            Accrued
                                                           liabilities    Other liabilities
                                                            (Current)       (Non-Current)
                                                          -------------    ---------------
   March 31, 1997:
     Product liability matters:
       Future payments on settled cases                     $ 1,750,000        $         -
       Reserves for pending and other contingencies             600,000          3,500,000
                                                          -------------    ---------------
            Totals for product liability matters              2,350,000          3,500,000
     Provision for proposed settlement and other costs
       relating to fraudulent transfer litigation             1,400,000
     Other litigation contingency reserves                      700,000                 -
     Other (not related to litigation or contingencies)       2,393,665            438,909
                                                          -------------    ---------------
                                                            $ 6,843,665       $  3,938,909
                                                          =============    ===============
   December 31, 1996:
     Product liability matters:
       Future payments on settled cases                     $ 1,750,000          $       -
       Reserves for pending and other contingencies             500,000          3,500,000
                                                          -------------    ---------------
            Totals for product liability matters              2,250,000          3,500,000
     Provision for proposed settlement and other costs
       relating to fraudulent transfer litigation             1,400,000
     Other litigation contingency reserves                      400,000                 -
     Other (not related to litigation or contingencies)       2,689,980            546,979
                                                          -------------    ---------------
                                                           $  6,739,980       $  4,046,979
                                                          =============    ===============

                         RIDDELL SPORTS INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

Product liability:

     At March 31, 1997, a subsidiary of the Company was a defendant in 9 product liability suits relating to personal injuries allegedly related to the use of Riddell helmets. The ultimate outcome of these claims, or potential future claims, cannot presently be determined. The Company estimates that the uninsured portion of future costs and expenses related to these claims, and incurred but not reported claims, will amount to at least $4,100,000 and, accordingly, a reserve in this amount is included in the Consolidated Balance Sheet at March 31, 1997 as part of accrued liabilities and other liabilities. These reserves are based on estimates of losses and defense costs anticipated to result from such claims based on available information, including an analysis of historical data such as the rate of occurrence and the settlement amounts of past cases. However, due to the uncertainty involved with estimates actual results have at times varied substantially from earlier estimates and could do so in the future. Accordingly there can be no assurance that the ultimate costs of such claims will fall within the established reserves.

     The Consolidated Balance Sheets also include liabilities related to unpaid portions of cases settled in prior periods at March 31, 1997 and December 31, 1996.


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

                         RIDDELL SPORTS INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

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

     The Company had previously recorded a provision for the proposed settlement as well as anticipated costs relating to the litigation. The Company has charged certain litigation costs against the liability reserve reducing the balance to $1,400,000 at December 31, 1996. The Company has not otherwise adjusted the liability reserve for these actions as a result of the termination of the settlement agreement, as the balance remains within the potential range of costs of resolving the litigation. However, as discussed above, the plaintiffs in the actions are seeking damages far in excess of this amount and, accordingly, there can be no assurances that the matter will ultimately be resolved at an amount within the reserve. The reserve is reflected in the Consolidated Balance Sheets as part of accrued liabilities at March 31, 1997 and December 31, 1996. The Company remains confident that the fraudulent transfer cases are without merit, and intends to vigorously defend against them.


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

                         RIDDELL SPORTS INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

     Additionally, the Company has certain other claims or potential claims against it that may arise in the normal course of business, including claims relating to employee terminations. The Company has recorded provisions for certain of these claims and certain of the "other" litigation matters discussed above. Reserves for such claims amounted to $700,000 at March 31, 1997 and $400,000 at December 31, 1996. While these amounts, together with the remaining $1,400,000 provision relating to the MacGregor fraudulent transfer litigation discussed above, represents an estimate of certain minimum costs likely to result from these litigation matters, other than product liability claims, the Company cannot estimate the full extent of a potential range of loss related to such litigation matters as their ultimate outcome cannot be presently determined. Accordingly, there can be no assurance that such claims will be resolved within such reserves.


5.   Recent Developments

     On May 5, 1997 the Company and its newly formed merger subsidiary entered into an Agreement and Plan of Merger with Varsity Spirit Corporation ("Varsity"), a supplier of cheerleader and dance team uniforms and operator of cheerleader camps, dance camps and travel tours throughout the United States. The Merger Agreement calls for purchase of all of Varsity's outstanding shares at $18.90 per share or approximately $91 million plus other related payments, costs and expenses. (Total costs and expenses of the acquisition and the related financing discussed below are anticipated to
approximate $13 million) of approximately $4 million.   The Company commenced
a tender offer on May 12, 1997 which expires in June 1997, unless extended.

     The Company intends to fund the acquisition and costs and working capital needs by means of proceeds of borrowings under a $35 million revolving loan facility to be provided by a bank group to be led by NationsBanc, N.A. and NBD Bank and proceeds to be obtained from the issuance of $100 million of senior notes of the Company to be placed through a private placement pursuant to Rule 144A of the Securities Act of 1933, as amended. To the extent the senior notes are not sold prior to the purchase of the Varsity shares as contemplated, the transaction will be financed by a bridge loan among NationsBridge L.L.C. and NBD. The Company has entered into commitment letters with the various prospective lenders with respect to the revolving loan facility and bridge loan.

     Pursuant to related stock purchase agreements, certain executive officers of Varsity who are also Varsity shareholders will purchase from the Company shares of its Common Stock in an aggregate amount approximating $4.4 million. The various agreements contemplate the grant of options to executive officers and other employees of Varsity to acquire an aggregate of 950,000 shares of common stock.
                                   11

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:

The following table sets forth selected operating data as a percentage of net revenues:
                                                  Three months ended
                                                      March 31,
                                                 --------------------
                                                  1997        1996
                                                 --------    --------
Entire company:
   Net revenues:
     Net sales  . . . . . . . . . . . . . . . .     96.9%       95.9%
     Royalty income . . . . . . . . . . . . . .      3.1         4.1
                                                 --------    --------
     Total net revenues . . . . . . . . . . . .    100.0       100.0
   Gross profit . . . . . . . . . . . . . . . .     45.7        48.5
   Selling, general and administrative expenses     38.8        35.2
   Product liability expense  . . . . . . . . .      7.4         6.9
   Income from operations . . . . . . . . . . .      3.5        10.0
   Interest expense . . . . . . . . . . . . . .      3.6         3.2
   Income (loss) before taxes . . . . . . . . .     (0.1)        6.8
   Net income (loss)  . . . . . . . . . . . . .     (0.1)        6.5

Sports products and services segment:
   Net sales  . . . . . . . . . . . . . . . . .    100.0%      100.0%
   Gross profit . . . . . . . . . . . . . . . .     43.9        46.4


Overview:
     Operations for the first quarter of 1997 resulted in a net loss of $17,119, or $0.00 per share, compared to first quarter 1996 net income of $1,290,398, or $0.15 per share. Total revenues for the three months ended March 31, 1997 decreased by 6% to $18,574,903 from $19,843,686 for the three months ended March 31, 1996.

     The Company realized gains in the sale of athletic products and services sold directly to its institutional customers of approximately 15% as further discussed below. However, these gains were offset primarily by a decline in sales of sports collectible products sold to retailers. In summary, the overall decrease in profitability for the quarter was a result of the quarter's decline in sales while related selling and marketing expenses continued at comparatively fixed levels coupled with an increase in certain other expenses.

     The effect of these factors are further described in the following discussion of operating results by line item together with other matters having a significant effect on the Company's results of operations.

     Revenues

     Net sales of the Company's sports products and services segment (which comprises all revenues other than trademark licensing royalties) decreased by 5% to $18,000,706 for the three months ended March 31, 1997 from $19,036,101 during the comparable period of 1996. Within this segment the Company achieved gains in sales of competitive products and services sold directly to schools and other institutional customers. This gain was offset by a decline in sales of sports collectible products sold to retailers. The Company also experienced a decrease in sales of other product lines including competitive youth football products sold through recreational dealers and products sold internationally.


     Sales of competitive athletic products and services sold to schools and other institutions increased approximately $1.9 million or 15% in comparison to the first quarter of 1996. Sales of reconditioning services, which increased 7% over the first quarter of 1996, accounted for approximately $500,000 of this gain. This improvement reflects increased unit volume as well as moderate price increases. The Company benefitted from a volume increase in its core football helmet and shoulder pad products. This has occurred as the Company gains additional experience marketing these items direct to institutional customers (a change adopted at the end of 1994 as discussed in prior reports) and continues to place emphasis on expanding sales of these products. The Company benefitted from initial sales of its newly introduced line of athletic practice clothing and experienced strong growth in its line of baseball products introduced last year. Sales of baseball products to institutions have increased as the Company gains experience in selling the products and the products themselves gain acceptance in the field.

     Sales of sports collectible products sold to retailers for the first quarter of 1997 decreased by approximately 42% or $1.9 million, in comparison to the first quarter of 1996. The Company believes that the decline is principally due to the trade adjusting its inventory intake based on the Company's improved order fulfillment record and to the timing of product introductions. In the year ago period, customers stockpiled inventory because of product shortages in the preceding Christmas selling season. This led retailers to take inventory early to ensure availability for later in the year. During 1996 the Company demonstrated sufficient order fulfillment capability which allows retailers to postpone orders and to match inventory receipt more closely with consumer demand.

     In the first quarter of 1996 the Company also benefitted from sales of sports collectible products which were in their introductory phase, such as
the Company's miniature hockey goalie mask.   In contrast, the Company had no
new products shipping in volume during the first quarter of 1997. While the Company has several new collectible products slated for 1997 introduction, these will not be available for shipment in volume until the second and third quarter of the year. These new products include a line of miniature baseball helmets bearing major league baseball logos, and a line of miniature collectibles based on the Star Wars Trilogy(R) which is the first line of retail collectible products sold by the Company that is not associated with sports.

     Royalty income from trademark licensing decreased by $233,388, or 30%, to $574,197 for the three months ended March 31, 1997 from $807,585 during the comparable period of 1996. This decrease was primarily attributable to a decline in royalties from the licensing of the
MacGregor trademark which decreased by 26%, or approximately $190,000. MacGregor licensing income decreased principally due to a decline in royalties from Kmart. Additionally, as discussed in prior reports, licenses which had accounted for approximately $80,000 of royalties in
the first quarter of 1996 expired at the end of 1996.   Royalties
from the licensing of the Riddell trademark decreased 53%, or approximately $40,000. The decrease results from a decline in royalties realized from the Company's licensee for the Riddell trademark on athletic footwear. The Riddell footwear licensee remains in bankruptcy proceedings as discussed in prior reports. The licensee must continue to comply with the terms of the license, including payment of royalties. However, in view of the bankruptcy proceedings, there can be no assurance that royalties will be received in the long term from this licensee.

     Gross Profit

     Gross profit for the quarter ended March 31, 1997 decreased $1,152,303, or 12%, compared to the first quarter of 1996. The decline includes a decrease in gross profits from sports products and services as well as the decline in royalty income from trademark licensing discussed above. While trademark licensing does have certain costs included in selling, general, and administrative expenses, there are no related costs which are deducted in arriving at gross profit. Accordingly, each increase or decrease in royalty income results in an equal change in gross profit.

     Gross profit attributable to the sports products and services segment decreased $918,915, or 10%, to $7,906,694 for the first quarter of 1997 from $8,825,609 for 1996's first quarter. Gross profit margin rates for the segment decreased to 43.9% of sales for the quarter ended March 31, 1997 compared to 46.4% of sales for the quarter ended March 31, 1996. The decrease in gross profits and gross margin rates is principally due to the overall decline in sales discussed above, which impacted gross margin rates through decreased efficiencies arising from lower utilization of fixed cost operations. Margins were also negatively impacted by increased reconditioning costs.


     Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased to $7,207,043 for the quarter ended March 31, 1997 from $6,991,449 for the quarter ended March 31, 1996. The increase is principally due to an increase in litigation related legal expenses of approximately $400,000. Additionally, overall selling and marketing expenses remained relatively constant despite the decrease in sales discussed above due to the fixed nature of a large portion
of these costs.   An increase in promotional and other variable selling
expenses incurred to generate the increase in sales of competitive athletic products offset any reduction in variable expenses related to the decrease in sales of sports collectible products. Legal expenses are anticipated to remain at high levels through the remainder of the year.


     Interest Expense

     Interest expense increased 6%, or $38,753, to $665,967 for the first quarter of 1997. This increase reflects an increase in average debt levels offset in part by a decline in average interest rates. Debt increased due to increases in working capital and overall decreases in non-interest bearing liabilities. Average interest rates declined principally due to the November 1996 sale of $7,500,000 of 4.10% Convertible Subordinated Notes, the proceeds of which were used, in part, to repay indebtedness which carried a higher interest rate.

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

     Operations during recent years have resulted in periods of increased working capital demands due to volume growth in certain product lines and other changes in the Company's business. As discussed in prior reports, the Company completed certain financing matters in late 1996 which will provide increased capital to finance the Company's normal working capital requirements anticipated over the next year. The Company remains in discussion with its senior lender regarding additional changes to its loan agreement, including a long term extension of its revolving line of credit which currently has a maturity date in April 1998.

RECENT DEVELOPMENTS

     On May 5, 1997, the Company, Cheer Acquisition Corporation, a Tennessee corporation and a newly formed, wholly owned subsidiary of the Company ("Merger Sub""), and Varsity Spirit Corporation, a Tennessee corporation ("Varsity Spirit") entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which Merger Sub has commenced a tender offer to purchase all outstanding shares of common stock, par value $0.01 per share, of Varsity Spirit (the "Varsity Shares") at $18.90 per Varsity Share, net to the seller in cash (the "Offer Price"), upon the terms and subject to the conditions set forth in the Offer to Purchase and in the related Letter of Transmittal (which, together with any amendments or supplements thereto, collectively constitute the "Offer") sent to Varsity Spirit shareholders on or about May 12, 1997. The Offer will expire Monday June 9, unless extended at the Company's option, subject to the terms and conditions of the Offer.

     Varsity Spirit is the leading supplier of cheerleader and dance team uniforms and accessories to the youth, junior high, high school, and college markets. Varsity Spirit is also the largest operator of cheerleading and dance team camps in the U.S. and conducts nationally televised cheerleading and dance team championships. Varsity Spirit also conducts domestic and international travel tours and sponsors national and international special events for school spirit groups. The Varsity Shares are quoted on the NASDAQ-NMS under the symbol "VARS."

     The transaction (the "Merger"), which was approved by both companies' boards of directors, is valued at approximately $91 million. The Company estimates that the total funds required to consummate the Merger, refinance the Company's and Varsity Spirit's indebtedness that is required to be repaid in connection with the transaction, fund the working capital needs after the Merger of the new surviving subsidiary and pay related costs and expenses will be approximately $136.9 million. The Company intends to obtain such funds by means of proceeds of borrowings under a $35 million revolving loan facility to be provided by a bank group to be led by NationsBanc, N.A. and NBD Bank and proceeds to be obtained from the issuance of $100 million of senior notes of the Company to be placed through a private placement pursuant to Rule 144A of the Securities Act of 1933, as amended. To the extent the senior notes are not sold prior to the purchase of the Varsity Shares as contemplated, the transaction will be financed by a bridge loan among NationsBridge L.L.C. and NBD. The Company has entered into commitment letters with the various prospective lenders with respect to the revolving loan facility and bridge loan.

     The Merger Agreement provides that following satisfaction or waiver of the conditions to the Offer, Merger Sub will purchase all Varsity Shares validly tendered pursuant to the Offer and not otherwise withdrawn. The Offer is conditioned upon, among other things, the receipt of tenders of at least a majority of the outstanding Varsity Shares on a fully diluted basis. Pursuant to the Merger Agreement, as soon as practicable after the completion of the Offer and satisfaction or waiver of all conditions, Merger Sub will be merged with and into Varsity Spirit with Varsity Spirit surviving the Merger as a wholly owned subsidiary of the Company. At the time at which the Merger is consummated, each Varsity Share then outstanding (other than Varsity Shares held in the treasury of Varsity Spirit, Varsity Shares held by the Company, Merger Sub or any other wholly owned subsidiary of the Company and Varsity Shares held by stockholders of Varsity Spirit who exercise their dissenters' rights, if any, under the Tennessee Business Corporation Act) will be converted into the right to receive the Offer Price in cash.

     Pursuant to a shareholders agreement (the "Shareholders Agreement") dated as of May 5, 1997, by and among the Company, Merger Sub and certain shareholders of Varsity Spirit, including Jeff Webb, its Chairman, President and Chief Executive Officer (the "Varsity Key Shareholders"), the Varsity Key Shareholders have agreed to tender 1,738,530 Varsity Shares, representing approximately 38% of the outstanding Varsity Shares, at the Offer Price and in accordance with the terms and conditions of the Offer.


     The effect of the Varsity Key Shareholders agreeing to tender all of the Varsity Shares beneficially owned by them pursuant to the Shareholders Agreement is that the Company is assured of receiving the tender of approximately 38% of the currently outstanding Varsity Shares.


     Furthermore, pursuant to the Shareholders Agreement the Varsity Key Shareholders have agreed, for a period ending upon the earlier of the consummation of the Merger and four months after the termination of the Merger Agreement, to vote the Varsity Shares held by them in favor of the Merger and against any proposal or offer to acquire all or a substantial part of the capital stock or business of Varsity Spirit and not to tender their Varsity Shares pursuant to any competing acquisition proposal that might be made by another person. Nothing contained in the Shareholders Agreement will be construed as requiring any Varsity Key Shareholder who is also a director of Varsity Spirit to propose, endorse or recommend the Merger Agreement in his or her capacity as a director of Varsity Spirit.

     Pursuant to stock purchase agreements (the "Stock Purchase Agreements") dated as of May 5, 1997 by and among certain key employees of Varsity, including Mr. Jeffrey Webb (the "Varsity Key Employees"), the Company and Merger Sub, the Varsity Key Employees have agreed on or before the fifth business date after the consummation of the Offer to purchase from the Company shares of its Common Stock with the net after-tax proceeds from the sale at the Offer Price of 325,000 Varsity Shares owned by the Varsity Key

Employees. The purchase price per share of Company Common Stock pursuant to the Stock Purchase Agreement is the average closing price of the Company's Common Stock for the twenty trading days ending on the day immediately preceding the consummation of the Offer; provided that the purchase price per share will not exceed $4.50 nor be less than $2.80. The Stock Purchase Agreements also contain certain registration rights provisions pursuant to which the Company has granted certain piggy back registration rights to register the shares of the Company's Common Stock acquired by the Varsity Key Shareholders under the Stock Purchase Agreements.

     In connection with the transaction, the Company has entered into employment agreements (the "Employment Agreements") with the Varsity Key Employees. Pursuant to his Employment Agreement with the Company, Mr. Jeffrey Webb has agreed to become the President and Chief Operating Officer of Varsity Spirit upon consummation of the Merger and to become a party to the Stockholders Agreement dated as of August 14, 1995 by and among Mr. Robert Nederlander, Leonard Toboroff, John McConnaughy, David Mauer and Dan Cougill, directors and/or officers of the Company. Furthermore, pursuant to the Merger Agreement, if the Merger is consummated, Mr. Jeffrey Webb will become Vice Chairman and a member of the Board of Directors of the Company. In addition, the Merger Agreement allows Mr. Webb to designate another individual reasonably acceptable to the Company's Board to become a member of the Board; consequently, upon consummation of the Merger, the Board shall be increased from six to eight members.

     The Merger Agreement and the Employment Agreements contemplate the grant of options to acquire an aggregate of 950,000 shares of the Company's Common Stock to the Varsity Key Employees and other employees of Varsity upon consummation of the Merger.

     In connection with obtaining necessary consents under the Merger Agreement, the Company amended its 4.10% Convertible Subordinated Note due 2004 in favor of Silver Oak Capital L.L.P. (the "Silver Oak Note") to provide in part that if the Merger is consummated the Conversion Price (as defined therein) of the $7,500,000 aggregate principal amount of the Silver Oak Note will be reduced from $6.00 to $5.3763 per share and the number of stock options which can be granted to key employees in any year during the term of the Silver Oak Note will be increased.

Part II. OTHER INFORMATION


Item 1.   Legal Proceedings

Mac I Fraudulent Transfer Action and State Law Debtor and Creditor Claim

     MacGregor Sporting Goods, Inc. ("Mac"I) filed for bankruptcy protection in March 1989 in the United States Bankruptcy Court in New Jersey. Mac I, its Creditors' Committee and the bankruptcy trustee of MGS Acquisition, Inc. ("MGS") jointly brought an action against the Company, its principal lender, NBD Bank and others in the New Jersey Bankruptcy Court (OFFICIAL UNSECURED CREDITORS' COMMITTEE OF MACGREGOR SPORTING GOODS, INC. V. RIDDELL SPORTS INC., No. 93-2214 (RG) (Bankr. D.N.J.)). By order dated November 3, 1994 the court dismissed this complaint as time-barred. The court also appointed a trustee in the bankruptcy of Mac I, but did not decide whether the trustee would be time-barred if he decided to bring a similar action against the Company and its lender. Plaintiffs in the action had sought monetary damages and/or the rescission of the Company's acquisitions (the "Acquisitions") in 1988 and 1989 of substantially all the assets and businesses of two former, second-tier subsidiaries of Mac I, including among other things the football protective division, the MacGregor licensing business and the non-football uses of the Riddell trademark for, among other things, alleged failure to pay fair consideration at a time when Mac I was insolvent or as a result of which Mac I became insolvent or undercapitalized. The monetary damages alleged in connection with the Acquisitions exceeded $28.5 million. In addition to seeking monetary damages and/or rescission from the Company, the complaint sought to void the liens of NBD Bank in the property at issue.

     After the above action was dismissed, the trustees (the "Trustees") in the Mac I and MGS bankruptcy proceedings commenced a substantially similar action against the Company in March of 1995 entitled, BRUCE LEVITT, BANKRUPTCY TRUSTEE FOR MACGREGOR SPORTING GOODS, INC., NOW KNOWN AS M. HOLDINGS, INC., PAUL SWANSON, BANKRUPTCY TRUSTEE FOR MGS ACQUISITION, INC. V. RIDDELL SPORTS INC., et al, No. 95-2261 (RG) (Bankr. D.N.J.) in the Chapter 11 bankruptcy case of Mac I (the "Levitt Action"). The complaint seeks monetary damages in an unspecified amount plus interest and/or rescission in connection with the Company's Acquisitions on the grounds, among others, that the Company allegedly failed to pay fair consideration at a time when Mac I was insolvent and/or undercapitalized. In addition to seeking monetary damages and/or rescission from the Company, the complaint seeks to void the liens of NBD Bank in the property at issue. The complaint also seeks damages against the Board of Directors of Mac I including Frederic H. Brooks ("Brooks"), a former President of the Company, for breaches of fiduciary duties to Mac I for failing to obtain fair consideration in connection with these transactions.
By order dated April 25, 1997, the New Jersey Bankruptcy Court approved a settlement whereby the complaint will be dismissed against all of the members of the board of directors of Mac I with the exception of Brooks.

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

     On October 31, 1996 in the Levitt Action, Frederic Brooks (the Company's former President) filed an answer and counterclaim against the estate of Mac I and a cross-claim against the other defendants in the Levitt Action, including the Company and several of its subsidiaries. The cross-claim against the Company and such subsidiaries sought indemnification and contribution under state law, the Company's Bylaws and Brooks' employment agreements with the Company in an indeterminate amount. In April, 1997, the bankruptcy Judge dismissed Mr. Brooks' claims for contribution and stayed Mr. Brooks' claims for indemnification against the Company pending determination of similar claims against the Company in RIDDELL SPORTS INC. V. FREDERIC H. BROOKS, described below. The Company believes the remaining cross-claim is without merit.


Employee Litigation

     From time to time the Company is party to employee litigation claims. In June 1995, a subsidiary of the Company was served with a complaint entitled, BEVERLY A. EICHLER V. RIDDELL, INC. (D. Ct, N.D. III., E. Div.), No. 95-C-3782. The complaint, brought by a former employee of one of the Company's subsidiaries who was terminated in December 1993, alleged sex and age discrimination and sought past and future wages and punitive damages in an undisclosed amount. In early 1997 a jury awarded Ms. Eichler damages in the amount of $59,000 and the court assessed front-pay damages of $420,000. In April, 1997, the Judge denied a motion by the Company to order reinstatement in lieu of front pay damages. Plaintiff has filed a motion for her attorneys fees which is still pending. The Company has filed an appeal of the District Court's decision.

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


      Brooks' counterclaims originally alleged claims for breach of contract, declaratory relief, tortious interference with contract and prospective advantage (including in connection with the Company's "Riddell" footwear licensee), injurious falsehood, prima facie tort and abuse of process. On January 5, 1995, the Court dismissed Brooks' claims for injurious falsehood and abuse of process with prejudice and dismissed Brooks' tortious interference with prospective advantage and prima facie tort claims without prejudice. On February 3, 1995, Brooks amended his counterclaims to reassert claims for tortious interference with prospective advantage and prima facie tort. In connection with a settlement of certain actions between the Company and its "Riddell" footwear licensee, the Company agreed to indemnify the licensee and certain of its affiliates in the event they are impleaded by Brooks into the Company's suit against Brooks for breach of his consulting agreement; Brooks has impleaded the Company's "Riddell" footwear licensee and other affiliates of the footwear licensee for indemnification for all damages that may be assessed against him in the Company's suit against Brooks for certain alleged breaches of his consulting agreement relating to among other things alleged attempts to disparage and take control of the Company and to Brooks' alleged cooperation with the Unsecured Creditors' Committee of
MacGregor.  Until recently (as discussed below)   Mr. Brooks' claims against
the footwear licensee (but not its affiliates) was stayed as a result of its filing a bankruptcy petition.

     In March 1996, Brooks filed a motion for summary judgment dismissing the claims against him and requesting consulting fees of $587,000 under his consulting agreement (which the Company has previously paid into an escrow account), and the Company filed a motion for partial summary judgment dismissing certain of Brooks' claims against it and its affiliates. Late in 1996 Brooks clarified that the relief he was seeking in his motion for summary judgement included, among other things, consulting fees pursuant to Brooks' consulting agreement with the Company's "Riddell" footwear licensee in an amount exceeding $850,000, approximately $1,500,000 for the loss of prospective opportunities, attorney's fees and expenses of approximately $1,500,000 incurred through April 30, 1996 in connection with Brooks' counterclaims, plus interest on all such amounts.

     On March 22, 1996, all of the parties filed motions for summary judgment in RIDDELL V. BROOKS. On January 7, 1997 a United States Magistrate Judge issued a Report and Recommendation, and on March 25, 1997, a United States District Judge issued an Opinion and Order, regarding the summary judgment motions. The District Court essentially denied Riddell's motion for summary judgment dismissing Mr. Brooks' counterclaims, although it held that any recovery by Mr. Brooks for legal fees must be offset by $324,000 which Mr. Brooks received from Riddell's directors' and officers' insurance carrier. Riddell intends to argue at trial that any recovery by Mr. Brooks should be offset by a greater amount. The Court also denied Mr. Brooks' motion for summary judgment seeking the dismissal of Riddell's claims against Mr. Brooks for breach of a consulting agreement and for breach of fiduciary duty. The Court also dismissed Mr. Brooks' claims for contribution against certain parties affiliated with the Company's "Riddell" footwear licensee. However, Mr. Brooks' claims against this licensee were not ruled upon because of the automatic stay of litigation against this licensee resulting from the licensee's filing of a bankruptcy petition. In April 1997, the judge presiding over the licensee's bankruptcy petition lifted the automatic stay, and the licensee has filed a summary judgement motion seeking dismissal of Mr. Brooks' claim against it; Mr. Brooks has opposed the motion.

     The Company believes Brooks' claims against the Company for breach of contract, tortious interference with contract, tortious interference with prospective advantage and prima facie tort are without merit and intends to vigorously defend against them.


Other

     On May 2, 1997, the Court in an action entitled KATHLEEN PREVOST. ADMINISTRATRIX OF THE ESTATE OF KEVIN PREVOST. DECEASED. V. WEST PENN POWER COMPANY ET AL. Court of Common Pleas, Washington County, Pennsylvania, Civil Division No.94-4753, approved plaintiff's Petition for court approval to settle and compromise wrongful death and survival actions as to individual defendants All American Sports Corporation, Riddell, Inc. and Riddell Sports Inc.. Accordingly, this matter has been settled and the plaintiff has signed a Joint Tort-Feasor Release as to All American Sports Corporation, Riddell, Inc. and Riddell Sports Inc. The complaint had named the Company and its subsidiary, All American Sports Corporation, and other defendants in connection with the death by electrocution of a minor at a facility leased by All American Sports Corporation in Burgettstown, Pennsylvania. The complaint against the Company and its subsidiary alleged wrongful death, failure to warn, negligence and other things. The settlement amount was paid in full by the Company's insurance carrier.

     The Company is also a defendant in certain product liability proceedings. See Note 4 of "Notes to Consolidated Financial Statements".


     The Company is also a defendant in certain other litigation described in
Item 3 of its Form 10-K for the year ended December 31, 1996.


Item 2.   Changes in Securities

     None


Item 3.   Defaults upon Senior Securities
     None



Item 4.   Submission of Matters to a Vote of Security Holders
     None



Item 5.   Other Information
     None

Item 6.   Exhibits and Reports on Form 8-K

  (a)  Exhibit index:

     10 Amendment dated may 2, 1997 to Note Purchase Agreement dated October 30, 1996 between Silver Oak Capital L.L.C. and Riddell Sports Inc.

     11   Computation of Earnings Per Share

     27   Financial Data Schedule (submitted in electronic form to
          SEC only)


 (b)   Reports on Form 8-K

          The Company filed a Form 8-K dated May 5, 1997 reporting that the Company entered into an agreement and plan of merger to acquire the outstanding shares of common stock of Varsity Spirit Corporation for $18.90 per share.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        RIDDELL SPORTS INC.

     Date:     May 14, 1997             By   /s/ DAVID MAUER
                                            --------------------
                                             David Mauer
                                             President and
                                             Chief Executive Officer


     Date:     May 14, 1997             By   /s/ LAWRENCE F. SIMON
                                            -----------------------
                                             Lawrence F. Simon
                                             Senior Vice President
                                             (Principal Accounting Officer)