Form 10-Q
period 1997-06-30
RIDDELL SPORTS INC
filed 1997-08-14
CIK 874786

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED JUNE 30, 1997


                        Commission file number: 0-19298


                              RIDDELL SPORTS INC.
             (Exact name of registrant as specified in its charter)


           DELAWARE                          22-2890400
 (State or other jurisdiction             (I.R.S. Employer
              of                         Identification No.)
incorporation or organization)


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

                 9,054,154 Common Shares as of August 13, 1997

                              RIDDELL SPORTS INC.

                                     INDEX


                                                           Page

     Form 10-Q  Cover Page  . . . . . . . . . . . . . .     1
     Form 10-Q  Index . . . . . . . . . . . . . . . . .     2
     Part I.  Financial Information:
       Item 1.   Financial Statements:
                Condensed Consolidated Balance Sheets .     3
                Condensed Consolidated Statements
                   of Operations  . . . . . . . . . . .     4
                Condensed Consolidated Statements
                   of Shareholders' Equity  . . . . . .     5
                Condensed Consolidated Statements
                   of Cash Flows  . . . . . . . . . . .     6
                Notes to Condensed Consolidated
                   Financial Statements . . . . . . . .     7
       Item 2. Management's Discussion and Analysis of Financial Condition and Results of
                 Operations . . . . . . . . . . . . . .     14
     Part II.   Other Information:
       Item 1.  Legal Proceedings   . . . . . . . . . .     19
       Item 2.  Changes in Securities   . . . . . . . .     20
       Item 3.  Defaults upon Senior Securities   . . .     20
       Item 4.  Submission of Matters to a Vote of
                 Security Holders . . . . . . . . . . .     21
       Item 5.  Other Information:
                 Recent events  . . . . . . . . . . . .     21
       Item 6.  Exhibits and Reports on Form 8-K  . . .     23
     Signatures . . . . . . . . . . . . . . . . . . . .     24




     This Report contains certain statements which may be "forward looking" statements under the federal securities laws that are based on the beliefs of management as well as assumptions made by and information currently available to management. Forward looking statements contain risks and uncertainties as are described in reports and other documents filed by the Company with the Securities and Exchange Ccommission from time to time, including without limitation in its Registration Statement on Form S-4
(File No. 333-31525). Such uncertainties include, without limitation, (i) difficulties or days in developing or introducing new products and the inherent risks in introducing new products and meeting consumer preferences; (ii) difficulties in the marketing of the Company's products through new channels;
(iii) actions by competitors, including new product offerings, marketing and promotional success, and a willingness to cut prices; (iv) changes in the patterns and trends of sales and customer orders; (v) difficulties in integrating the business and operations of Varsity Spirit Corporation, the Company's newly acquired subsidiary, including activities of the Varsity sales force to implement cross-selling opportunities; (vi) the effects of general economic conditions and (vii) future litigation.

Part 1.    FINANCIAL INFORMATION; Item 1.  FINANCIAL STATEMENTS

<CAPTIONS>
                                                 RIDDELL SPORTS INC. AND SUBSIDIARIES
                                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                                            (In thousands)
                                                                                  June 30,     December 31,
                                                                                 1997             1996
                                                                             ------------     ------------
                                                                ASSETS
Current assets:
  Cash      . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $  3,576           $  357
  Accounts receivable, trade, less allowance for doubtful
    accounts ($1,176 and $513 respectively) (Note 4)  . . . . . . . . . .           50,443           15,145
  Inventories (Note 5)  . . . . . . . . . . . . . . . . . . . . . . . . .           23,921           16,406
  Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . .            6,474            4,835
  Other receivables   . . . . . . . . . . . . . . . . . . . . . . . . . .            2,522              159
  Deferred taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,733            1,820
                                                                             ------------     ------------
    Total current assets  . . . . . . . . . . . . . . . . . . . . . . . .           89,669           38,722
Property, plant and equipment, less accumulated
  depreciation ($4,174 and $3,819 respectively)   . . . . . . . . . . . .            7,359            3,507
Intangibles and deferred charges, less accumulated
  amortization ($11,091 and $10,159 respectively)   . . . . . . . . . . .          114,420           34,067
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              619               65
                                                                             ------------     ------------
                                                                                 $ 212,067        $  76,361

                                                                             ============     ============
                                                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt (Note 6)  . . . . . . . . . . . . . .  $            -        $    1,158
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . .           15,509            4,867
  Accrued liabilities   . . . . . . . . . . . . . . . . . . . . . . . . .            9,832            6,740
  Customer deposits   . . . . . . . . . . . . . . . . . . . . . . . . . .            9,866              -
                                                                             ------------     ------------
           Total current liabilities  . . . . . . . . . . . . . . . . . .           35,207           12,765
Long-term debt, less current portion (Note 6):
  Shareholders and related parties  . . . . . . . . . . . . . . . . . . .               -               439
  Other     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          140,900           29,545
                                                                             ------------     ------------
                                                                                   140,900           29,984

Deferred taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,828            1,820
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .            3,620            4,047
Contingent liabilities (Note 7) . . . . . . . . . . . . . . . . . . . . .               -                -
Shareholders' equity (Note 8):
  Preferred stock
  Common stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               91               81
  Additional paid in capital  . . . . . . . . . . . . . . . . . . . . . .           36,326           31,457
  Accumulated deficit   . . . . . . . . . . . . . . . . . . . . . . . . .           (5,905)          (3,793)
                                                                             ------------     ------------
                                                                                    30,512           27,745
                                                                             ------------     ------------
                                                                                $  212,067        $  76,361
                                                                             ============     ============

               See notes to condensed consolidated financial statements.

<CAPTIONS>
                                                 RIDDELL SPORTS INC. AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (Inn thousands, except per share amounts)


                                           Three Months Ended June 30,         Six Months Ended June 30,
                                        -------------------------------    -------------------------------------
                                          1997               1996               1997               1996
                                       -----------        -----------       -----------        -----------
Net revenues:
       Net sales  . . . . . . . . .      $  27,839          $  20,845         $  45,840          $  39,881
       Royalty income   . . . . . .            837                767             1,411              1,575
                                       -----------        -----------       -----------        -----------
                                            28,676             21,612            47,251             41,456
Cost of sales . . . . . . . . . . .         15,751             11,005            25,845             21,216

                                       -----------        -----------       -----------        -----------
Gross profit  . . . . . . . . . . .         12,925             10,607            21,406             20,240
Selling, general and
  administrative expenses . . . . .         10,156              7,211            17,363             14,202
Product liability . . . . . . . . .            625                664             1,250              1,328
                                       -----------        -----------       -----------        -----------

Income from operations  . . . . . .          2,144              2,732             2,793              4,710
Interest expense (Note 6) . . . . .          4,239                763             4,905              1,391
                                       -----------        -----------       -----------        -----------
Income (loss) before taxes  . . . .         (2,095)             1,969            (2,112)             3,319
Income taxes  . . . . . . . . . . .             -                  90                -                 150

                                       -----------        -----------       -----------        -----------
Net income  . . . . . . . . . . . .       ($ 2,095)           $ 1,879          ($ 2,112)           $ 3,169
                                       ===========        ===========       ===========        ===========

Net earnings per share (Note 3) . .       ($  0.26)           $  0.22          ($  0.26)            $ 0.37
                                       ===========        ===========       ===========        ===========

Weighted average number common
  and common equivalent
  shares outstanding  . . . . . . .          8,133              8,617             8,101              8,537
                                       ===========        ===========       ===========        ===========

               See notes to condensed consolidated financial statements.

<CAPTIONS>
                                                 RIDDELL SPORTS INC. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                            (In thousands)
                                                                                 Retained
                                           Common Stock         Additional        earnings           Total
                                      --------------------       paid in       (Accumulated     Shareholders'
                                         Shares     Amount       capital          deficit)         equity
                                      ---------   --------      ------------    ------------      -----------
For the six months ended June 30, 1996:
  Balance, January 1, 1996    . . .       8,068        $81           $31,457         ($6,636)          $24,902
    Net income for the period   . .                                                    3,169             3,169
                                      ---------   --------      ------------    ------------      -----------
  Balance, June 30, 1996  . . . . .       8,068        $81           $31,457         $(3,467)         $ 28,071
                                      =========   ========      ============    ============      ===========



For the six months ended June 30, 1997 (Note 8):
  Balance, January 1, 1997  . . . .       8,068        $81           $31,457          (3,793)           27,745
    Options granted   . . . . . . .                                      559                               559
    Sale of common stock,
       net of costs . . . . . . . .         986         10             4,310                             4,320
  Net income for the period   . . .                                                   (2,112)           (2,112)
                                      ---------   --------      ------------    ------------      -----------
  Balance, June 30, 1997  . . . . .       9,054        $91           $36,326         ($5,905)          $30,512
                                      =========   ========      ============    ============      ===========



               See notes to condensed consolidated financial statements.

<CAPTIONS>
                                                 RIDDELL SPORTS INC. AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (In thousands)
                                                                    Six Months Ended June 30,
                                                                -----------------------------
                                                                      1997              1996
                                                                 -----------        -----------
Cash flows from operating activities:
    Net income  . . . . . . . . . . . . . . . . . . . . . .          ($2,112)            $3,169
    Adjustments to reconcile net income to net
     cash used in operating activities:
      Depreciation and amortization:
        Amortization of debt issue costs  . . . . . . . . .               75                 -
        Other depreciation and amortization   . . . . . . .            1,212              1,035
      Stock options issued  . . . . . . . . . . . . . . . .              559                 -
      Provision for losses on accounts receivable . . . . .              162                235
      Deferred taxes  . . . . . . . . . . . . . . . . . . .               -                 150
      Changes in assets and liabilities (net
        of effects from acquisitions):
        (Increase) decrease in:
          Accounts receivable, trade  . . . . . . . . . . .          (17,390)           (16,141)
          Inventories   . . . . . . . . . . . . . . . . . .            1,545               (509)
          Prepaid expenses  . . . . . . . . . . . . . . . .            2,631              2,081
          Other receivables   . . . . . . . . . . . . . . .               15                 15
          Other assets  . . . . . . . . . . . . . . . . . .               24                 -
        Increase (decrease) in:
          Accounts payable  . . . . . . . . . . . . . . . .            3,122                945
          Accrued liabilities   . . . . . . . . . . . . . .           (1,278)            (2,133)
          Customer deposits   . . . . . . . . . . . . . . .             (830)                -
          Other liabilities   . . . . . . . . . . . . . . .             (427)              (466)
                                                                 -----------        -----------
              Net cash used in operating activities   . . .          (12,692)           (11,619)
                                                                 -----------        -----------
Cash flows from investing activities:
    Capital expenditures  . . . . . . . . . . . . . . . . .             (282)              (523)
    Acquisition of Varsity Spirit Corporation   . . . . . .          (91,245)                -
                                                                 -----------        -----------
              Net cash used in investing activities   . . .          (91,527)              (523)
                                                                 -----------        -----------
Cash flows from financing activities:
    Net borrowings under line-of-credit agreement   . . . .              510             11,798
    Proceeds from issuance of long-term debt  . . . . . . .          115,000                 -
    Debt issue costs  . . . . . . . . . . . . . . . . . . .           (6,640)                -
    Principal payments on long-term debt:
      Shareholders  . . . . . . . . . . . . . . . . . . . .             (439)                -
      Banks and other . . . . . . . . . . . . . . . . . . .           (5,313)              (142)
    Proceeds from issuance of common stock  . . . . . . . .            4,320                 -
                                                                 -----------        -----------
              Net cash provided by financing activities   .          107,438             11,656
                                                                 -----------        -----------
Net increase in cash (Note 9) . . . . . . . . . . . . . . .            3,219               (486)
Cash, beginning . . . . . . . . . . . . . . . . . . . . . .              357                615
                                                                 -----------        -----------
Cash, ending  . . . . . . . . . . . . . . . . . . . . . . .           $3,576               $129
                                                                 ===========        ===========
                See notes to condensed consolidated financial statements.

                      RIDDELL SPORTS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of presentation
     The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. These statements are unaudited, and in the opinion of management include all adjustments (consisting only of normal recurring adjustments except as discussed below under Note 2 - Acquisitions, Note 6 - Long Term Debt and Note 8 - Shareholders' equity) necessary for fair presentation of the Company's consolidated financial position and the consolidated results of its operations and cash flows at June 30, 1997 and 1996 and for the periods then ended. Certain information and footnote disclosures made in the last Annual Report on Form 10-K have been condensed or omitted for these interim statements. Accordingly, these condensed consolidated financial statements should be read in conjunction with the December 31, 1996 Annual Report on Form 10-K. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected during the remainder of 1997.

     Tax expense for the periods ended June 30, 1996 was reduced by the benefit of net operating loss carryforwards recognized during the periods. The recognition of these tax benefits had the effect of decreasing tax expense, and increasing net income, for the three month periods ended June 30, 1996 by approximately $670,000, or $0.08 per share and for the six month periods ended June 30, 1996 by approximately $1,130,000, or $0.13 per share.

2.   Acquisition
     On June 19, 1997 the Company acquired Varsity Spirit Corporation ("Varsity"). Varsity is the leading supplier of cheerleader and dance team uniforms and accessories to the youth, junior high, high school and college markets. Varsity is also a leading operator of cheerleader and dance team camps, clinics and special events. The acquisition has been accounted for under the purchase method. The purchase price of approximately $91.2 million, including costs, was paid in cash. The purchase price was allocated based on estimated fair values at the date of acquisition. This resulted in an excess of the purchase price over the net assets acquired of $74.6 million, which has been recorded as goodwill and is being amortized on a straight-line basis over 40 years. A summary of the allocation of the purchase price to assets acquired, based on their estimated fair values, is as follows:

     (In thousands)
     Purchase price including costs and
       liabilities paid at closing               $95,548
     Less, cash acquired                          (4,303)
                                                ---------
     Net cash cost                                91,245
     Current liabilities assumed                  22,959
     Less, acquired assets:
       Current assets, excluding cash            (35,055)
       Property and Equipment                     (3,926)
       Other assets                                 (578)
                                                ---------
     Excess cost over net
       assets acquired (goodwill)               $ 74,645
                                                =========

                       RIDDELL SPORTS INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)


     The operating results of Varsity have been included in the consolidated statements of operations from the date of acquisition. The following pro forma information presents the combined operations of the Company and Varsity as if the acquisition, and relating financing transactions discussed in Note 6, had occurred at the beginning of each of the periods presented:

                                       Six Months Ended June 30,
                                        ------------------------
     (In thousands)                         1997        1996
                                          --------    --------
     Net revenues                          $83,062     $77,525
     Cost of sales                          48,246      43,033
                                          --------    --------
     Gross profit                           34,816      34,492
     Selling, general and
        administrative expenses             34,241      26,903
     Product liability expense               1,250       1,328
                                          --------    --------
     Income (loss) from operations            (675)      6,261
     Interest expense                        7,686       7,122
                                          --------    --------
     Income (loss) before taxes             (8,361)       (861)
     Income taxes                               -           -
                                          --------    --------
     Net loss                              ($8,361)      ($861)
                                          =========    ========
     Earnings per share                     ($0.92)     ($0.10)
                                          =========    ========

     Depreciation and amortization           2,799       2,459

     These pro forma results have been presented for comparative purposes only and include certain adjustments including: (1) additional amortization expense as a result of goodwill arising from the acquisition; (2) salary increases relating to contracts entered into in conjunction with the transactions; (3) elimination of costs incurred by Varsity in maintaining its status as a separate public corporation; (4) adjustments of certain freight and travel expenses incurred by the Company or Varsity based on programs existing within the other company; (5) elimination of one time charges arising from the transaction for redeeming Varsity stock options, a change in control payment and bridge loan commitment fees; (6) additional interest on acquisition debt and related debt changes; and (7) the tax effect of the above. The pro forma results are not necessarily indicative of results that would have occurred had the combination been effected at the dates indicated nor of future operating results of the combined operations.

3.   Earnings per share
     For the periods June 30, 1996, earnings per share are based on the weighted average number of outstanding common shares and the assumed exercise of dilutive common stock options and warrants less the number of treasury shares assumed to be purchased from the proceeds of the assumed exercise. The number of treasury shares assumed to be purchased from the proceeds is based on the average market price of the Company's common stock for the period in computing primary earnings per share, and is based on the end of period market price of the Company's common stock, if higher than the average market price, in computing fully diluted earnings per share. For the three and six month periods ended June 30, 1996, primary earnings per share were the same as fully diluted earnings per share after rounding to the nearest cent.

                     RIDDELL SPORTS INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)


     For the periods ending June 30, 1997, earnings per share were based on the weighted average number of shares outstanding. Earnings per share were not adjusted for the assumed exercise of common stock options and warrants or the assumed conversion of the Convertible Subordinated Notes issued in November 1996, as the effect of these items would not have been dilutive for the period.

     The Financial Accounting Standards Board has recently issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). This statement simplifies the standards for computing earnings per share, replacing current presentations with a dual presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution while diluted earnings per share is computed similarly to fully diluted earnings per share. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997. If the provisions of SFAS 128 had been applied to the periods presented in this report earnings per share would have been as follows:

                                  Three Months Ended    Six Months Ended
                                         June 30,          June 30,
                                   ----------------     ----------------
                                    1997      1996       1997       1996
                                   -------   ------     -------    ------
   Basic earnings per share        ($0.26)    $0.23     ($0.26)    $0.39
   Diluted earnings per share      ($0.26)    $0.22     ($0.26)    $0.37


4.   Receivables
     Accounts receivable include unbilled shipments of approximately $10,871,000 at June 30, 1997, principally relating to the recently acquired Varsity business. Unbilled shipments at December 31, 1996 were not material. It is the Company's policy to record revenues when the related goods have been shipped. Unbilled shipments represent the receivable for shipments that have not yet been invoiced. These amounts relate principally to partial shipments to customers who are not invoiced until their order is shipped in its entirety or customers with orders containing other terms that require a deferral in the issuance of an invoice. Management believes that substantially all of these unbilled receivables will be invoiced within the current sales season.


5.   Inventories
      Inventories consist of the following:
         (In thousands)          June 30, December 31,
                                   1997      1996
                                ---------  ---------
         Finished goods          $ 13,627  $   6,712
         Work-in-process            2,553      4,345
         Raw materials              7,741      5,349
                                ---------  ---------
                                  $23,921    $16,406
                                =========  =========

6.   Long Term Debt
     In connection with the acquisition of Varsity Spirit Corporation (see note
2) the Company issued $115,000,000 of its 10.5% Senior Notes due 2007 (the "Senior Notes") and has entered into a new credit facility with NBD Bank and NationsBank, N.A.

                     RIDDELL SPORTS INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)



     The Senior Notes contain certain covenants that, among other things, restrict the level of other indebtedness the Company may incur, payments of dividends and certain investments. The Senior Notes also restrict payment of junior indebtedness prior to maturity. The Senior Notes are guaranteed by each of the Company's subsidiaries. The separate financial statements of the guaranteeing subsidiaries are not included because the guaranteeing subsidiaries are jointly and severally liable and because the separate financial statements and other disclosures concerning the guaranteeing subsidiaries are not deemed material to investors by management.

     The new credit facility consists of a five year revolving line of credit in a maximum principal amount not to exceed $40 million through September 30, 1997 and $35 million thereafter. Draws under the line of credit are limited under the terms of the related loan agreement to a percentage of certain receivables and inventory. The outstanding balance of the line accrues interest at the higher of the Bank's prime rate plus a margin of 0.75% or the Federal Funds rate plus 1.25%, or on draws so designated by the Company at a rate of LIBOR plus a margin of 2.25%. The credit facility also calls for a commitment fee equal to an annual rate of 0.5% applied to the unused portion of the line. The margin of the interest rate over the related rates, as well as the commitment fee rate, is subject to quarterly adjustment after June 30, 1998 dependant on certain financial ratios.. The interest rate margin can vary between 0% to 1% over the prime rate, between 0.5% and 1.5% over the Federal Funds rate and between 1.5% to 2.5% over LIBOR and the commitment fee can vary from 0.4% to 0.5%. The credit facility agreement contains certain covenants which, among other things, require the Company to meet certain ratio and net worth tests and restrict the level of other indebtedness the Company may incur, payments of dividends and certain investments. The Company has pledged essentially all of its tangible assets as collateral for the credit facility.

     In connection with these financing transactions, all other long term debt of the Company, exclusive of its $7.5 million of 4.10% Convertible Subordinated Notes, was repaid. Accordingly, at June 30, 1997 long term debt consisted of $115 million 10.5% Senior Notes, $7.5 million 4.10% Convertible Subordinated Notes, and the outstanding balance of $18.4 million under the line of credit.

     In connection with obtaining consents needed for various aspects of the acquisition, the Company amended its 4.10% Convertible Subordinated Note to provide for a reduction from $6.00 to $5.3763 per share in the conversion price.

     The Company incurred debt issue costs of approximately $5.8 million in connection with the Senior Notes and approximately $0.8 million of costs in connection with the new credit facility. These costs will be amortized to interest expense over the life of the related debt. The Company also incurred costs of $3.0 million in connection with a bridge loan commitment needed to complete the acquisition which has been charged to interest expense during the quarter ended June 30, 1997.

                 RIDDELL SPORTS INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)



7.   Litigation matters and contingencies

     Recorded liabilities

     In regards to the product liability and other litigation matters and contingencies discussed below, the Company has recorded certain liabilities. While these amounts are discussed in the remaining sections of this note, a summary of these amounts together with other items comprising the applicable balance sheet line items is as follows:

<CAPTIONS>
                                                             Accrued
   (In thousands)                                          liabilities    Other liabilities
                                                            (Current)       (Non-Current)
                                                          -------------    --------------
   June 30, 1997:
     Product liability matters:
       Future payments on settled cases                   $       1,750    $             -
       Reserves for pending and other contingencies                 600              3,500
                                                          -------------    --------------
            Totals for product liability matters                  2,350              3,500
     Future payments on settled cases,
       non-product liability matters                              2,250                 -
     Other (not related to litigation or contingencies)           5,232               120
                                                          -------------    --------------
                                                          $       9,832    $         3,620
                                                          =============    ==============
   December 31, 1996:
     Product liability matters:
       Future payments on settled cases                   $       1,750    $             -
       Reserves for pending and other contingencies                 500              3,500
                                                          -------------    --------------
            Totals for product liability matters                  2,250              3,500
     Provision relating to fraudulent transfer litigation         1,400
     Other litigation contingency reserves                          400                 -
     Other (not related to litigation or contingencies)           2,690                547
                                                          -------------    --------------
                                                          $       6,740    $         4,047
                                                          =============    ==============

         Product liability:

     At June 30, 1997, a subsidiary of the Company was a defendant in 6 product liability suits relating to personal injuries allegedly related to the use of Riddell helmets. The ultimate outcome of these claims, or potential future claims, cannot presently be determined. The Company estimates that the uninsured portion of future costs and expenses related to these claims, and incurred but not reported claims, will amount to at least $4,100,000 and, accordingly, a reserve in this amount is included in the Condensed Consolidated Balance Sheet at June 30, 1997 as part of accrued liabilities and other liabilities. These reserves are based on estimates of losses and defense costs anticipated to result from such claims, from within a range of potential outcomes, based on available information, including an analysis of historical data such as the rate of occurrence and the settlement amounts of past cases. However, due to the uncertainty involved with estimates actual results have at times varied substantially from earlier estimates and could do

                        RIDDELL SPORTS INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)


so in the future. Accordingly, there can be no assurance that the ultimate costs of such claims will fall within the established reserves.

     The Condensed Consolidated Balance Sheets also include liabilities related to unpaid portions of cases settled in prior periods at June 30, 1997 and December 31, 1996.

     Other contingencies and litigation matters:

     On August 5, 1997 the Company settled an action commenced against it in March, 1995 by the trustee for MacGregor Sporting Goods, Inc. ("Mac I"), which filed for bankruptcy protection in March 1989, and the trustee for MGS Acquisition, Inc. (collectively, the "Trustees"). The settlement agreement (the "Settlement Agreement") was approved by order of the New Jersey Bankruptcy Court (the "Mac Order"), which also dismissed the action with prejudice. The action had sought damages in connection with the Company's acquisitions in 1988 and 1989 of substantially all the assets and businesses of two former second-tier subsidiaries of Mac I on the ground that the Company failed to pay adequate consideration at a time when Mac I was insolvent. The businesses acquired included the Company's core football helmet business, the MacGregor licensing business and the non-football uses of the Riddell trademark.

     Additionally, the Settlement Agreement settles, and the Mac Order dismisses with prejudice, a state law debtor and creditor action initiated against the Company by Innovative Promotions, Inc. and certain other purported unsecured creditors of Mac I making similar allegations.

     The Settlement Agreement also settles claims against the Company brought by the Company's former President. Among other things, the former officer alleged the Company breached its indemnification obligation to him as a former officer and director of the Company.

     Generally, the Settlement Agreement requires the Company to pay an aggregate of $2.3 million, with respect to which the Company had, in prior periods, previously expensed $2.1 million including approximately $0.7 million paid into an escrow fund. Additionally the Company agreed to assign royalties, to the extent paid, of up to $3.0 million, on a present value basis, for up to ten years from its current or any future "Riddell" footwear licensee. Provisions for the amounts to be paid in connection with the settlement are included in accrued expenses as of June 30, 1997, and are included in the caption "Future payments on settled cases, non-product liability matters" in the tabulation included at the beginning of this footnote.

     In addition to the matters discussed in the preceding paragraphs, the Company has certain other claims or potential claims against it that may arise in the normal course of business, including without limitation claims relating to employment related matters. Management believes that the probable resolution of such matters will not materially affect the financial position or results of operations of the Company.
                                       12

                    RIDDELL SPORTS INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)


8.   Shareholders equity

     In June 1997, the Company sold 986,169 shares of its Common Stock to certain key employees of Varsity at $4.50 per share for an aggregate, net of related costs, of approximately $4.3 million pursuant to Stock Purchase Agreements dated May 15, 1997.

     The Company also has issued, or has agreed to issue, options for the purchase 950,000 shares of its Common Stock to Varsity employees. Included in this amount are 450,000 options to certain key employees of Varsity which vest immediately and which have an option price of $3.80 pursuant to certain agreements entered into in May 1997. A value of $559,000 has been ascribed to these options and has been charged against operations for the quarter ended June 30, 1997 and credited to additional paid in capital. The remaining 500,000 options were issued to a broad group of Varsity employees at market prices.


9.   Supplemental cash flow information

     In June 1997, in connection with the acquisition of Varsity Spirit Corporation, the Company assumed liabilities of approximately $22,959,000. In June 1997, the Company credited additional paid in capital for $559,000 relating to value ascribed to certain stock options (see Note 8). Cash paid for interest was $4,737,000 (including $3.0 million relating to certain bridge financing commitment fees - see Note 6) and $1,343,000 for the six month periods ended June 30, 1997 and 1996, respectively. Income tax payments, or refunds, were not significant for the periods ended June 30, 1997 and 1996.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

The following table sets forth selected operating data as a percentage of net revenues:

                            Three months ended    Six months ended
                                 June 30,            June 30,
                              ---------------     ----------------
                                1997    1996        1997     1996
                               -------  -------     -------  ------
   Net revenues:
     Net sales  . . . . . . .     97.1%   96.5%       97.0%    96.2%
     Royalty income . . . . .      2.9     3.5         3.0      3.8
                               -------  -------     -------  ------
     Total net revenues . . .    100.0   100.0       100.0    100.0
   Gross profit . . . . . . .     45.1    49.1        45.3     48.8
   Selling, general and
      administrative expenses     35.4    33.4        36.7     34.3
   Product liability expense       2.2     3.1         2.6      3.2
   Income from operations . .      7.5    12.6         5.9     11.4
   Interest expense . . . . .     14.8     3.5        10.4      3.4
   Income (loss) before taxes     (7.3)    9.1        (4.5)     8.0
   Net income (loss)  . . . .     (7.3)    8.7        (4.5)     7.6


Overview:
     On June 19, 1997 the Company substantially completed its acquisition of Varsity Spirit Corporation ("Varsity"). Varsity designs and markets cheerleader, dance team, and booster club uniforms for sale to the school spirit industry. Varsity also operates high school and college cheerleader and dance team camps. On a pro forma basis, revenue for the Company combined with Varsity for 1996 would have been $160.8 million, more that twice the Company's
historical stand alone revenues.   In transactions related to the acquisition,
the Company issued $115 million of 10.5% Senior Notes, entered into a new working capital credit facility and repaid certain other long term debt. These transactions have had a significant impact on the Company's operating results. During the second quarter the Company also settled certain litigation matters (unrelated to product liability) which had been ongoing for several years. Resolution of these matters will soon result in a curtailment of the related high levels of legal expenses which the Company had been experiencing.

     The effect of these factors are further described in the following discussion of operating results by line item, together with other matters having a significant effect on the Company's results of operations.


     Revenues

     Total revenues for the three months ended June 30, 1997 increased by 33% or $7.1 million to $28.7 million from $21.6 million for the three months ended June 30, 1996. For the six month period ended June 30, 1997 total revenues increased by 14% or $5.8 million to $47.3 million from $41.5 million for the six months ended June 30, 1996. These increases include revenues from the recently acquired Varsity operation of $6.5 million for the period from the acquisition date through June 30, 1997.
 Revenues from the Company's historical operations, excluding the Varsity operations, increased 3% or $0.6 million in the second quarter of 1997 and decreased 2% or $0.7 million for the six month period of 1997 in relation to the comparable periods of 1996.

     Excluding the recently acquired Varsity operations, net sales of the Company's lines of sports products and services increased by 2% or $0.5 million for the second quarter of 1997 to $21.3 million from $20.8 million for the three months ended June 30, 1996. For the first half of 1997, net sales of these product lines decreased 1%, or $0.5 million to $39.3 million from $39.8 million in the comparable period of 1996. The Company experienced gains in sales of athletic products and services sold directly to schools and other institutional customers. For the six month period this gain was offset by a decline in sales of sports collectible products sold to retailers in the first quarter, although sales of these products were up in the second quarter. The Company also experienced a decrease in sales of athletic youth football products sold through recreational dealers and, to a lessor extent, products sold internationally. The Company plans to roll out a new strategy for sales of its youth football products at its annual sales meeting in September.

     Sales of athletic products and services sold to schools and other institutions increased approximately $0.6 million or 4% in comparison to the second quarter of 1996, and for the six month period increased $2.5 million or 9% in comparison to 1996 levels. The Company benefitted from initial sales of its newly introduced line of athletic practice clothing. Within this business unit, the Company also continued to experience volume gains in most of its core product lines and reconditioning services as well as its newer line of baseball products which was introduced last year.

     Sales of sports collectible products sold to retailers during the second quarter increased by 12% or $0.5 million. This increase was due in part to initial sales of new products which started to become available for volume shipment during the quarter. These new products include a line of miniature baseball helmets bearing major league baseball logos, and a line of miniature collectibles based on the Star Wars Trilogy, which are the first line of retail products sold by the Company that are not associated with sports. Sales of sports collectible products remained down for the year to date period with a decrease of 17% or $1.4 million from the comparable period of 1996 as a result of the shortfall in the first quarter of 1997. The Company believes that the decline is principally due to the trade adjusting its inventory intake based on the Company's improved order fulfillment record and to the timing of new product introductions.

     Royalty income from trademark licensing for the second quarter of 1997 increased by 9% or $0.1 million to $0.8 million, and for the 1997 six month period decreased by 10% or $0.2 million. This decrease was attributable to a decline in royalties from the licensing of the MacGregor trademark which decreased $0.2 million for the first half of 1997 and which was relatively flat for the quarter. Revenue from licensing of the Riddell trademark showed moderate increases of $90,000 for the quarter and $50,000 for the year to date period due to increased royalties from the Company's Riddell footwear licensee. As discussed elsewhere in this report, the Company has assigned certain future royalties from this licensee to other parties as part of a settlement of certain claims against the Company. Accordingly, no further royalty income can be expected from this license for up to ten years. The Company has recently awarded new licenses for use of the Riddell trademark on socks and certain sports apparel.

     On a pro forma basis, combined revenues of the Company and Varsity for the six month period of 1997 were approximately $83.1 million, an increase of $5.5 million over combined revenues for the comparable 1996 period.

     Gross Profit

     Gross profit for the three months ended June 30, 1997 increased by 22% or $2.3 million and for the six month period increased by 6% or $1.2 million over the comparable periods of 1996. These increases were due to the inclusion of gross profits from the recently acquired Varsity operation of $2.6 million during the second quarter of 1997. Gross margins were also impacted by the changes in royalty income from trademark licensing discussed above. While trademark licensing does have certain costs included in selling, general and administrative expenses, there are no related costs which are deducted in arriving at gross profit.

     Excluding the recently acquired Varsity operations, gross profit from sales of the Company's sports products and services decreased by 3% or $0.3 million for the second quarter of 1997 to $9.5 million from $9.8 million for quarter ended June 30, 1996, which was the strongest quarter in 1996. For the six month period ended June 30, 1997 these gross profits decreased by 7% or $1.2 million to $17.5 million from $18.7 million for the comparable period of
1996.   Related gross margin rates decreased to 44.6% of sales for the second quarter from 47.2% of sales for the second quarter of 1996. For the six month period gross profit margin rates decreased to 44.3% of sales in 1997 compared to 46.8% of sales in the comparable 1996 period. The decrease in gross margin rates was due to several factors. The overall decline in sales, for the six month period, discussed above impacted gross margin rates through decreased efficiencies arising from lower utilization of fixed costs. Sales of practice wear, which increased during the quarter as discussed above, diluted gross margins as expected since margins on practice wear normally carry a lower margin than the Company's historical product lines. However, practice wear margins were particularly weak during the period due to start up costs of related screen printing operations.

     On a pro forma basis, combined gross profits of the Company and Varsity for the six month period of 1997 were approximately $34.8 million. This amount was impacted by approximately $1.1 million of charges related to certain changes in estimates included in Varsity's preacquisition results for the second quarter, $0.8 million of which related to adjustments of inventory reserves and $0.3 of which related to the timing of certain expenses between interim periods.


     Selling, General and Administrative Expenses

     Total selling, general and administrative expenses increased by 41% or $3.0 million for the second quarter and increased by 22% or $3.2 million for the six months period. These increases include selling, general and administrative expenses from the recently acquired Varsity operations of $1.5 million for the period from the acquisition date through June 30, 1997. Selling, general and administrative expenses from the Company's historical operations, excluding Varsity, increased 20% or $1.4 million in the second quarter of 1997 and increased 12% or $1.7 million for the six month period of 1997 in relation to the comparable periods of 1996. The increase in expenses can be attributed to legal expenses related to various litigation matters (exclusive of product liability litigation) that have recently been resolved as discussed elsewhere in this report. Total litigation expense related to these litigation matters amounted to $2.6 million for the first half of 1997. As these litigation matters have recently been resolved, the Company believes that the related legal expenditures will be sharply curtailed, resulting in a significant improvement in expense levels in future periods.

     On a pro forma basis, combined selling, general and administrative expenses of the Company and Varsity for the six month period of 1997 were approximately $34.2 million. This amount includes several unusual charges included in Varsity's preacquisition results for the second quarter, including a non-cash charge of $0.6 million relating to in-the-money Riddell stock options contractually granted to certain Varsity employees and approximately $1.9 million of adjustments related to certain changes in estimates, $0.4 million of which related to adjustments of receivable reserves and $1.5 of which related to the timing of certain expenses between interim periods. Pro forma selling, general and administrative expenses also include a $0.6 million net expense increase for incremental expenses arising from the acquisition (principally amortization of goodwill) that are anticipated to impact the Company on an ongoing basis. Varsity's results for the pre-acquisition period had also included $4.9 million of one time charges, directly related to the acquisition, for costs of redeeming Varsity's employee stock options and a change in control payment; however, pro forma results include an adjustment for the elimination of these costs.


     Interest Expense

     Interest expense increased by $3.4 million for the second quarter, and $3.5 million for the six month period, in relation to the comparable periods of 1996. Interest expense for the period included a $3.0 one time charge relating to a commitment for bridge financing that had been obtained as part of the transactions surrounding the Varsity acquisition. Interest in future periods will be substantially higher than the Company's historical interest expense due to additional debt incurred to finance the acquisition as further discussed below.


CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION:

     Seasonality

     The Company has historically sold a portion of its competitive football products and reconditioning services on dated payment terms to its customers
(primarily high schools and colleges).   Accordingly, trade receivables
increase throughout the year as sales are made on these dated payment terms. The increase in trade receivables continues throughout an annual cycle until reduced at the end of the cycle as the dated receivables become due, generally in the following July to October period. In order to finance the resulting receivable levels, the Company has maintained a revolving line of credit. The outstanding balance on the revolving line of credit generally follows the seasonal receivable cycle described above, increasing as the level of receivables increase until the midsummer of each year when collections of the dated receivables are used to reduce the outstanding balance on the line.

     The recently acquired operations of Varsity follow a similar pattern. Varsity's slow season runs from the fourth quarter through late in the first quarter, a period in which Varsity generates only nominal revenues while incurring expenditures in preparation for its approaching business season. Working capital demand reaches a peak at the end of the first calendar quarter and continues through the second quarter, a time period when Varsity has historically incurred seasonal borrowings. Varsity had historically repaid these borrowings by early in the third quarter as its collections begin to pick up in June with camp revenues and continue at a seasonally high level through the fall of each year as many its receivables are collected from the sale of uniforms and related goods.

     The Company expects that its new debt structure will impact the seasonality of its working capital demands as the semi-annual interest payments on the $115 million of 10.5% Senior Notes come due each January and July.

     The Company has entered into a credit facility, maturing in 2002, which provides for seasonal borrowings under a revolving line of credit of up to $40 million though September 1997 and up to $35 million thereafter, dependant on
certain levels of receivables and inventory.   Borrowings under this credit
facility amounting to $18.4 million were included in long term debt at June 30, 1997. The Company believes that funds available under this line of credit together with anticipated operating cash flow will be sufficient to meet the company's capital needs over the next year.


     Changes in debt structure

     In order to finance the Varsity acquisition, the Company issued $115 million of 10.5% Senior Notes due 2007 and has entered into the new credit facility with its bankers for a five year revolving line of credit. See Note 6 of Notes to Condensed Consolidated Financial Statements.

     Overall, the costs of the acquisition, the financing and related transactions used approximately $101 million of cash from the Company and Varsity, net of $4.4 of gross proceeds from stock issued to certain key employees of Varsity. The remaining $14 million proceeds from the issuance of the $115 million Senior Notes, together with draws under the revolving line of credit, were used to refinance and reduce Riddell and Varsity's existing lines of credit and certain other indebtedness. In conjunction with the entry into the new credit facility the Company repaid all of its preexisting long term debt, except for its $7.5 million of 4.10% Convertible Subordinated Notes. The preexisting debt of the Company repaid included a $5 million term note with interest at prime plus 0.5%, $439,000 of 8% subordinated notes due to certain shareholders and approximately $150,000 of other notes payable which had been discounted at 6%.

     The Company incurred debt issue costs of approximately $5.8 million in connection with the Senior Notes and approximately $0.8 million of costs in connection with the new credit facility. These costs will be amortized to interest expense over the life of the related debt. The Company also incurred costs of $3.0 million in connection with a bridge loan commitment needed to complete the acquisition which has been charged to interest expense during the quarter ended June 30, 1997.

Part II.    OTHER INFORMATION

Item 1.   Legal Proceedings

Mac I Fraudulent Transfer Action and Certain Other Actions

     On August 5, 1997, the Company settled an action commenced against it in March 1995 by the trustee for MacGregor Sporting Goods, Inc. ("Mac I") and the trustee for MGS Acquisition, Inc. (collectively, the "Trustees") (Bruce Levitt, Bankruptcy trustee for MacGregor Sporting Goods, Inc., now known as M. Holdings, Inc., Paul Swanson, Bankruptcy Trustee for MGS Acquisition, Inc., v. Riddell Sports Inc. et al., No. 95-2261 (RG) (Bankr. D.N.J.)) (the "Levitt Action"). The settlement agreement (the "Settlement Agreement") was approved by order of the New Jersey Bankruptcy Court (the "Mac Order"), which also dismissed the action with prejudice.

     The action sought monetary damages and/or the rescission of Riddell's acquisitions (the "MacGregor Acquisitions") in 1988 and 1989 of substantially all the assets and businesses of two former, second-tier subsidiaries of Mac I, including among other things, the football protective division, the MacGregor licensing business and the non-football uses of the Riddell trademark for, among other claims, alleged failure to pay fair consideration at a time when Mac I was insolvent or as a result of which Mac I became insolvent or undercapitalized. The complaint sought monetary damages in an unspecified amount plus interest and/or rescission in connection with the MacGregor Acquisitions. In addition to seeking monetary damages and/or rescission from Riddell, the complaint sought to void the liens of NBD Bank (the Company's then principal lender) in the property at issue.

     The terms of the Settlement Agreement are described below under, "Legal Proceedings--Terms of Settlement Agreement."

     The Settlement Agreement also settles, and the Mac Order dismisses with prejudice, the claims made against Riddell in a state law debtor and creditor action initiated against Riddell by Innovative Promotions, Inc. and certain other purported unsecured creditors of Mac I based on substantially the same claims as were made in the Trustees' actions in the New Jersey Bankruptcy Court. This action was removed to the New Jersey Bankruptcy Court (Innovative Promotions, Inc. et al. v. Riddell Sports Inc. et al. (In re MacGregor Sporting Goods, Inc.), Adv. Proc. No. 94-2656 (RG)) (the "Innovative Action"). The plaintiffs in the Innovative Action sought rescission of, and/or monetary damages in excess of $22 million exclusive of interest relating to the MacGregor Acquisitions for alleged failure to pay fair consideration at a time when Mac I was insolvent, or as a result of which Mac I became insolvent or
undercapitalized.   In June 1995, the Trustees action intervened as plaintiffs in the Innovative Action purportedly to preserve their rights in the event they lost the Levitt Action.

     The Settlement Agreement also settles, and the Mac Order also dismisses with prejudice, counterclaims and other claims against Riddell and two of its officers and directors and Riddell's footwear licensee brought by Riddel's former President, Brooks. The action is captioned Riddell Sports Inc. v. Frederic H. Brooks (D.C., SDNY), 92 Civ. 7851 (JGK) (the "Brooks Action"). Brooks generally alleged that Riddell breached its indemnification obligations to him as a former officer and director of Riddell and sought damages in excess of $3.9 million, plus future attorney's fees and interest. Brooks also sought compensatory and punitive damages combined of at least $15 million for alleged tortious interference with prospective advantage, prima facie tort and other things against Riddell, two of its officers and directors and an entity controlled by them. Riddell had agreed to indemnify the footwear licensee and certain of its affiliates in connection Brooks' claims against them.

     The Settlement Agreement also settles, and the Mac Order dismisses with prejudice, certain claims brought against Riddell by Brooks in the Levitt Action.

Terms of the Settlement Agreement

     Generally, the Settlement Agreement releases Riddell and its affiliates from all claims in the Levitt Action, Innovative Action and the Brooks Action and requires Riddell to pay an aggregate of $2.3 million, with respect to which Riddell previously reserved $1.4 million and Riddell previously escrowed and expensed approximately $0.7 million. Pursuant to the Settlement Agreement, generally, the Company will assign to the Levitt Trustees (or any successor trustee or other person approved by the New Jersey Bankruptcy Court) and to Brooks royalties, to the extent paid, of up to $3.0 million, on a present value basis, over ten years from its present or any future "Riddell" footwear licensee. Pursuant to the Settlement Agreement, Riddell also entered into a new license agreement with its current footwear licensee on substantially the same terms as its existing license.

Employee Litigation

     From time to time Riddell is party to employee litigation claims including, without limitation, workers' compensation and wrongful termination claims.

     In June 1995, a subsidiary of the Company was served with a complaint entitled, Beverly A. Eichler v. Riddell, Inc. (D. Ct, N.D. III., E. Div.), No. 95-C-3782. The complaint, brought by a former employee of one of Riddell's subsidiaries who was terminated in December 1993, alleged sex and age discrimination and sought past and future wages and punitive damages in an undisclosed amount. In early 1997, a jury awarded Ms. Eichler damages in the amount of $59,000 and the court assessed front-pay damages of $420,000. Plaintiff filed a motion for her attorney's fees and expenses in the amount of $386,000. In July 1997, the Company settled this action for less than the total of (I) damages previously awarded and assessed and (ii) plaintiff's attorneys' fees and expenses.

Other

     The Company is also a defendant in certain product liability proceedings. See Note 7 of "Notes to Condensed Consolidated Financial Statements".


Item 2.  Changes in Securities
     None


Item 3.  Defaults upon Senior Securities
     None

Item 4.  Submission of Matters to a Vote of Security Holders

     On June 24, 1997 the Company held its Annual Meeting of Stockholders. At the Meeting the stockholders elected the following individuals to serve as members of the Board of Directors until the next annual meeting of stockholders or until their earlier removal or resignation:

                                                                     Broker
                                  For        Against  Abstentions   Non Votes
                              ----------     -------    ---------   ---------

   Don R. Kornstein            7,121,546      35,951         none        none
   David Mauer                 7,121,927      35,570         none        none
   John McConnaughy, Jr.       6,891,065     266,432         none        none
   Robert E. Nederlander       7,121,877      35,620         none        none
   Glenn E. "Bo" Schembechler  7,121,377      36,120         none        none
   Leonard Toboroff            6,890,264     267,233         none        none


   The Stockholders also voted to amend the Company's 1991 Stock Option Plan to eliminate fixed grants of options to certain members of the Board of Directors. The voting for this proposition was 6,428,357 in favor; 413,569 against; 1,572 abstentions and 313,999 broker nonvotes.

   The stockholders also voted to adopt the Company's 1997 Stock Option Plan , increasing the number of shares of Common Stock available for grant of options by 1,500,000. The voting for this proposition was 4,257,126 in favor; 518,897; against 15,327 abstentions and 2,366,147 broker nonvotes.

   The stockholders also voted to ratify the appointment of Grant Thornton as its independent certified public accounts for the year ending December 31, 1997. The voting for this proposition was 7,147,302 in favor; 7,707 against; 2,488 abstentions and no broker nonvotes.



Item 5.  Other Information


RECENT DEVELOPMENTS

Acquisition of Varsity Spirit Corporation and Financing

   On July 25, 1997, the Company completed the acquisition of Varsity Spirit Corporation, ("Varsity"). Varsity is a leading provider of products and services to the school spirit industry. Varsity designs and markets cheerleader, dance team and booster club uniforms and accessories and is one of the nation's leading operators of youth, junior high, high school and college cheerleader and dance team camps, clinics and competitions. Pursuant to the acquisition, on May 5, 1997, the Company, Cheer Acquisition Corp., a wholly owned subsidiary of Riddell and a Tennessee corporation ("Merger Sub" or "Cheer"), and Varsity entered into a Merger Agreement pursuant to which Merger Sub offered to purchase all outstanding shares of Common Stock, par value $0.01 per share, of Varsity (the "Shares") at $18.90 per share, net to the seller in cash. Pursuant to a shareholders agreement (the "Shareholders Agreement"), dated as of May 5, 1997, by and among Riddell, Merger Sub and certain shareholders of Varsity, such shareholders tendered 1,738,530 Shares representing approximately 38% of the outstanding Shares of Varsity in accordance with the terms and conditions of the Varsity tender offer. On June 19, 1997 Merger Sub completed the Varsity tender offer and purchased a total of 4,511,415 Varsity shares, or approximately 98.5% of Varsity's then outstanding shares. In addition, each outstanding option to purchase Shares of Varsity Common Stock, was surrendered and canceled in exchange for a cash payment equal to the number of Shares underlying such option, multiplied by $18.90, less the aggregate exercise price of such option.

   Pursuant to stock purchase agreements (the "Stock Purchase Agreements"), dated as of May 5, 1997, by and among Riddell, Merger Sub and certain shareholders of Varsity (the "Shareholders"), within five business days following the consummation of the Varsity tender offer, the Shareholders purchased approximately 986,000 shares of Riddell common stock for approximately $4.4 million, representing approximately 10.9% of Riddell's shares then outstanding after giving effect to such purchase. Pursuant to the Merger Agreement on July 25, 1997, Merger Sub was merged with and into Varsity, and Varsity survived the merger. Upon consummation of the Merger, each remaining Share then outstanding (other than Shares held in the treasury of Varsity, Shares held by the Company, Merger Sub or any other wholly owned subsidiary of the Company) was converted into the right to receive $18.90 in cash.

   In order to finance the Varsity acquisition, the Company issued $115 million of its 10.5% Senior Notes due 2007 and has entered into a new Credit Facility with NBD Bank and NationsBank, N.A. consisting of a five year revolving credit and working capital facility in a maximum principal amount not to exceed $40 million through September 30, 1997 and $35 million thereafter. See "Management's Discussion and Analysis--Liquidity and Capital Resources."


Litigation Settlement

   On August 5, 1997 the Company settled an action commenced against it in March, 1995 by the trustee for MacGregor Sporting Goods, Inc. ("Mac I"), which filed for bankruptcy protection in March 1989, and the trustee for MGS Acquisition, Inc. (collectively, the "Trustees"). The settlement agreement (the "Settlement Agreement") was approved by order of the New Jersey Bankruptcy Court (the "Mac Order"), which also dismissed the action with prejudice. The action sought monetary damages in an unspecified amount plus interest and/or rescission in connection with Riddell's acquisitions in 1988 and 1989 of substantially all the assets and businesses of two former second-tier subsidiaries of Mac I on the ground that Riddell failed to pay adequate consideration at a time when Mac I was insolvent. The businesses acquired included the core football helmet business, the MacGregor licensing business and the non-football uses of the Riddell trademark.

   Additionally, the Settlement Agreement settles, and the Mac Order dismisses with prejudice, a state law debtor and creditor action initiated against Riddell by Innovative Promotions, Inc. and certain other purported unsecured creditors of Mac I making similar allegations and seeking rescission of, and/or monetary damages in excess of $22 million, exclusive of interest.

   The Settlement Agreement also settles claims against Riddell, certain of its subsidiaries and two of its officers and directors and Riddell's footwear licensee brought by Riddell's former President, Frederic Brooks. Among other things, Mr. Brooks alleged Riddell breached its indemnification obligation to him as a former officer and director of Riddell and sought damages in excess of $3.9 million plus future attorneys fees and interest. Mr. Brooks also sought combined compensatory and punitive damages of at least $15 million.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibit index:

          11   Computation of Earnings Per Share

          27 Financial Data Schedule (submitted in electronic form to SEC only)


    (b)   Reports on Form 8-K

          The Company filed a Form 8-K filed May 9, 1997, reporting under Item 5 that the Company had entered into a merger agreement with Varsity Spirit Corporation and was offering to acquire its Common Stock.

          The Company filed a Form 8-K dated June 6, 1997, reporting under Item 5 that the Company had entered into a Memorandum of Understanding to settle certain litigation pending against the Company and certain of its subsidiaries and two of its officers and directors.

          The Company filed a Form 8-K dated June 19, 1997, reporting under
   Item 2 that the Company had completed its tender offer to acquire the Common Stock of Varsity Spirit Corporation, and reporting financial information related to the acquisition under Item 7.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        RIDDELL SPORTS INC.


     Date:     August 14, 1997          By   /s/ DAVID MAUER
                                            ----------------------
                                             David Mauer
                                             President and
                                             Chief Executive Officer




     Date:     August 14, 1997          By   /s/ LAWRENCE F. SIMON
                                            ----------------------
                                             Lawrence F. Simon
                                             Senior Vice President
                                             (Principal Accounting Officer)