Form 10-Q
period 1997-09-30
RIDDELL SPORTS INC
filed 1997-11-14
CIK 874786

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes[ X ]      No [   ]


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                9,059,779 Common Shares as of November 13, 1997

                              RIDDELL SPORTS INC.

                                     INDEX


                                                                          Page

     Form 10-Q  Cover Page  . . . . . . . . . . . . . . . . . . . . . . .   1
     Form 10-Q  Index . . . . . . . . . . . . . . . . . . . . . . . . . .   2
     Part I.  Financial Information:
       Item 1.   Financial Statements:
                Condensed Consolidated Balance Sheets . . . . . . . . . .   3
                Condensed Consolidated Statements of Operations . . . . .   4
                Condensed Consolidated Statements of Shareholders' Equity   5
                Condensed Consolidated Statements of Cash Flows . . . . .   6
                Notes to Condensed Consolidated Financial Statements  . .   7
       Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations  . . . . . .  14
     Part II.   Other Information:
       Item 1.  Legal Proceedings   . . . . . . . . . . . . . . . . . . .  19
       Item 2.  Changes in Securities   . . . . . . . . . . . . . . . . .  19
       Item 3.  Defaults upon Senior Securities   . . . . . . . . . . . .  19
       Item 4.  Submission of Matters to a Vote of Security Holders   . .  19
       Item 5.  Other Information:
                   Recent events  . . . . . . . . . . . . . . . . . . . .  19
       Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . .  21
     Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21




     This Report contains certain statements which may be "forward looking" statements under the federal securities laws that are based on the beliefs of management as well as assumptions made by and information currently available to management. Forward looking statements contain risks and uncertainties as are described in reports and other documents filed by the Company from time to time. Such uncertainties include, without limitation, (i) difficulties in the marketing of the Company's products through new channels; (ii) actions by competitors, including new product offerings, marketing and promotional success, and a willingness to cut prices; (iii) changes in the patterns and trends of sales and customer orders; (iv) difficulties in integrating the business and operations of Varsity Spirit Corporation, the Company's newly acquired subsidiary, including activities of the Varsity sales force to implement cross-selling opportunities; (v) the effects of general economic conditions and (vi) future litigation.

Part 1.    FINANCIAL INFORMATION; Item 1.  FINANCIAL STATEMENTS

<CAPTIONS>

                                                 RIDDELL SPORTS INC. AND SUBSIDIARIES
                                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                                            (In thousands)
                                                                           September 30,     December 31,
                                                                                 1997             1996
                                                                               ----------     ------------
                                                                ASSETS
Current assets:
  Cash      . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $1,724           $  357
  Accounts receivable, trade, less allowance for doubtful
    accounts ($821 and $513 respectively) (Note 4)  . . . . . . . . . . .           43,929           15,145
  Inventories (Note 5)  . . . . . . . . . . . . . . . . . . . . . . . . .           21,074           16,406
  Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . .            4,461            4,835
  Other receivables   . . . . . . . . . . . . . . . . . . . . . . . . . .            1,739              159
  Deferred taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,652            1,820
                                                                                 ----------     ------------
    Total current assets  . . . . . . . . . . . . . . . . . . . . . . . .           75,579           38,722

Property, plant and equipment, less accumulated
  depreciation ($4,649 and $3,819 respectively)   . . . . . . . . . . . .            7,337            3,507
Intangibles and deferred charges, less accumulated
  amortization ($12,157 and $10,159 respectively)   . . . . . . . . . . .          113,353           34,067
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              605               65
                                                                                 ----------     ------------
                                                                                 $ 196,874        $  76,361
                                                                                 ==========     ============

                                                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt (Note 6)  . . . . . . . . . . . . . .     $         -        $    1,158
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . .           12,866            4,867
  Accrued liabilities   . . . . . . . . . . . . . . . . . . . . . . . . .           10,789            6,740
  Customer deposits   . . . . . . . . . . . . . . . . . . . . . . . . . .            2,712              -
                                                                                 ----------     ------------
           Total current liabilities  . . . . . . . . . . . . . . . . . .           26,367           12,765
Long-term debt, less current portion (Note 6):
  Shareholders and related parties  . . . . . . . . . . . . . . . . . . .               -               439
  Other     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          129,100           29,545
                                                                                 ----------     ------------
                                                                                   129,100           29,984

Deferred taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,897            1,820
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .            3,120            4,047
Contingent liabilities (Note 7) . . . . . . . . . . . . . . . . . . . . .               -                -
Shareholders' equity (Note 8):
  Preferred stock
  Common stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               91               81
  Additional paid in capital  . . . . . . . . . . . . . . . . . . . . . .           36,340           31,457
  Accumulated deficit   . . . . . . . . . . . . . . . . . . . . . . . . .              (41)          (3,793)
                                                                                 ----------     ------------
                                                                                    36,390           27,745
                                                                                 ----------     ------------
                                                                                 $ 196,874        $  76,361
                                                                                 ==========     ============

                                       See notes to condensed consolidated financial statements.

<CAPTIONS>
                                                 RIDDELL SPORTS INC. AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (In thousands, except per share amounts)


                                            Three Months Ended                     Nine Months Ended
                                               September 30,                         September 30,
                                    ----------------------------------      --------------------------------
                                          1997               1996               1997               1996
                                       -----------         ----------        ----------        ----------
Net revenues:
       Net sales  . . . . . . . . .        $62,437            $17,782          $108,277            $57,663
       Royalty income   . . . . . .            537                555             1,948              2,130
                                       -----------         ----------        ----------         ----------
                                            62,974             18,337           110,225             59,793
Cost of sales . . . . . . . . . . .         38,278             10,100            64,123             31,316

                                       -----------         ----------        ----------         ----------
Gross profit  . . . . . . . . . . .         24,696              8,237            46,102             28,477
Selling, general and
  administrative expenses . . . . .         14,426              5,783            31,789             19,985
Product liability . . . . . . . . .            625                664             1,875              1,992
                                       -----------         ----------        ----------         ----------

Income from operations  . . . . . .          9,645              1,790            12,438              6,500
Interest expense (Note 6) . . . . .          3,631                785             8,536              2,176
                                       -----------         ----------        ----------         ----------
Income before taxes . . . . . . . .          6,014              1,005             3,902              4,324
Income taxes  . . . . . . . . . . .            150                 40              150                 190
                                       -----------         ----------        ----------         ----------
Net income  . . . . . . . . . . . .         $5,864              $ 965            $3,752            $ 4,134
                                       ===========         ==========        ==========         ==========


Net earnings per share (Note 3) . .          $0.54            $  0.11           $  0.42             $ 0.48
                                       ===========         ==========        ==========         ==========
Weighted average number common
  and common equivalent
  shares outstanding  . . . . . . .         11,069              8,568             9,094              8,548
                                       ===========         ==========        ==========         ==========

                                       See notes to condensed consolidated financial statements.

<CAPTIONS>
                                                 RIDDELL SPORTS INC. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                            (In thousands)

                                                                                 Retained
                                           Common Stock        Additional        earnings           Total
                                      --------------------       paid in       (Accumulated     Shareholders'
                                      Shares        Amount       capital          deficit)         equity
                                      ---------     ------    --------------  --------------    --------------
For the Nine months ended September 30, 1996:

  Balance, January 1, 1996    . . .       8,068        $81           $31,457         ($6,636)          $24,902

    Net income for the period   . .                                                    4,134             4,134
                                      ---------     ------    --------------  --------------    --------------
  Balance, September 30, 1996   . .       8,068        $81           $31,457         $(2,502)         $ 29,036
                                      =========     ======    ==============  ==============    ==============

For the Nine months ended September 30, 1997 (Note 8):

  Balance, January 1, 1997  . . . .       8,068        $81           $31,457          (3,793)           27,745
    Options granted   . . . . . . .                                      559                               559
    Issuance of common stock upon
       exercise of stock options  .           6                           14                                14
    Sale of common stock,
       net of costs . . . . . . . .         986         10             4,310                             4,320
  Net income for the period   . . .                                                    3,752             3,752
                                      ---------     ------    --------------  --------------    --------------
  Balance, September 30, 1997   . .       9,060        $91           $36,340            ($41)          $36,390
                                      =========     ======    ==============  ==============    ==============






                                       See notes to condensed consolidated financial statements.

<CAPTIONS>
                         RIDDELL SPORTS INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                             Nine  Months Ended September  30,
                                                            -----------------------------------
                                                                     1997                1996
                                                                  -----------       -----------
Cash flows from operating activities:
    Net income  . . . . . . . . . . . . . . . . . . . . . .           $3,752             $4,134
    Adjustments to reconcile net income to net
     cash used in operating activities:
      Depreciation and amortization:
        Amortization of debt issue costs  . . . . . . . . .              292                 -
        Other depreciation and amortization   . . . . . . .            2,536              1,648
      Stock options issued  . . . . . . . . . . . . . . . .              559                 -
      Provision for losses on accounts receivable . . . . .              277                386
      Deferred taxes  . . . . . . . . . . . . . . . . . . .              150                190
      Changes in assets and liabilities (net
        of effects from acquisitions):
        (Increase) decrease in:
          Accounts receivable, trade  . . . . . . . . . . .          (10,989)            (9,229)
          Inventories   . . . . . . . . . . . . . . . . . .            4,392               (841)
          Prepaid expenses  . . . . . . . . . . . . . . . .            4,643              2,793
          Other receivables   . . . . . . . . . . . . . . .              797                169
          Other assets  . . . . . . . . . . . . . . . . . .               38                 -
        Increase (decrease) in:
          Accounts payable  . . . . . . . . . . . . . . . .              480               (983)
          Accrued liabilities   . . . . . . . . . . . . . .             (321)            (2,894)
          Customer deposits   . . . . . . . . . . . . . . .           (7,984)                -
          Other liabilities   . . . . . . . . . . . . . . .             (927)              (457)
                                                                  -----------       -----------
              Net cash used in operating activities   . . .           (2,305)            (5,084)
                                                                  -----------       -----------
Cash flows from investing activities:
    Capital expenditures  . . . . . . . . . . . . . . . . .             (735)              (831)
    Acquisition of Varsity Spirit Corporation   . . . . . .          (91,245)                -
                                                                  -----------       -----------
              Net cash used in investing activities   . . .          (91,980)              (831)
                                                                  -----------       -----------
Cash flows from financing activities:
    Net borrowings under line-of-credit agreement   . . . .          (11,290)             6,089
    Proceeds from issuance of long-term debt  . . . . . . .          115,000                 -
    Debt issue costs  . . . . . . . . . . . . . . . . . . .           (6,640)                -
    Principal payments on long-term debt:
      Shareholders  . . . . . . . . . . . . . . . . . . . .             (439)                -
      Banks and other . . . . . . . . . . . . . . . . . . .           (5,313)              (142)
    Proceeds from issuance of common stock  . . . . . . . .            4,334                 -
                                                                  -----------       -----------
              Net cash provided by financing activities   .           95,652              5,947
                                                                  -----------       -----------
Net increase in cash (Note 9) . . . . . . . . . . . . . . .            1,367                 32
Cash, beginning . . . . . . . . . . . . . . . . . . . . . .              357                615
                                                                  -----------       -----------
Cash, ending  . . . . . . . . . . . . . . . . . . . . . . .           $1,724               $647
                                                                  ===========       ===========

                                       See notes to condensed consolidated financial statements.

                      RIDDELL SPORTS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of presentation
     The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. These statements are unaudited, and in the opinion of management include all adjustments (consisting only of normal recurring adjustments except as discussed below under Note 2 - Acquisitions, Note 6 - Long Term Debt and Note 8 - Shareholders' equity) necessary for fair presentation of the Company's consolidated financial position and the consolidated results of its operations and cash flows at September 30, 1997 and 1996 and for the periods then ended. Certain information and footnote disclosures made in the last Annual Report on Form 10-K have been condensed or omitted for these interim statements. Accordingly, these condensed consolidated financial statements should be read in conjunction with the December 31, 1996 Annual Report on Form 10-K. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected during the remainder of 1997.

     Tax expense for all periods presented herein was reduced by the benefit of net operating loss carryforwards recognized during the periods. The recognition of these tax benefits had the effect of decreasing tax expense, and increasing net income, for the three month periods ended September 30, 1997 and 1996 by approximately $2,250,000, or $0.20 per share, and $340,000, or $0.04 per share, respectively, and for the nine month periods ended September 30, 1997 and 1996 by approximately $1,450,000, or $0.16 per share, and $1,470,000, or $0.17 per share, respectively.

2.   Acquisition

     On June 19, 1997 the Company acquired Varsity Spirit Corporation ("Varsity"). Varsity is the leading supplier of cheerleader and dance team uniforms and accessories to the youth, junior high, high school and college markets. Varsity is also the leading operator of cheerleader and dance team camps, clinics and special events. The net purchase price of approximately $91.2 million, including costs of the acquisition, was paid in cash, and the acquisition has been accounted for under the purchase method. The purchase price was allocated based on estimated fair values at the date of acquisition. This resulted in an excess of the purchase price over the net assets acquired of $74.6 million, which has been recorded as goodwill and is being amortized on a straight-line basis over 40 years. A summary of the allocation of the purchase price to assets acquired, based on their estimated fair values follows:

     (In thousands)
     Purchase price including costs and
       liabilities paid at closing             $95,548
     Less, cash acquired                        (4,303)
                                              --------
     Net cash cost                              91,245
     Current liabilities assumed                22,959
     Less, acquired assets:
       Current assets, excluding cash          (35,055)
       Property and Equipment                   (3,926)
       Other assets                               (578)
                                              --------
     Excess cost over net
       assets acquired (goodwill)             $ 74,645
                                              ========

                         RIDDELL SPORTS INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)


     The operating results of Varsity have been included in the consolidated statements of operations from the date of acquisition. The following pro forma information presents the combined operations of the Company and Varsity as if the acquisition, and relating financing transactions discussed in Note 6, had occurred at the beginning of each of the periods presented:



                                                Nine Months Ended September 30,
                                                -------------------------------
 (In thousands)                                      1997             1996
                                                 ------------     ------------
 Net revenues                                        $146,036         $135,304
 Cost of sales                                         86,524           77,333
                                                 ------------     ------------
 Gross profit                                          59,512           57,971
 Selling, general and administrative expenses          48,667           41,559
 Product liability expense                              1,875            1,992
                                                 ------------     ------------
 Income from operations                                 8.970           14,420
 Interest expense                                      11,317           10,683
                                                 ------------     ------------
 Income (loss) before taxes                            (2,347)           3,737
 Income taxes                                              -               160
                                                 ------------     ------------
 Net income (loss)                                    ($2,347)          $3,577
                                                 ============     ============
 Earnings (loss) per share                             ($0.26)           $0.38
                                                 ============     ============
 Depreciation and amortization                          4,035            3,849

    These pro forma results have been presented for comparative purposes only and include certain pro forma adjustments including: (1) additional amortization expense as a result of goodwill arising from the acquisition; (2) salary increases relating to contracts entered into in conjunction with the transactions; (3) elimination of costs incurred by Varsity in maintaining its status as a separate public corporation; (4) adjustments of certain expenses incurred by the Company or Varsity based on programs existing within the other company; (5) elimination of one time charges arising from the transaction for redeeming Varsity stock options, a change in control payment and bridge loan commitment fees; (6) additional interest on acquisition debt and related debt changes; and (7) the tax effect of the above. The pro forma results are not necessarily indicative of results that would have occurred had the combination been effected at the dates indicated nor of future operating results of the combined operations.


3.   Earnings per share

     Earnings per share are based on the weighted average number of common and common equivalent shares outstanding. Common equivalent shares outstanding are based on the assumed exercise of dilutive common stock options and warrants less the number of treasury shares assumed to be purchased from the proceeds of the assumed exercise, and for the periods ending September 30, 1997, the assumed conversion of the Convertible Subordinated Notes issued in November 1996. The number of treasury shares assumed to be purchased from the proceeds is based on the average market price of the Company's common stock for the period in computing primary earnings per share, and is based on the end of period market price of the Company's common stock, if higher than the average market price, in computing fully diluted earnings per

                         RIDDELL SPORTS INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)


 share. Fully diluted earnings per share have not been presented as the results are approximately the same as primary earnings per share after rounding to the nearest cent.

     Earnings per share calculated for the nine month period ending September 30, 1997 does not equal the sum of earnings per share calculated for each of the three quarterly periods falling within the year to date period. The computed earnings per share for the nine month period ended September 30, 1997 is $0.42 whereas the sum of the earnings per share for the first, second and third quarters of 1997 is $0.28. The Company reported losses for the first and second quarters of 1997 while third quarter operations have resulted in a year to date profit. Common equivalent shares relating to options, warrants and the Convertible Subordinated Notes were not included in the computation of earnings per share during the first or second quarters of 1997 as these items are not dilutive during net loss quarters.

     The Financial Accounting Standards Board has recently issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). This statement simplifies the standards for computing earnings per share, replacing current presentations with a dual presentation of basic and diluted earnings per share. Basic earnings per share, as defined by the new standard, excludes dilution while diluted earnings per share is computed similarly to fully diluted earnings per share. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997. If the provisions of SFAS 128 had been applied to the periods presented in this report earnings per share would have been as follows:

                                Three Months Ended      Nine Months Ended
                                  September 30,           September 30,
                               -------------------    ----------------------
                                  1997      1996        1997         1996
                               --------   --------    -------      ---------
   Basic earnings per share      $0.65     $0.12        $0.45        $0.51
   Diluted earnings per share    $0.54     $0.11        $0.42        $0.48


4.  Receivables

    Accounts receivable include unbilled shipments of approximately $1,531,000 at September 30, 1997, principally relating to Varsity's business. Unbilled shipments at December 31, 1996, before the acquisition of Varsity, were not material. It is the Company's policy to record revenues when the related goods have been shipped. Unbilled shipments represent receivables for shipments that have not yet been invoiced. These amounts relate principally to partial shipments to customers who are not invoiced until their order is shipped in its entirety or customers with orders containing other terms that require a deferral in the issuance of an invoice. Management believes that substantially all of these unbilled receivables will be invoiced within the current sales season.

                         RIDDELL SPORTS INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)



5.  Inventories

      Inventories consist of the following:

         (In thousands)  September 30,  December 31,
                              1997           1996
                          -----------     -----------
         Finished goods    $  11,513       $   6,712
         Work-in-process       1,964           4,345
         Raw materials         7,597           5,349
                          -----------     -----------
                             $21,074         $16,406
                          ===========     ===========

6.   Long Term Debt

     In connection with the acquisition of Varsity Spirit Corporation (see
Note 2) the Company issued $115,000,000 of its 10.5% Senior Notes due 2007 (the "Senior Notes") and has entered into a new credit facility with NBD Bank and NationsBank, N.A.

     The Senior Notes contain certain covenants that, among other things, restrict the level of other indebtedness the Company may incur, payment of dividends and certain investments. The Senior Notes also restrict payment of junior indebtedness prior to the maturity of the junior indebtedness. The Senior Notes are guaranteed by each of the Company's subsidiaries. The separate financial statements of the guaranteeing subsidiaries are not presented in this report because the guaranteeing subsidiaries are jointly and severally liable and because the separate financial statements and other disclosures concerning the guaranteeing subsidiaries are not deemed material to investors by management.

     The new credit facility consists of a five-year revolving line of credit in a principal amount not to exceed $35 million. Draws under the line of credit are limited under the terms of the related loan agreement to a percentage of certain receivables and inventory. The outstanding balance of the line accrues interest at a rate of LIBOR plus a margin of 2.25% on draws so designated by the Company, and on other draws at the higher of the Bank's prime rate plus a margin of 0.75% or the Federal Funds rate plus 1.25%. The credit facility also calls for a commitment fee equal to an annual rate of 0.5% applied to the unused portion of the line. The margin of the interest rate over the related rates, as well as the commitment fee rate, is subject to quarterly adjustment after June 30, 1998 dependant on certain financial ratios. The interest rate margin can vary between 1.5% and 2.5% over LIBOR, 0% to 1% over the prime rate, 0.5% and 1.5% over the Federal Funds rate and .04% to 0.5% on the commitment fee. The credit facility agreement contains certain covenants which, among other things, require the Company to meet certain ratio and net worth tests, restrict the level of other indebtedness the Company may incur and limit payments of dividends and certain investments. The Company has pledged essentially all of its tangible assets as collateral for the credit facility.

     In connection with these financing transactions, all other long term debt of the Company, except its $7.5 million of 4.10% Convertible Subordinated Notes due 2004, was repaid. Accordingly, at September

                         RIDDELL SPORTS INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)


 30, 1997 long term debt of $129.1 million consisted of $115 million 10.5% Senior Notes, $7.5 million 4.10% Convertible Subordinated Notes, and the outstanding balance of $6.6 million under the line of credit.

     In connection with obtaining consents needed for various aspects of the Varsity acquisition, the Company amended its 4.10% Convertible Subordinated Note to provide for a reduction from $6.00 to $5.3763 per share in the conversion price. The Company also incurred debt issue costs of approximately $5.8 million in connection with the Senior Notes and approximately $0.8 million of costs in connection with the new credit facility. These costs will be amortized to interest expense over the life of the related debt. The Company also incurred costs of $3.0 million in connection with a bridge loan commitment needed to support the acquisition which was charged to interest expense in June 1997.


7.   Litigation matters and contingencies

     Recorded liabilities

     In regards to the product liability and other litigation matters and contingencies discussed below, the Company has recorded certain liabilities. While these amounts are discussed in the remaining sections of this note, a summary of these amounts together with other items comprising the applicable balance sheet line items follows:

<CAPTIONS>
                                    Accrued
   (In thousands)                                          liabilities    Other liabilities
                                                            (Current)       (Non-Current)
                                                          -------------   ---------------
   September 30, 1997:
     Product liability matters:
       Future payments on settled cases                   $       1,750    $             -
       Reserves for pending and other contingencies                 600              3,000
                                                          -------------   ---------------
            Totals for product liability matters                  2,350              3,000
     Other (not related to litigation or contingencies)           8,439                120
                                                          -------------    ---------------
            Total of balance sheet category               $      10,789    $         3,120
                                                          =============    ===============

   December 31, 1996:
     Product liability matters:
       Future payments on settled cases                   $       1,750    $             -
       Reserves for pending and other contingencies                 500              3,500
                                                          -------------    ---------------
            Totals for product liability matters                  2,250              3,500
     Provision relating to fraudulent transfer litigation         1,400
     Other litigation contingency reserves                          400                 -
     Other (not related to litigation or contingencies)           2,690                547
                                                          -------------    ---------------
            Total of balance sheet category               $       6,740    $         4,047
                                                          =============    ===============

                         RIDDELL SPORTS INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)


     Product liability:

     At September 30, 1997, a subsidiary of the Company was a defendant in 7 product liability suits relating to personal injuries allegedly arising from the use of Riddell helmets or helmets reconditioned by All American. The ultimate outcome of these claims, or potential future claims, cannot presently be determined. The Company estimates that the uninsured portion of future costs and expenses related to these claims, and incurred but not reported claims, will amount to at least $3,600,000, and accordingly, a reserve in this amount is included in the Condensed Consolidated Balance Sheet at September 30, 1997 as part of accrued liabilities and other liabilities. These reserves are based on estimates of losses and defense costs anticipated to result from such claims, from within a range of potential outcomes, based on available information, including an analysis of historical data such as the rate of occurrence and the settlement amounts of past cases. However, due to the uncertainty involved with estimates, actual results have at times varied substantially from earlier estimates and could do so in the future. Accordingly, there can be no assurance that the ultimate costs of such claims will fall within the established reserves.

     The Condensed Consolidated Balance Sheets also include liabilities related to unpaid portions of cases settled in prior periods at September 30, 1997 and December 31, 1996.

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

     Generally, the Settlement Agreement required the Company to pay an aggregate of $2.3 million, with respect to which the Company had, in prior periods, previously expensed $2.1 million including approximately $0.7 million paid into an escrow fund. These amounts were paid in August 1997.
Additionally the Company agreed to assign royalties, to the extent paid, of up to $3.0 million, on a present value basis, for up to ten years from its current or any future "Riddell" footwear licensee.

                         RIDDELL SPORTS INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)



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

     In connections with the terms of certain agreements entered into in connection with the Varsity acquisition, the Company also has issued options for the purchase of approximately 950,000 shares of its Common Stock to certain Varsity employees. Included in this amount are 450,000 options to certain key employees of Varsity which vest immediately and which have an option price of $3.80. A value of $559,000 has been ascribed to these options and was charged against operations in June, 1997, and credited to additional paid in capital. The remaining 500,000 options were issued to a broad group of Varsity employees at market prices.


9.   Supplemental cash flow information

     In June 1997, in connection with the acquisition of Varsity Spirit Corporation, the Company assumed liabilities of approximately $22,959,000. In June 1997, the Company credited additional paid in capital for $559,000 relating to value ascribed to certain stock options (see Note 8).

     Cash paid for interest was $5,038,000 (including $3.0 million relating to certain bridge financing commitment fees - see Note 6) and $2,135,000 for the nine month periods ended September 30, 1997 and 1996, respectively. Income tax payments, or refunds, were not significant for the periods ended September 30, 1997 and 1996.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

The following table sets forth selected operating data as a percentage of net revenues:

                               Three months ended        Nine months ended
                                   September 30,            September 30,
                               ------------------        -------------------
                                 1997       1996            1997      1996
                               ---------  ---------      --------  ----------
    Net revenues:
         Net sales  . . . . .    99.1%      97.0%           98.2%     96.4%
         Royalty income . . .     0.9        3.0             1.8       3.6
                               ---------  ---------      --------  ----------
         Total net revenues .   100.0      100.0           100.0     100.0
    Gross profit  . . . . . .    39.2       44.9            41.8      47.6
    Selling, general and
       administrative expenses   22.9       31.5            28.8      33.4
    Product liability expense     1.0        3.6             1.7       3.3
    Income from operations  .    15.3        9.8            11.3      10.9
    Interest expense  . . . .     5.8        4.3             7.7       3.7
    Income before taxes   . .     9.5        5.5             3.5       7.2

    Net income    . . . . . .     9.3        5.3             3.4       6.9


Overview:
     On June 19, 1997 the Company substantially completed its acquisition of Varsity Spirit Corporation ("Varsity"). Varsity designs and markets cheerleader and dance team uniforms for sale to the school spirit industry. Varsity also operates high school and college cheerleader and dance team camps. On a pro forma basis, revenue for the Company combined with Varsity for 1996 would have been $160.8 million, more that twice the Company's historical stand
alone revenues.   In transactions related to the acquisition, the Company
issued $115 million of 10.5% Senior Notes, sold approximately $4.4 million of its Common Stock to certain former shareholders of Varsity, entered into a new working capital credit facility and repaid certain other long term debt. These transactions have had a significant impact on the Company's operating results. Earlier this year the Company also settled certain litigation matters (unrelated to product liability) which had been ongoing for several years. Resolution of these litigation matters will result in a curtailment of the high levels of legal expenses relating to these actions.


     Revenues

     Total revenues for the three months ended September 30, 1997 increased to $63.0 million from $18.3 million for the three months ended September 30, 1996. For the nine month period ended September 30, 1997 total revenues increased to $110.2 million from $59.8 million for the nine months ended September 30, 1996. These increases included revenues from the recently acquired Varsity operation of $43.7 million for the third quarter and $50.2 million for the period from
the June acquisition date through September 30, 1997.   Revenues from the
Company's historical operations, excluding Varsity operations, increased 5% or

$0.9 million in the third quarter of 1997 and increased $0.2 million, or less than 1%, for the nine month period of 1997 in relation to the comparable periods of 1996. On a pro forma basis, combined revenues of the Company and Varsity's preacquisition operations for the nine month period ending September 30, 1997 were approximately $146.0 million, an increase of $10.7 million, or 8%, over combined revenues for the comparable 1996 period.

     Varsity's sales, including periods before and after the acquisition, increased $4.3 million, or 11%, for the third quarter of 1997 to $43.7 million from $39.4 million for the comparable 1996 quarter and for the nine month period of 1997 increased $10.5 million, or 14%, to $86.0 million from $75.5 million in the 1996 period. Varsity's sales for the nine month period reflected an increase in sales of uniforms and accessories of $5.6 million, or 13%, in comparison to the 1996 nine month period, as well as growth in the number of camp participants which contributed to an increase in camp and event sales of $4.9 million, or 15%, over levels for the 1996 nine month period.

     Net sales of the Company's lines of sports products and services increased by $0.9 million, or 5%, for the third quarter of 1997 to $18.7 million from $17.8 million for the quarter ended September 30, 1996. For the nine month period of 1997, net sales of these product lines increased $0.4 million, or under 1%, to $58.1 million from $57.7 million in the comparable period of 1996.

      Sales of athletic products and services sold to schools and other institutions, which comprised 70% of revenues from the Company's historical product lines for the nine month period of 1997, increased approximately $2.0 million, or 19%, for the third quarter and $4.4 million, or 12%, for the nine month period. The Company benefitted from initial sales of its newly introduced line of athletic practice clothing and continued to experience volume gains in most of its core football protective product lines and reconditioning services.

     Offsetting the gain in institutional athletic products and service sales was a decline in sales of collectible products sold to retailers of $0.9 million, or 16%, for the third quarter and $2.4 million, or 17%, for the nine month period. The Company believes that a principle reason for the decrease is a decline in retail orders, reflecting an industry wide cautiousness in making inventory commitments for licensed sports products.

     The Company also experienced a decrease in sales of athletic youth football products sold through recreational dealers and, to a lessor extent, products sold internationally. Sales of youth products, while relatively stable in the third quarter with a decrease under $0.1 million, decreased $1.4 million, or 36%, for the nine month period ended September 30, 1997 in comparison to the year ago period. The Company has recently announced a new strategy for sales of its youth products, and has begun to sell youth products to recreational teams and organizations on a direct basis. When the Company changed its method of distribution for institutional products in 1994, replacing independent dealers with its direct sales force, it left recreational youth products exclusively with the dealer network and anticipated sales declines in youth products as dealers de-emphasized the Company's products. While youth products will continue to be offered to recreational team dealers and distributors, the Company believes it can increase overall sales by primarily selling youth products on a direct basis.

     Royalty income from trademark licensing for the third quarter of 1997 decreased by 3% or under $0.1 million, and for the 1997 nine month period decreased by 9% or $0.2 million. This decrease was principally due to a decline in royalties from the licensing of the MacGregor trademark related to certain licenses which expired at the end of 1996.


     Gross Profit

     Gross profit for the three months ended September 30, 1997 increased to $24.7 million from $8.2 million for the three months ended September 30, 1996 and for the nine month period increased to $46.1 million from $28.5 million for the nine month period of 1996. These increases were due to the inclusion of gross profits from the recently acquired Varsity operations of $17.2 million for the third quarter of 1997, and $19.7 million for the period from the acquisition date through September 30, 1997.

     On a pro forma basis, combined gross profits of the Company and Varsity's preacquisition operations for the nine month period of 1997 were $59.5 million, an increase over combined pro forma gross profits of $58.0 million for the first nine months of 1996. Varsity's gross profit, including periods before and after the acquisition, increased $1.9 million, or 13%, for the third quarter of 1997 to $17.2 million from $15.2 million for the comparable 1996 quarter and for the nine month period of 1997 increased $3.6 million, or 12%, to $33.1 million from $29.5 million in the 1996 period. Varsity's gross profits were adversely impacted by $0.8 million of charges related to certain changes in estimates resulting in adjustments of inventory reserves included in Varsity's preacquisition results earlier in the year.

     Excluding the recently acquired Varsity operations, gross profit from sales of the Company's sports products and services decreased by 9% or $0.7 million for the third quarter of 1997 to $7.0 million from $7.7 million for quarter ended September 30, 1996. For the nine month period ended September 30, 1997 these gross profits decreased by 7% or $1.9 million to $24.4 million
from $26.3 million for the comparable period of 1996.   Related gross margin
rates decreased to 37.4% of sales for the third quarter from 43.2% of sales for the third quarter of 1996. For the nine month period gross profit margin rates decreased to 42.1% of sales in 1997 compared to 45.7% of sales in the comparable 1996 period. The primary cause of the decline in gross profits was from the decline in sales of retail sports collectibles which carry higher than average margins. The decrease in gross margin rates also contributed to lower gross margins and was due to several factors. Sales of practice wear, which increased during the periods as discussed above, diluted gross margins as expected. Margins on practice wear normally carry a lower margin than the Company's historical product lines and were lower than normal during the period due to start up costs of related screen printing operations and introductory pricing. Also, while institutional reconditioning business volume increased, margins for this product line were down due to higher costs associated with the initial year of reconditioning work on equipment from new customers gained during the year and an increase in material cost relating to the overall condition of equipment being reconditioned.


     Selling, General and Administrative Expenses

     Selling, general and administrative expense increases reflect expenses from the recently acquired Varsity operations of $8.1 million for the third quarter and $9.6 million for the period from the acquisition date through September 30, 1997.

     On a pro forma basis, combined selling, general and administrative expenses of the Company and Varsity for the nine month period of 1997 were approximately $48.7 million, an increase over pro forma combined expenses of $41.6 for the nine month period of 1996. Varsity's selling, general and administrative expenses, on a pro forma basis, increased $4.9 million, or 23%, for the nine month period of 1997 to $26.5 million from $21.6 million in the 1996 period. Varsity expenses include several unusual charges incurred earlier in the year, both before and after the acquisition, including a non-cash charge of $0.6 million in the second quarter relating to in-the-money Riddell stock options contractually granted to certain Varsity employees (as further discussed in Note 8 of Notes to Condensed Consolidated Financial Statements) and approximately $0.4 million of adjustments of receivable reserves in the second quarter arising from certain changes in estimates. Pro forma selling, general and administrative expenses for the nine month period of 1997 also include a net increase in expenses of approximately $1.1 million for incremental expenses arising from the acquisition (principally amortization of goodwill) that will impact the Company on an ongoing basis.

     Selling, general and administrative expenses from the Company's historical operations, excluding Varsity, increased 10% or $0.6 million in the third quarter of 1997 and increased 11% or $2.2 million for the nine month period of 1997 in relation to the comparable periods of 1996. The year to date increase in expenses is largely attributable to legal expenses related to various litigation matters (exclusive of product liability litigation) that have recently been resolved as discussed elsewhere in this report. Total litigation expense related to these litigation matters amounted to $2.8 million for the first nine months of 1997. As these litigation matters have recently been resolved, high levels of legal expenditures relating to these actions will be curtailed.


     Interest Expense

     Interest expense increased by $2.8 million for the third quarter, and $6.4 million for the nine month period, in relation to the comparable periods of 1996. Interest expense for the periods has been impacted by additional debt incurred to finance the Varsity acquisition. Interest for the year to date period also included a $3.0 million onetime charge relating to a commitment for bridge financing that had been obtained as part of the transactions surrounding the acquisition. The increase in debt incurred to finance the acquisition, as further discussed below, will have a continuing impact on interest expense in future periods.


CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION:

     Seasonality

     The Company's businesses are highly seasonal. The Company's historical operations in recent years, before the acquisition of Varsity, have been most profitable in the first through third quarters, with offsetting losses occurring in the fourth quarter. Varsity's operations have historically generated operating income in the second and third quarters of each calendar year with offsetting losses each first and fourth quarter. Accordingly, the second and third calendar quarters have become the most important to the Company's profitability, and this seasonal pattern is expected to continue into the future.

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

     The recently acquired operations of Varsity follow a similar pattern. Varsity's slow season runs from the fourth quarter through late in the first quarter, a period in which Varsity generates lower levels of revenue while incurring expenditures in preparation for its approaching business season. Working capital demand reaches a peak at the end of the first calendar quarter and continues through the second quarter, a time period when Varsity has historically incurred seasonal borrowings. Varsity had historically repaid these borrowings by early in the third quarter as its collections begin to pick up in June with camp revenues and continue at a seasonally high level through the fall of each year as many of its receivables are collected from the sale of uniforms and related goods.

     The Company expects that its new debt structure will impact the seasonality of its working capital demands as the semi-annual interest payments on the $115 million of 10.5% Senior Notes come due each January and July.

     The Company has entered into a credit facility, maturing in 2002, which provides for seasonal borrowings under a revolving line of up to $35 million,
dependant on certain levels of receivables and inventory.   Borrowings under
this credit facility amounting to $6.6 million were included in long term debt at September 30, 1997. The Company believes that funds available under this line of credit together with anticipated operating cash flow will be sufficient to meet the Company's capital needs over the next year.


     Changes in debt structure

     In order to finance the Varsity acquisition, the Company issued $115 million of 10.5% Senior Notes due 2007 and has entered into the new credit facility for a five year revolving line of credit. See Note 6 of Notes to Condensed Consolidated Financial Statements.

     Overall, the costs of the acquisition and the financing used approximately $101 million of cash from the Company and Varsity, net of $4.4 million of gross proceeds from newly issued stock sold to certain key employees of Varsity. The remaining $14 million proceeds from the issuance of the $115 million Senior Notes, together with draws under the new revolving line of credit, were used to refinance and reduce Riddell's and Varsity's existing lines of credit and certain other indebtedness. In conjunction with the entry into the new credit facility the Company repaid all of its preexisting long term debt, except for its $7.5 million of 4.10% Convertible Subordinated Notes. The preexisting debt of the Company repaid included a $5 million term note with interest at prime plus 0.5%, $439,000 of 8% subordinated notes due to certain shareholders and approximately $150,000 of other notes payable which had been discounted at 6%.

     The Company incurred debt issue costs of approximately $5.8 million in connection with the Senior Notes and approximately $0.8 million of costs in connection with the new credit facility. These costs will be amortized to interest expense over the life of the related debt. The Company also incurred costs of $3.0 million in connection with a bridge loan commitment needed to complete the acquisition which has been charged to interest expense in June, 1997, during the preceding quarter.

Part II.    OTHER INFORMATION

Item 1.   Legal Proceedings

     In August, 1997, the Company settled certain litigation matters as previously reported in Form 10-Q for the Quarter Ended June 30, 1997.

     The Company is a defendant in certain product liability proceedings and from time to time becomes involved in various claims and lawsuits incidental to its business including, without limitation, employment related litigation. See
Note 7 of "Notes to Condensed Consolidated Financial Statements".



Item 2.  Changes in Securities
     None

Item 3.  Defaults upon Senior Securities
     None


Item 4.  Submission of Matters to a Vote of Security Holders
     None


Item 5.  Other Information

RECENT DEVELOPMENTS

Acquisition of Varsity Spirit Corporation and Financing

     On July 25, 1997, the Company completed the acquisition of Varsity Spirit Corporation, ("Varsity"). Varsity is a leading provider of products and services to the school spirit industry. Varsity designs and markets cheerleader and dance team uniforms and accessories and is one of the nation's leading operators of youth, junior high, high school and college cheerleader and dance team camps, clinics and competitions. Pursuant to the acquisition, on May 5, 1997, the Company, Cheer Acquisition Corp. (a wholly owned subsidiary of Riddell and a Tennessee corporation ("Merger Sub" or "Cheer")), and Varsity entered into a Merger Agreement pursuant to which Merger Sub offered to purchase all outstanding shares of Common Stock, par value $0.01 per share, of Varsity (the "Shares") at $18.90 per share, net to the seller in cash.
Pursuant to a shareholders agreement (the "Shareholders Agreement"), dated as of May 5, 1997, by and among Riddell, Merger Sub and certain shareholders of Varsity, such shareholders tendered 1,738,530 Shares representing approximately 38% of the outstanding Shares of Varsity in accordance with the terms and conditions of the Varsity tender offer. On June 19, 1997 Merger Sub completed the Varsity tender offer and purchased a total of 4,511,415 Varsity shares, or approximately 98.5% of Varsity's then outstanding shares. In addition, each outstanding option to purchase Shares of Varsity Common Stock was surrendered and canceled in exchange for a cash payment equal to the number of Shares underlying such option, multiplied by $18.90, less the aggregate exercise price of such option.

     Pursuant to stock purchase agreements (the "Stock Purchase Agreements"), dated as of May 5, 1997, by and among Riddell, Merger Sub and certain shareholders of Varsity (the "Shareholders") the Shareholders purchased approximately 986,000 shares of Riddell common stock for approximately $4.4 million, representing approximately 10.9% of Riddell's shares then outstanding after giving effect to such purchase. Pursuant to the Merger Agreement on July 25, 1997, Merger Sub was merged with and into Varsity, and Varsity survived the merger. Upon consummation of the merger, each remaining Share then outstanding (other than Shares held in the treasury of Varsity, Shares held by the Company, Merger Sub or any other wholly owned subsidiary of the Company) was converted into the right to receive $18.90 in cash.

     In order to finance the Varsity acquisition, the Company issued $115 million of its 10.5% Senior Notes due 2007 and has entered into a new Credit Facility with NBD Bank and NationsBank, N.A. consisting of a five year revolving credit and working capital facility in a maximum principal amount not to exceed$35 million. See "Management's Discussion and Analysis--Liquidity and Capital Resources."


Litigation Settlement

     On August 5, 1997 the Company settled an action commenced against it in March, 1995 by the trustee for MacGregor Sporting Goods, Inc. ("Mac I"), which filed for bankruptcy protection in March 1989, and the trustee for MGS Acquisition, Inc. (collectively, the "Trustees'). The settlement agreement (the "Settlement Agreement") was approved by order of the New Jersey Bankruptcy Court (the "Mac Order"), which also dismissed the action with prejudice. The action sought monetary damages in an unspecified amount plus interest and/or rescission in connection with Riddell's acquisitions in 1988 and 1989 of substantially all the assets and businesses of two former second-tier subsidiaries of Mac I on the ground that Riddell failed to pay adequate consideration at a time when Mac I was insolvent. The businesses acquired included the core football helmet business, the MacGregor licensing business and the non-football uses of the Riddell trademark.

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

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibit index:
          10.1 Amendment No. 2 dated September 11, 1997, to Employment Agreement dated as of February 1, 1994 between Riddell, Inc. and Dan Cougill

          11   Computation of Earnings Per Share

          27 Financial Data Schedule (submitted in electronic form to SEC only)

    (b)   Reports on Form 8-K
          None





SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        RIDDELL SPORTS INC.


     Date:     November 13, 1997        By   /s/ DAVID MAUER
                                            -----------------------
                                             David Mauer
                                             President and
                                             Chief Executive Officer




     Date:     November 13, 1997        By   /s/ DAVID GROELINGER
                                            -----------------------
                                             David Groelinger
                                             Executive Vice President and
                                             Chief Financial Officer


     Date:     November 13, 1997        By   /s/ LAWRENCE F. SIMON
                                            -----------------------
                                             Lawrence F. Simon
                                             Senior Vice President
                                             (Principal Accounting Officer)