Form 10-K
period 1997-12-31
RIDDELL SPORTS INC
filed 1998-03-31
CIK 874786

FORM 10-K

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
   (Mark One)
            [x]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1997

                                     OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from to

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        YES   x                NO  ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K.

The Registrant hereby incorporates by reference, in response to Part III, its Proxy Statement for its 1998 Annual Meeting of Stockholders to be filed on or before April 30, 1998 (except to the limited extent the rules and regulations of the Commission authorize certain sections of such Proxy Statement not to be incorporated herein by reference, as specifically indicated in such Proxy Statement).

The aggregate market value of the 4,816,447 shares of outstanding voting stock held by non-affiliates of the Registrant, computed by reference to the last sale price of the Registrant's Common Stock on March 23, 1998, is $25,286,504.

As of March 20, 1998, the Registrant had 9,109,654 shares of Common Stock, $.01 par value per share, outstanding.


        SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

      This Form 10-K contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management. Such forward- looking statements are principally contained in the sections "Part I--Item 1--Business-," and "Part 2--Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations" and include, without limitation, the Company's expectations and estimates as to: the Company's actions to improve results in the youth sports products and retail products businesses; the Company's ability to reduce gross margin declines; the Company's ability to successfully address Year 2000 issues and the costs and timing of the steps it expects to take; the Company's future financial performance, including its ability to generate sufficient cash flow and have funds available under borrowings to satisfy its debt service and working capital requirements; the introduction of new products; and the Company's business operations, including the integration of business of the Company's new Varsity Spirit division with the Company's other businesses and the achievement of certain synergies related thereto. In addition, in those and other portions of this Form 10-K, the words "anticipates, "believes" "estimates," "expects," "plans," "intends" and similar expressions, as they relate to the Company and its subsidiaries, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks and uncertainties and that could cause the actual results to differ materially from those expressed in any forward- looking statements made by the Company. The Company does not intend to update these forward-looking statements.

                                   PART I

Item 1.     BUSINESS

GENERAL

      Riddell Sports Inc. (the "Company") is the world's leading manufacturer and reconditioner of football protective equipment and is the nation's leading supplier of products and services to the school spirit industry. Since acquiring Varsity Spirit Corporation in June 1997, the Company has been conducting its business through two principal operating divisions: the Riddell Group Division ("Riddell") and the Varsity Group Division ("Varsity"). The Company believes that the Riddell brand is one of the best known and recognizable in all of sports. Management estimates that Riddell football equipment is worn by more than 80% of all professional NFL players, and by more than 50% of all high school and collegiate players. In addition to the sale of new protective athletic equipment, Riddell is the largest national participant in the highly fragmented athletic equipment reconditioning industry. Additionally, Riddell markets both full-size and miniature collectible helmets and other collectible products, and licenses its Riddell(R) and MacGregor(R) trademarks for use in athletic footwear and apparel. Varsity designs and markets innovative cheerleader and dance team uniforms and accessories for sale to the school spirit industry. Varsity is also a leading operator of high school and college cheerleader and dance team camps. Varsity promotes its products and services, as well as the school spirit industry, by organizing and producing various nationally televised cheerleading and dance team championships and other special events.

         The Company is a holding company that operates through various wholly owned subsidiaries. The Company's principal offices are located at 900 Third Ave, 27th floor, New York, New York, 10022 (212-826- 4300).

RECENT DEVELOPMENTS

         On June 19, 1997 the Company acquired all of the outstanding shares of Common Stock of Varsity Spirit Corporation and its subsidiaries in a transaction valued at approximately $91 million (the "Acquisition"). In connection with the Acquisition, Mr. Jeffrey Webb, President and Chief Operating Officer of Varsity Spirit Corporation, became Vice Chairman of the Company and a member of the Executive Committee of its Board of Directors and together with certain other members of Varsity management purchased from the Company approximately $4.4 of million newly-issued shares of Common Stock, representing approximately 11% of the Company's then-outstanding shares.

         In connection with the Acquisition the Company issued $115 million principal amount of its 10.5% Senior Notes due 2007 (the "Senior Notes") and entered into a new $35 million credit facility with Nationsbank and NBD Bank (the "New Credit Facility"). The Company used the net proceeds from the offering of the Senior Notes and the initial borrowing under the New Credit Facility to finance the Acquisition, to refinance the Company's former credit agreement, to pay fees and expenses of the transactions and to repay certain long term debt. The Senior Notes and New Credit Facility impose certain restrictions on the Company, including without limitation restrictions on its ability to incur indebtedness, make investments, sell assets, and make distributions to its stockholders. The agreements also require the Company to repay the indebtedness in the event of certain changes in control and to maintain certain financial ratios. The terms of the Senior Notes and New Credit Facility, including payment provisions, are described more fully in Note 7 to the Consolidated Financial Statements.

         In June 1997, the Company settled a number of long-standing separate legal actions requiring the Company to pay approximately $2.3 million, including a $1.4 million cash payment for which the Company had previously established a reserve and approximately $700,000 which the Company previously deposited into escrow and expensed. The Company also assigned up to $3 million, on a present value basis, of royalties from the Company's Riddell footwear licensee over a period of up to ten years, which period is subject to extension if the Company terminates the footwear license. In January 1998, an affiliate of Enterprise Rent-A Car Company assumed the Company's Riddell footwear license from Pursuit Athletic Footwear, the previous licensee. See "--Trademark, Service Marks and License Agreements--General--Riddell Trademark and Licensing."

         Varsity recently implemented an expansion of its dance business and began working with CS Designs, a prominent designer and manufacturer of dancewear. Varsity expects to introduce an expanded line of dance uniforms and costumes under the Varsity label to be sold by Varsity's in-house, nationwide sales force to high school and college dance teams as well as a new line of dance uniforms and costumes for dance studio participants to be marketed in coordination with Co. Dance, its new venture. Co dance runs regional dance conventions and competitions for students from private dance studios. Paula Abdul is Artistic Director and a co-founder of Co. Dance and is scheduled to host the national Co. Dance championship to be broadcast from Disney World on ESPN in July 1998. In 1997 Co. Dance conducted three weekend dance conventions in which dancers who have performed on Broadway, in music videos and in Hollywood provided dance instruction to participants. Co Dance has eleven more sessions planned in 1998.

INDUSTRY SEGMENTS

         The Company operates in three principal business segments: sports products (including sales of athletic products, reconditioning of athletic equipment and sports collectible products), trademark licensing and the spirit segment (including sales of cheerleading and dance team uniforms and accessories and operation of cheerleading and dance camps, special events and related operations). The Company's sports products and trademark licensing segments are conducted through the Riddell Group Division and its spirit segment is conducted through the Varsity Group Division. See Note 15 to the Consolidated Financial Statements for net revenues, income or loss from operations and identifiable assets attributable to each of the Company's segments for the last three years.



THE RIDDELL GROUP DIVISION-- SPORTS PRODUCTS AND TRADEMARK LICENSING


General

         Riddell Sports Inc. was organized in April 1988 to acquire substantially all of the assets and businesses from two subsidiaries of MacGregor Sporting Goods, Inc. The businesses consisted of manufacturing and selling Riddell football helmets and other protective products and the licensing of the MacGregor trademark. In September 1991, the Company acquired certain assets and liabilities of the protective equipment operations (the "Protective Equipment Division") of BSN Corp., now known as Aurora Electronics Inc. The Protective Equipment Division primarily consisted of BSN's reconditioner of protective sports equipment.

         Riddell is the world's leading manufacturer of high school, college and professional football helmets, with a market share estimated at over 50%. Riddell sells its football products primarily to high schools, colleges and other Institutions, and also sells shoulder pads, including a line of premium pads under the Power(R) name, as well as a line of accessory pads which include thigh, hip, rib and knee pads.

         Riddell also reconditions football helmets, shoulder pads and other related equipment. Reconditioning typically involves cleaning, sanitizing, buffing or painting, and recertifying helmets as conforming to NOCSAE standards. NOCSAE, an entity organized by various participants from the sporting goods industry, establishes industry-wide standards for protective athletic equipment. Riddell may also replace face guards, interior pads and chin straps. In addition, Riddell reconditions shoulder pads, as well as equipment for other sports, including baseball and lacrosse helmets, baseball gloves and catchers' masks.

         Riddell maintains a promotional rights agreement with the NFL's licensing division (the "NFL Agreement") which requires that the Riddell name appears on the front and on the chin strap of each Riddell helmet used in NFL play. The NFL Agreement further requires all teams in the NFL to cover any indicia of brand identification of any other manufacturers which might otherwise appear on helmets, face masks or chin straps not manufactured by Riddell, but used during league play. Presently, approximately 80% of NFL players wear Riddell football helmets. The recognition resulting from the frequent appearance of the Riddell name on helmets in televised football games as well as in photographs, newspapers and magazines, such as Sports Illustrated, is viewed by management as important to its overall sales, marketing and licensing efforts. The NFL Agreement expires in April 1999 and automatically extends for unlimited successive five-year periods thereafter, provided that the quality of Riddell's helmets and shoulder pads remains comparable to the best available technology as reasonably determined by the NFL.

         In October 1994, management implemented a significant change in its institutional distribution system by eliminating the network of independent team dealers which historically sold products to the institutional market and began selling athletic equipment directly to its customers by utilizing the Company's reconditioning sales force that had previously been selling only reconditioning services to its institutional customers. Management subsequently increased this full-time sales force from 80 in 1994 to approximately 115 in 1997. The change to direct sales has (i) enabled Riddell to increase its sales and profitability, (ii) facilitated the introduction and cross-selling of Riddell's non-football-related products such as practicewear and baseball equipment, (iii) improved control over the sales efforts to educational institutions and
(iv) provided better access to detailed sales information for analysis.

         In addition to repositioning its institutional marketing effort, management also refocused its retail collectible business. Riddell's retail collectible business began with miniature and full-size collectible football helmets displaying NFL and college team logos. Management redirected the strategy of its Consumer Products Group to (i) reduce production costs, (ii) segregate products by distribution channels and
(iii) accelerate new product development. Riddell also introduced several new collectible products, including miniature hockey goalie masks displaying NHL team logos in 1995 and miniature baseball batter helmets displaying MLB team logos in 1997. Also in 1997 Riddell began selling half-scale Star Wars(R) miniature collectibles in the United States under a license granted by Lucasfilm, Ltd. through December 1998 and in 1998 hired a new manager to run the Consumer Products Group.

Athletic Products and Reconditioning

         Original Line of Athletic Products: Riddell is the world's leading manufacturer of football helmets, which it sells under the Riddell brand. For the years ended December 31, 1995, 1996, and 1997 sales of football helmets for competitive use constituted approximately 20%, 21% and 10%, respectively, of Riddell's consolidated revenues and 8% of the Company's 1997 consolidated revenues pro forma for the Acquisition.

         Riddell football helmets are worn by football players throughout the world, including players on all NFL teams, certain other professional leagues and on most teams in the NCAA. High school teams, however, have historically been the largest market segment for Riddell football helmets. Riddell offers several types of varsity and youth helmets which are different in their configurations and types of padding and other fitting features. Riddell helmets are known for their quality and performance and meet the industry standards set by NOCSAE.

         The Company sells a professional and collegiate line of shoulder pads under the Power(R) name and several other lines of shoulder pads used by NFL, high school and college players. Football shoulder pad sales for the years ended December 31, 1995, 1996 and 1997 constituted approximately 9%, 9% and 5% respectively, of the Company's consolidated revenues and 4% of the Company's 1997 consolidated revenues pro forma for the Acquisition. Riddell also sells accessory pads, including thigh, hip, rib and knee pads.

         Expanded Line of Athletic Products: Riddell recently began increasing the categories of athletic products its sells to the institutional market. In 1996 Riddell introduced a line of baseball and softball products designed for high school and college players, marketed under the ProEDGE(R) brand. This new line includes baseballs and softballs, protective baseball equipment such as chest protectors, leg guards and catchers' masks and certain other products including bases, bags and field equipment. In late 1995, Riddell introduced a redesigned line of competitive and youth batting helmets, including the first batting helmet designed specifically for women's softball. The new baseball product line includes professional quality models that are similar to the best quality products available from Riddell's competitors. Riddell's helmets meet the standards set by NOCSAE.

         Late in 1996 Riddell further expanded its line of institutional products to include practicewear such as t-shirts, shorts, fleece warmups and other basic athletic clothing. Practicewear is the first broad line of products sold by Riddell to the institutional market because it goes to both male and female athletes in all sports. Riddell offers customized silkscreen printing as an option for its practicewear line. The Company plans to introduce practice wear for female athletes and game uniforms for men and women in 1998.

         Reconditioning: Riddell's subsidiary, All American, is the leading national reconditioner of football helmets, shoulder pads and related equipment with over 50% of the reconditioning market. Reconditioning typically involves the cleaning, sanitizing, buffing or painting, and recertifying of helmets as conforming to NOCSAE standards. Riddell may also replace face guards, interior pads and chin straps. The Company also reconditions shoulder pads, as well as equipment for other sports, including baseball and lacrosse helmets, catchers' masks and baseball gloves. Riddell's reconditioning services are sold by its institutional sales force to the same athletic coaches responsible for equipment purchases. The Company's reconditioning customers are primarily high schools, colleges and youth recreational groups. Reconditioning constituted 31%, 30% and 17% of the Company's consolidated revenues in the years ended December 31, 1995, 1996 and 1997, respectively and 13% of Riddell's 1997 consolidated revenues pro forma for the Acquisition.

         Sports Collectible Products: Riddell's sports collectible products are sold to consumers through the retail market channel. For the years ended December 31, 1995, 1996 and 1997 sales of sports collectible products have constituted approximately 26%, 29% and 13% of the Company's consolidated revenues and 10% of the Company's 1997 consolidated revenues pro forma for the Acquisition.

         The collectible product line consists primarily of authentic and replica helmets of professional and college sports teams. These helmets are offered in various miniature and full-size models bearing the colors and logos of NFL and other professional or collegiate teams. The Company's full-size authentic football helmets are the same helmets used by players on these teams. Nonauthentic helmets are not constructed with the same material as authentic helmets and are therefore less expensive. Riddell expanded its line of collectible items in 1995 to include a new line of smaller, less expensive football helmets tailored for the mass market and miniature hockey goalie masks bearing NHL team logos and in 1997 to include miniature baseball batters helmets bearing MLB logos.

         In connection with the sale of the Company's collectible helmets, NFL Properties Inc. has granted Riddell a license to use the names, symbols, emblems, designs and colors of the member clubs of the NFL and the "League Marks" (i.e., "National Football League," "NFL," "NFC," "AFC," "Super Bowl," "Pro Bowl," the "NFL Shield" design and other insignia adopted by the NFL) on authentic and replica football helmets sold for display purposes. See "-Marketing and Promotion." The NFL Agreement has a term expiring in April 1999 and automatically extending for unlimited successive five-year periods thereafter unless, in general, Riddell helmets fails to meet certain quality standards.

         In addition, Riddell has license agreements for other collectible products from organizations such as the NHL, MLB and Lucasfilm, Ltd. which, late in 1996 granted Riddell a license through December 1998 to sell half-scale Star Wars(R) miniature collectibles in the United States.

         Under a stock purchase agreement entered into in 1994 in connection with the acquisition of the miniature helmet business of SharCo Corporation, the Company is required to pay a percentage of net sales, currently 6.0%,of certain miniature helmets and other products through September 30, 2001.

Trademark Licensing

         Riddell licenses its Riddell and MacGregor trademarks in various categories, including athletic clothing and footwear. For the years ended 1995, 1995 and 1997, the Company's revenues from licenses of its trademarks constituted approximately 5%, 3% and 2% of consolidated revenues, respectively and 1% of the Company's 1997 consolidated revenues pro forma for the Acquisition. See "-Trademarks, Service Marks and License Agreements" for a discussion of Riddell's principal license agreements and its licensing program.

Marketing and Promotion

         General

         Since April 1989, Riddell has been a party to the NFL Agreement. The NFL Agreement requires that the Riddell name appears immediately above the front forehead and on the chin straps of each Riddell helmet used in NFL play and, further, requires all teams in the NFL to cover any indicia of brand identification of other manufacturers which might otherwise appear on helmets, face masks or chin straps not manufactured by Riddell.

         The NFL Agreement has a term expiring in April 1999 and automatically extends for unlimited successive five-year periods thereafter, provided that the quality of Riddell's helmets and shoulder pads remains comparable to the best available technology as reasonably determined by the NFL. In return, Riddell agrees to supply specified quantities of Riddell helmets, shoulder pads and related equipment, either at no cost or at reduced cost to each NFL team which has a requisite percentage of its roster using the Riddell helmet. For the 1996/97 professional football season, Riddell believes that more than 80% of NFL players used Riddell helmets. Riddell also has supply agreements with other professional leagues.

         Riddell utilizes a variety of promotional techniques to build brand awareness, but the NFL Agreement provides the Company with a unique marketing and promotional tool. The recognition resulting from the frequent appearance of the Riddell name on helmets in televised football games as well as in photographs in newspapers and magazines, such as Sports Illustrated, is viewed by management as important to its overall sales, marketing and licensing effort. Riddell believes that this arrangement increases sales of products by Riddell and its Riddell brand licensees and improves licensing opportunities.

         Sports Products and Services

         Athletic Products and Reconditioning: Riddell's athletic products and equipment reconditioning services are sold directly to schools and other institutions through a direct sales force of approximately 115 salespeople. Prior to October 1994, sales of protective athletic equipment to institutional customers had been made through independent team sports dealers who in turn sold to schools and other institutions. Riddell now markets products to these institutional customers on a factory-direct basis utilizing its sales force, which previously sold only Riddell's reconditioning services.

         Riddell's youth football products are principally marketed to youth recreational groups, such as parks and recreation and Pop Warner leagues. The Company's youth football products are sold through retail stores, independent team sports dealers and other distributors and, beginning in 1998, directly to youth leagues by Riddell's direct sales force.

         To further reinforce and support Riddell's brand recognition, the Company conducts a variety of marketing and promotional events in support of its line of athletic products. Riddell participates in coaches' clinics and equipment shows throughout the year. At these events, Riddell's entire athletic products line is displayed and promoted along with the Company's reconditioning services.

         Sports Collectible Products: Riddell's collectible products are sold primarily to retail and specialty sporting goods stores through approximately 40 independent commissioned sales representatives. The Company strategically targets different channels of trade based on the type and price of each retail product.

         In support of its sports collectible products, the Company has initiated various advertising and public relations efforts. Riddell is a sponsor of the "NFL Experience," an event conducted each year during the week of the Super Bowl in which the public can experience various aspects of playing football and the businesses which supply football products. Riddell advertises in publications targeted toward the sports collectible industry as well as other licensed products retailers. Riddell also provides incentives to retail outlets to advertise and display Riddell products during promotional periods and participates in a major national sporting goods show where it promotes these products.

     Licensing

         Through its licensing subsidiaries, Riddell has granted certain third parties the right to use the Riddell and MacGregor trademarks in connection with the sale of athletic shoes, clothing and other products, and the Company is seeking to further capitalize upon television and media exposure of its name on helmets worn during NFL games. In 1996, Riddell hired an independent licensing agent to help expand its licensing program for both the Riddell and MacGregor marks and to administer Riddell's trademark programs.

Production

     Sports Products and Services

         Athletic Products: Riddell engineers, manufactures and packages all of its full sized football helmets at its plant in Chicago, Illinois. Football helmet shells are manufactured by Riddell using a custom grade of plastic resin and precision injection molding techniques. Baseball batter helmet shells are manufactured primarily by Riddell and to a lesser extent by a domestic supplier. Riddell's Elk Grove, Illinois facility has a screen printing operation which can customize the practicewear with almost any logo, team name or other design that a customer requests.

         Power shoulder pads are manufactured by a single source in Canada, and Riddell has a facility in Pennsylvania which can customize these shoulder pads. All of Riddell's other shoulder pads are imported as finished products from sources in the Far East. All of the Company's sourcing from foreign countries are subject to the risks generally associated with doing business abroad, such as governmental and economic instability, changes in import duties, tariffs, foreign governmental regulations, foreign currency fluctuations and shipment disruptions.

         Riddell purchases its baseball products, other than baseball helmets, from suppliers in the Far East and sources its practicewear from four domestic suppliers. The Company believes alternative sources for all of these products are readily available.

         Reconditioning: Riddell's reconditioning services include the sanitizing, buffing or painting, replacing certain parts and recertifying of athletic equipment as conforming to NOCSAE standards. As a policy, Riddell does not recondition helmets over 10 years old. These services are performed at Riddell's reconditioning facilities which are strategically located throughout the United States and in Canada. In late 1994, in response to Riddell's move to direct sales, Riddell's primary competitor in new football equipment, Schutt Sports Group ("Schutt"), manufacturer of the AIR helmet, canceled Riddell's reconditioning subsidiary's designation as an authorized reconditioner of AIR helmets and refused to sell parts for their helmets to this entity. This move has had no measurable impact on Riddell's ability to recondition AIR helmets, and no significant volume has been lost. Riddell sources parts from outside suppliers and can recertify all AIR helmets to NOCSAE standards as it had before this move by Schutt. However, it is possible that Schutt's action could have some limited impact on Riddell's reconditioning volume in future years.

         Collectible Products: Riddell engineers, manufactures and packages its full size collectible helmets at its plant in Chicago, Illinois in a process similar to that used for its competitive helmets. The Company purchases its miniature helmets and other collectible products principally from two sources in China and believes that alternative sources for these products are readily available.

     Quality Testing

         All protective products manufactured by Riddell are subjected to at least four separate quality control procedures. Quality control inspections for helmets are conducted when the product is molded, when liners are inserted, when face guards are attached and when the product is finished, and samples of all models produced are tested in accordance with NOCSAE standards. The Company continually monitors its products for quality.

     Warranty

         All varsity protective football helmet shells are covered by a five-year warranty. Youth football helmet shells are covered by a three-year warranty. Helmet liners, protective padding and shoulder pads are covered by a one-year warranty. The cost of warranty claims has averaged under 0.2% of sales per annum over the last three years.

         Research and engineering studies conducted by Riddell and its suppliers indicate that certain physical properties of the plastics used in football helmets deteriorate over time. While Riddell recommends that football helmets not be used for more than five years, its policy is to refuse to recondition helmets that are more than ten years old.

Raw Materials

         Principal raw materials purchased by Riddell for use in its products include various custom and standard grades of resins, plastic and foam as well as metal fasteners, paints and cardboard. Similar materials are used in most purchased components and finished products along with steel wire used in purchased face guard components. Riddell has not experienced and does not expect in the near future to experience shortages in raw materials.

Product Design and Engineering

         The activities of Riddell's engineering staff relate principally to the design, development and improvement of its helmets and shoulder pads and to the testing of raw materials which are used in, or could be used to improve, Riddell products or in the development of new products. The Company has seven employees devoted principally to design, development and quality and has several patents and patents pending that are applicable to its protective products. See "-Patents and Trade Secrets." Riddell has retained a design company to assist it in developing new retail collectible products on terms that Riddell believes are customary in the industry and from time to time works with other design companies.

Competition

    Sports Products and Services

         Athletic Products: Riddell's principal competitor in the football helmet market is Schutt, manufacturer of the AIR helmet. Riddell competes principally with Bike Athletic Co., Inc., Douglas, Inc., Gear 2000, Inc. and Rawlings Sporting Goods Company, Inc. ("Rawlings") in the football shoulder pad business and with Diamond Sports Co., Rawlings, Wilson Sporting Goods Company and other companies in baseball and softball products and with Champion Products, Inc., Russell Athletic, Inc., and other companies for practicewear. Some of Riddell's competitors are substantially larger and have greater resources than Riddell.

         Riddell believes it competes in the football market on the basis of quality, price, reliability, service, comfort and ease of maintenance. With respect to football and other athletic products, the Company believes that its direct sales force provides a competitive advantage in terms of its ability to provide superior customer service and a significant price advantage due to the elimination of independent dealers.

         Reconditioning: Reconditioners compete on the basis of quality, price, reputation, convenience and customer loyalty. Management believes that the Company is the largest nationwide participant among the approximately 30 competitors in the highly fragmented athletic reconditioning industry.

         Retail Collectible Products: Riddell's sports collectible products compete with a large number and wide array of manufacturers and sellers of sports and other collectible and memorabilia products, some of which have greater resources than the Company. Among its competitors in this large marketplace are sellers of products such as autographed photographs and uniforms and other memorabilia and manufacturers of clothing, such as caps and jackets.

    Licensing

         Competition in the licensing of sports equipment, apparel and footwear is substantial, and the Riddell and MacGregor brands compete with numerous companies having significant brand recognition, many of which have greater financial, distribution, marketing and other resources than the Company. Competing brands include Adidas(R), Champion(R), Converse(R), Nike(R), Rawlings(R), Reebok(R), Russell(R) and Wilson(R), and brand recognition and reputation for quality are important competitive factors.

Patents and Trade Secrets

         Certain of Riddell's football helmet liner systems are protected by patents and trade secrets, including a patent on its inflatable liner expiring in 2010. Other patents on these liners expire in 1998 and 2008. Riddell also has patents expiring in 2006, 2007 and 2008 on various components of its shoulder pads which improve absorption of shock.

Trademarks, Service Marks and License Agreements

   General

         Riddell considers the MacGregor, Riddell, ProEdge and Power trademarks to be material to its business. All of Riddell's football helmets are marketed under the Riddell name and the Company's football shoulder pads are sold under the Riddell and Power trademarks. Riddell markets footballs and certain baseball equipment under the ProEdge trademark and conducts its reconditioning business under the Riddell/All American name.

         Riddell licenses the Riddell and MacGregor trademarks for certain types of athletic clothing and for athletic footwear.

     Riddell Trademark and Licensing

         The Company owns all of the domestic rights to the Riddell trademark which is registered with the United States Patent and Trademark Office and with the trademark registration offices in certain foreign countries. Registration is being sought in other major foreign markets.

         Riddell has a short term license agreement granting Signal Apparel Company the rights to use the Riddell trademark along with the logos of NFL teams on certain types of athletic clothing.

         Pursuant to an agreement settling an action commenced against the Company in March 1995 by the trustee for MacGregor Sporting Goods, Inc. ("Mac I"), which filed for bankruptcy protection in 1989, and certain other actions in 1997 (the "Settlement Agreement"), the Company entered into a new licensing agreement with its "Riddell" footwear licensee on substantially the same terms as the previous license and assigned to certain parties to the Settlement Agreement up to $3.0 million of royalties on a present value basis under the existing or any future "Riddell" footwear license to the extent such royalties are paid during the 10 year period, which period is subject to extension if the Company terminates the footwear license. In January 1998, an affiliate of Enterprise Rent-A-Car Company purchased the license and assumed the licensee's obligations under the Riddell footwear license with a slightly higher royalty rate but otherwise on substantially the same terms as bound the assignor.

    MacGregor Trademark and Licensing

         MacMark Corporation, which owns the MacGregor trademark, is owned 50% by the Company. The remaining 50% of the stock of MacMark is owned by Hutch Sports USA, Inc. ("Hutch"), a subsidiary of RDM Sports Group, Inc. RDM and Hutch are currently subject to proceeding under Chapter 11 of the U.S. Bankruptcy Code in Georgia.

          The MacGregor trademark is registered in the United States Patent and Trademark Office.

         MacMark granted Hutch a perpetual, exclusive and royalty-free license to use (and, with the consent of MacMark and Riddell, to sublicense others to use) the MacGregor trademark principally for equipment used in sports such as baseball, soccer and basketball, for sale to retail stores only. The Company has alleged in the Hutch bankruptcy proceeding that the Hutch license has terminated as a result of breaches and is in discussions with Hutch concerning a resolution of this matter. MacMark has also granted Sports Supply Group Inc. ("SSG") a license to use the MacGregor trademark for sales of the same classes of goods as Hutch, but generally restricts SSG from selling these goods in retail channels.

         MacMark has granted Riddell a perpetual, exclusive, royalty-free license to use (and to sublicense others to use) the MacGregor trademark in connection with the manufacture and sale of all products other than products which MacMark had previously licensed to Hutch and SSG. Riddell's use of the MacGregor trademark is further limited by an agreement with Global Licensing Corporation, which owns the similar McGregor trademark. Under this agreement, the parties have agreed on certain restrictions in the use of their respective trademarks. Additionally, under a separate agreement, Riddell is precluded from using the MacGregor trademark in connection with the sale of golf products.

         Accordingly, Riddell's use of the MacGregor trademark is currently limited to sporting goods, certain apparel and athletic footwear.

         Riddell has entered into sublicense agreements for the MacGregor trademark granting Kmart an exclusive license expiring in June 1998 to use the MacGregor trademark on certain athletic apparel (e.g., jogging suits and sweat separates), footwear, athletic bags and knapsacks and a non-exclusive license on other products such as athletic socks. Kmart in turn has granted a sublicense pursuant to which Footstar, Inc. sells MacGregor athletic footwear in Kmart stores. Riddell and Footstar recently entered into a license agreement effective when its sublicense under the Kmart license expires in 1998. The new Footstar license, which has an initial term expiring 2001 and is renewable at Footstar's option for an additional two year period if certain conditions are satisfied, provides that Footstar will continue to sell athletic footwear bearing the MacGregor trademark at Kmart stores on substantially the same terms as its original sublicense.

         Kmart has indicated it will not renew the apparel portions of the license. Discussions on the renewal of the remaining smaller categories continue with Kmart but no decision has been reached. The Company intends to seek a new licensee for MacGregor sports apparel as well as any other category not renewed after the Kmart license expires. Royalties from sales of athletic clothing bearing the MacGregor trademark at Kmart stores constituted under 1% of the Company's consolidated revenues and 30% of the Company's total licensing revenues in 1997. No assurance can be given that a new apparel license will be established after the Kmart license expires. A material decline in the royalties from the MacGregor trademark rights could be deemed to impair the carrying value of the MacGregor trademark rights and could have a material adverse effect on the Company's financial position and results of operations. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Riddell is exploring additional opportunities for licensing the MacGregor and Riddell trademarks and in this connection has retained an independent licensing agent. See "-Marketing and Promotion-Licensing."


VARSITY GROUP DIVISION-- SPIRIT SEGMENT

General

         Varsity is a leading provider of products and services to the school spirit industry. It designs and markets cheerleader and dance team uniforms and accessories and is one of the nation's leading operators of youth, junior high, high school and college cheerleader and dance team camps, clinics and competitions. Varsity promotes its products and services, as well as the school spirit industry, by organizing and producing various nationally televised cheerleading and dance team championships and other special events. Varsity's primary market includes the approximately 37,500 educational institutions located throughout the United States.

         Such products, which bear the Varsity(R) label, include custom-made cheerleader, dance team and booster club uniforms and accessories, including sweaters, sweatshirts, jumpers, vests, skirts, warm-up suits, t-shirts, shorts, pompons, socks, shoes, pins, jackets and gloves. Exclusive contracts are maintained with several independent manufacturers who provide knitting, sewing, finishing and shipping for all orders. By relying on independent manufacturers to produce its uniforms, Varsity is able to minimize its fixed costs and retain the flexibility necessary to adjust its manufacturing to its highly seasonal production needs. Varsity monitors its contractors closely for quality control and financial performance and provides its manufacturers with patterns, fabrics, yarn and manufacturing specifications for its products. Varsity also provides some cutting, knitting and lettering at its specialized production facility located at its Memphis headquarters and maintains an in-house design staff to maintain its leadership in setting design trends. Varsity's uniform and accessory sales accounted for 24% of the Company's consolidated revenues for the year ended December 31, 1997 and 37% of the Company's consolidated 1997 revenues pro forma for the Acquisition.

         Varsity's camp division commenced operations in 1975 with 20 cheerleading camps and 4,000 participants. Today, through its UCA division and USA subsidiary, Varsity is a leading operator of cheerleader and dance camps. Camp enrollment has increased every year since Varsity has been in business and totaled 206,000 participants in 1997. Camp sessions, which are primarily held on college campuses in the summer, were conducted in every state except Alaska, as well as in Canada, Panama and Japan in 1997. Participants in Varsity's 1997 summer camps included the cheerleading and/or dance team squads of approximately 76% of the universities comprising the Atlantic Coast, Big East, Big Ten, Big Twelve, Pacific 10 and Southeastern collegiate athletic conferences. Varsity instructors are mostly college cheerleaders who may have previously attended a Varsity camp, and management believes that its training of many of the top college cheerleading squads augments its recruiting of high school and junior high school camp participants. Varsity's camp and event revenues accounted for 23% of the Company's consolidated revenues for the year ended December 31,1997 and 26% of the Company's consolidated revenues pro forma for the Acquisition.

         Varsity promotes its products and services through active and visible association with the following championships and television specials: the National College Cheerleading and Dance Team Championship(R) (nationally televised for 12 consecutive years), the National High School Cheerleading Championship(R) (17 consecutive years), the National Dance Team Championship(R) (10 consecutive years) and the National All Star Cheerleading Championship(R) (2 consecutive years). In addition to promoting cheerleading and dance team activities, these championships, television specials and events are a revenue source to Varsity. In 1997, approximately 28,000 persons, including cheerleaders and their families, participated in Varsity's special events, such as championships and holiday parades in the U.S., London and Paris.

         In December, 1994, Varsity acquired Intropa, a Varsity supplier since 1988. Intropa specializes in providing international and domestic tours for special interest, performing, youth and educational groups including Varsity's London and Paris trips.

         Varsity's strategy has been to increase revenue and market share by (i) expanding its school spirit product lines, (ii) strengthening its sales force, (iii) increasing enrollment in its cheerleader and dance team camps as a vehicle to increase participation in special events such as parades and bowl games and cross-sell products, such as uniforms and (iv) actively promoting its business as well as the school spirit industry, primarily through its nationally televised cheerleading and dance team championships. Varsity has significantly expanded the variety and selection of its uniforms and accessories and recently increased its direct sales force to approximately 139 full-time professional sales representatives.

         Varsity has experienced significant growth over the last five years. Revenues have increased at a compounded annual growth rate of 21% from approximately $41.6 million in the year ended March 31, 1993 to approximately $101.4 million in the year ended December 31, 1997.

     Market and School Spirit Industry

         The market for school spirit products and services has evolved and grown with the development of high school and college athletic programs. The 1997 edition of Patterson's American Education reported that there are approximately 14,900 junior high schools, 19,300 high schools, 1,750 junior colleges and 1,500 colleges located throughout the United States. According to the National Federation of State High School Associations, there are more than 5,800,000 students participating in organized athletic programs at high schools located in the United States, and according to the National Collegiate Athletic Association, there are approximately 260,000 students participating in organized athletic programs at NCAA universities and colleges. Since commencing operations in 1974, Varsity has focused primarily on the school spirit market consisting of camps, cheerleader uniforms and accessories and special events for cheerleaders and dance teams.

Varsity Cheerleader and Dance Team Uniforms and Accessories

         Through the Company's subsidiary, Varsity Spirit Fashions & Supplies, Inc. ("Varsity Fashions"), Varsity designs and markets cheerleader and dance team uniforms and accessories, including sweaters, sweatshirts, jumpers, vests, skirts, warm-up suits, t-shirts, shorts, pompons, socks, jackets, pins and gloves. Varsity Fashions employs two full-time fashion designers, both of whom are former college cheerleaders and one of whom was trained at the Fashion Institute of Technology in New York City. Varsity Fashions also utilizes specialized computer software to create its new fashion designs and patterns.

         Cheerleading and dance team uniforms designed and marketed by Varsity Fashions are made to order. During 1997, Varsity Fashions contracted for its production requirements with eight independent garment manufacturers, under which the manufacturers provide knitting, cutting, sewing, finishing and shipping for all orders, and Varsity Fashions provides the patterns, fabrics, yarn and manufacturing specifications and quality control supervision. Varsity Fashions also provides some cutting, knitting and lettering at its specialized production facility located at Varsity's Memphis headquarters. The use of independent manufacturing facilities to fulfill Varsity's production needs affords Varsity with flexibility to adjust its production output to meet its highly seasonal selling cycle. The use of independent manufacturers also reduces Varsity's fixed costs, which Varsity believes is beneficial in a highly seasonal business. Varsity believes that the loss or termination of its relationship with any single independent manufacturer would not have a material adverse effect on the Company.

         Varsity Fashions purchases from various suppliers many of the cheerleading accessories that it markets, including shoes, pompons and campwear. Varsity Fashions purchases products from Nike(R), Capezio(R) and Converse(R), among others and has expanded the variety and number of accessories it markets, which has contributed to the increase in merchandise sales revenue in the past five fiscal years. The Company believes that the loss or termination of a relationship between Varsity and any single supplier would not have a material adverse effect on the Company.

         Varsity markets its uniforms, accessories and other merchandise to cheerleading and dance teams and coaches through in-house sales representatives and, to a lesser extent, through its direct mail catalog and telemarketing programs. As of December 31, 1997 Varsity had approximately 139 full-time sales representatives operating in all 50 states. Varsity representatives are employed directly by Varsity or are representatives of one marketing firm with which Varsity has contracted for marketing services. These sales representatives, who typically cover one or more major metropolitan areas on an exclusive basis, call on substantially all of the junior high, high school and college accounts within their respective territories. The sales representatives are typically compensated on a percentage of sales basis. Management closely and continuously monitors the performance of its sales representatives and periodically meets with the representatives to discuss and review sales goals.

Varsity Cheerleader and Dance Team Camps

         Varsity operates cheerleader and dance team camps in the United States. During the 1997 summer camp season, approximately 206,000 participants (consisting of students and their coaches) attended Varsity's Universal Cheerleader Association ("UCA") and United Spirit Association ("USA") camps, including over 6,800 participants representing colleges and junior colleges. During the summer of 1997, cheerleading and/or dance team squads from approximately 76% of the universities comprising the Atlantic Coast, Big East, Big Ten, Big Twelve, Pacific 10 and Southeastern collegiate athletic conferences attended Varsity camps. On May 15, 1996, Varsity acquired the camp business of United Spirit Association from United Special Events, Inc. This business consists of instructional spirit camps and clinics primarily in the western United States.

         Varsity camp sessions for high school and junior high school students are held primarily in June and July, while camp sessions for college cheerleaders and dance team participants are held primarily in August. Mascot training clinics are also provided at certain of Varsity's cheerleader and dance team camps.

         A significant majority of Varsity cheerleader and dance team camps are conducted on college or junior college campuses. The camps generally are conducted over a four-day period and are attended by resident and commuting students. Varsity generally markets the camp, establishes participation fees, registers students, collects the participation fees, provides instruction and performs all related administrative services. Varsity contracts with the colleges and universities for provision of housing, food and conference facilities. During the summer of 1997, resident fees for high school cheerleader and dance team camps sponsored by Varsity ranged from $75 to $239, with commuter fees ranging from $45 to $135. In addition to participation fees, Varsity also generates revenues at cheerleading and dance team camps through the sale of t-shirts, shorts, caps, patches and various other accessories.

         Varsity also operates two cheerleading practice facilities located in Dallas, Texas and Decatur, Georgia. These gyms are year-round facilities at which cheerleaders and other spirit group participants can enroll in instructional and recreational programs offered by Varsity.

Special Events

         Varsity promotes its products and services, as well as the school spirit industry, through active and visible association with the following championships and television specials:

         o      National High School Cheerleading Championship(R)

         o      National Dance Team Championship(R)

         o      National College Cheerleading and Dance Team
                Championship (R)

         o      National All Star Cheerleading Championship (R)

These championships and special events have been regularly televised on the ESPN television network and have been sponsored by various companies and products, including Nike, Unilever, Capezio, The Walt Disney World Resort, Johnson & Johnson, Pepsi Cola and Wal-Mart.

         Varsity also conducts and promotes special cheerleading events, such as holiday parades in the U.S., London and Paris and half-time shows at college football bowl games. In 1997, approximately 28,000 persons, including participants and their families, took part in Varsity's special events.

         These championships, television specials and events are a revenue source to Varsity during its off-season and promote consumer awareness of Varsity(R) and Universal Cheerleader Association(R) products and services, as well as cheerleader and dance team activities in general.

Marketing Programs

         Varsity markets its uniforms and accessories under the Varsity trademark. The distinctive Varsity logo patch appears on the front of all uniforms manufactured by or for Varsity. Varsity annually mails to schools and school spirit advisors and coaches over 150,000 catalogs containing color photographs and descriptions of Varsity's uniforms and accessories. Varsity supplements its direct and catalog sales efforts with a telemarketing sales force of 12 full and part-time employees operating from its Memphis headquarters.

         Varsity annually publishes several newsletters which are directed toward cheerleaders and school spirit advisors. It also annually distributes, in certain targeted areas, a professionally produced video tape containing highlights of the Company's cheerleader and dance team camps and special events. Varsity distributes each year by direct mail over 178,000 four-color promotional brochures describing Varsity's cheerleader and dance team camps to schools, school principals, head cheerleaders, coaches, dance team captains and school spirit advisors.

         Varsity has developed various cross-marketing programs to promote its cheerleader and dance team camps, its uniforms and accessories. Specifically, Varsity's sales force of approximately 139 full-time representatives also promote Varsity's cheerleader and dance team camps. Similarly, the more than 1,689 instructors at Varsity's cheerleader and dance team camps promote sales of Varsity's merchandise.

Other Operations

         Varsity, through a wholly-owned subsidiary, Varsity/Intropa Tours, Inc. ("Varsity/Intropa"), operates a tour company that specializes in organizing trips for cheerleaders, bands, choirs and orchestras, dance and theater groups and other school affiliated or performing groups. Most tours are planned around a performance event. Prices are negotiated on a tour-by-tour basis and fluctuate based on factors such as the availability of discounts on air fares and foreign exchange rates, in the case of international tours. The tours are marketed to targeted groups via direct mailings, conventions, trade magazines, advertisements, and, more importantly, repeat business and referrals. Last year, Intropa handled the travel and concert arrangements for over 5,000 persons who toured the continental United States, Hawaii, Canada, Europe and Israel.

Training

         Varsity emphasizes the training of its instructors. Prior to the commencement of its camps, instructors participate in an intensive six-day training session where they are taught new cheerleading and dance material, as well as up-to-date teaching methods and safety techniques. Varsity hires its instructors by utilizing applications given to talented camp participants, supervisor evaluations and numerous nationwide tryouts. As a result of this process, Varsity believes it hires the most qualified and talented instructors available.

         Varsity was a founding member of and is an active participant in the American Association of Cheerleading Coaches and Advisors ("AACCA"), an industry trade group whose mission is to improve the quality of cheerleading and to maintain established safety standards. In 1990, AACCA published comprehensive certification and safety guidelines for cheerleading coaches. Varsity follows the AACCA safety guidelines in the training of its instructional staff and in the conduct of its cheerleader and dance team camps and competitions.

Competition

         Varsity is one of two major companies that designs and markets cheerleader, dance team and booster club uniforms and accessories on a national basis. In addition to Varsity and its major national competitor, National Sprit Group ("NSG"), there are many other smaller regional competitors serving the camp, uniform and accessories market in the United States. Varsity believes that the principal factors governing the selection of cheerleader and dance team uniforms and accessories are the quality, variety, design, delivery, service and, to a lesser extent, price.

         Varsity is also one of two companies that annually operate a significant number of cheerleader and dance team camps in the United States (the other being NSG). There are also many other companies and schools that operate camps and clinics on a regional basis. Varsity believes the principal factors governing the selection of a cheerleader or dance team camp or clinic are the reputation of the camp operator for providing quality instruction and supervision, location, schedule and the tuition charged for camp participation.

Trademarks and Service Marks

         Varsity registered various trademarks with the U.S. Patent and Trademark Office, including the following: the Universal Cheerleaders Association logo, the Varsity logo, the United Spirit Association logo, the National High School Cheerleading Championship logo, the Universal Dance Association logo, Universal Dance Camps, Varsity Spirit Fashions and The National Dance Team Championship.

THE  COMPANY

Seasonality and Backlog

         The Company's Riddell and Varsity operations are highly seasonal. Riddell Group's historical operations in recent years have been most profitable in the second and third quarters, with losses occurring in the fourth quarter, and the Varsity Group's operations have also generated operating income in the second and third quarters of each calendar year with offsetting losses each first and fourth quarter. Accordingly, the second and third calendar quarters have become the most important to the Company's profitability. This seasonal pattern is expected to continue.

         Orders for competitive football products and reconditioning services are solicited over a sales cycle that begins in the fall of each year at the end of the football season and continues until the start of football play at the end of the following summer. Delivery of competitive football products and performance of reconditioning services reach a low point during the football playing season. These activities contribute most to profitability in the first through third quarters of each calendar year.

         Riddell's sports collectible products are sold to retailers throughout the year. However, sales are at their peak during the third and fourth quarters as retailers build inventory in anticipation of both the football and the holiday shopping seasons.

         Varsity's spirit business and the results of its operations are highly seasonal. Varsity's cheerleader and dance team camps are held exclusively in the summer months and sales of uniforms and accessories occur primarily in the six months prior to the beginning of the school year. A substantial portion of Varsity's annual revenues and all of Varsity's net income are generated in the second and third quarters of the calendar year, while the first and fourth quarters have historically resulted in net losses.

         The selling season for competitive products sold by Riddell's direct sales force to schools and other institutional customers is well into its annual sales cycle, and order backlog for these product lines at March 15, 1998 was $13.4 million, a 10% increase over comparable March 15, 1997 backlog of $12.2 million. The competitive product increase was more than offset by a decrease in order backlog relating to orders for retail sports collectible products, resulting in an overall decline in backlog. The selling cycle for sports collectible products has only recently begun and, accordingly, retail backlog levels at March 15 are not necessarily indicative of sales levels which may occur for the full calendar year. Combining the competitive and retail products businesses and the spirit business, backlog for the Company at March 15,1998 was approximately $16.4 million, a decrease of $0.5 million from March 15, 1997 backlog of approximately $16.9 million.

Governmental Regulation

         Riddell's products and accessories are subject to the Federal Consumer Product Safety Act, which empowers the Consumer Product Safety Commission (the "CPSC") to protect consumers from hazardous sporting goods and other articles. The CPSC has the authority to exclude from the market certain articles which are found to be hazardous and can require a manufacturer to repurchase such goods. The CPSC's determination is subject to court review. Similar local laws exist in some states and cities in the United States, Canada and Europe. Riddell maintains a quality control program for its protective equipment operations and retail products that is designed to comply with applicable laws. To date, none of the Company's products has been deemed to be hazardous by any governmental agency.

         At present, no national governing body regulates cheerleading and dance team activities at the collegiate level. Although voluntary guidelines relating to safety and sportsmanship have been issued by the NCAA and some of the athletic conferences, to date cheerleading and dance teams are generally free from rules and restrictions similar to those imposed on other competitive athletics at the college level. However, if rules limiting off-season training are applied to cheerleading and/or dance teams (similar to rules imposed by the NCAA on certain sports), it is likely that Varsity would be unable to offer a significant number of its camps either because participants would be prohibited from participating during the summer or because enough suitable sites would not be available. Although the Company is not aware of any school officially adopting these activities as a competitive sport, recognition of cheerleading and/or dance teams as "sports" would increase the possibility that cheerleader or dance activities may become regulated. If Varsity were restricted from providing its training programs to colleges and high schools, or if cheerleaders and dance teams were restricted from training during the off-season, such regulations would likely have a material adverse effect on Varsity's business and operations. However, the Company currently does not believe that any regulation of collegiate cheerleading or dance teams as a "sport" is forthcoming in the foreseeable future, and in the event any rules are proposed to be adopted by athletic associations, the Company expects to participate in the formulation of such rules to the extent permissible.

         At the high school level, some state athletic associations have classified cheerleading as a sport and in some cases have imposed certain restrictions on off-season practices and out-of-state travel to competitions. However, in all cases to date, Varsity has been able to work with these state athletic associations to designate acceptable times for the cheerleaders within these states to attend camps. Varsity has also signed agreements with several state associations to assist with sponsoring and executing official competitions within these states. To date, state regulations have not had a material effect on Varsity's ability to conduct its normal business activities.

         Each of Riddell's and Varsity's operations at all of its facilities are subject to regulation by the Occupational Safety and Health Agency and various other regulatory agencies.

         The Company's operations are also subject to environmental regulations and controls. While some of the raw materials used by Riddell may be potentially hazardous, it has not received any material environmental citations or violations and has not been required to spend significant amounts to comply with applicable law.

Employees

         At February 28,1998, Riddell had 648 employees engaged as follows:
6 in product design, engineering and testing, 117 in manufacturing and distributing, 333 in reconditioning, 146 in sales and marketing and 46 in administration. Approximately 40 of Riddell's employees employed in manufacturing at the Chicago factory are represented by the Chicago and Central States Joint Board, Amalgamated Clothing and Textile Workers Union, under a collective bargaining agreement which will expire in January 1999. Approximately 30 of Riddell's employees working in reconditioning at the Company's New York facility are represented by the Local #500A United Food and Commercial Workers Union (AFL-CIO) under a collective bargaining agreement that expires in January 2000. Riddell believes that relations with its employees are satisfactory.

         At March 12, 1998, Varsity employed 426 full-time employees and 82 part-time employees. In addition, during the summer of 1997, Varsity employed approximately 1,689 summer camp instructors, trainers and administrators. None of Varsity's employees is covered by a collective bargaining agreement, and Varsity considers its relationship with its employees to be satisfactory.

Product Liability Proceedings and Insurance

         As part of its ongoing business, Riddell is routinely a defendant in various product liability law suits arising from personal injuries allegedly related to the use of Riddell helmets.

    Insurance

         Riddell maintains product liability insurance under a program initiated in December 1994. In January 1998, the Company and its insurer restructured this insurance program replacing the existing policy with a new policy, extending coverage through January 2005, three years beyond the previous policy term and providing reduced annual fixed cost with no material change in the scope of coverage. The policy is an occurrence-based policy providing coverage against claims currently pending against the Company and future claims relating to injuries occurring between December 1994 and January 2005 even if such claims are filed after the end of the policy period. The insurance program provides certain basic and excess coverages with combined aggregate coverage of over $40,000,000 subject to the limitations described below.

         The basic insurance coverage under the policy provides coverage of up to $2,250,000 per claim in excess of an uninsured retention (deductible) of $750,000 per occurrence ("Basic Coverage"). The Basic Coverage, which does not affect the availabilty of the excess coverage described below, has an aggregate limit which is currently $4,300,000, but the policy allows the Company to increase this maximum limit to $7,700,000 at any time by prepaying the required premium, which counts at 120% of the amount paid toward the limit.

         The insurance program also provides for additional coverage ("Excess Coverage") of up to $20,000,000 per occurrence, in excess of the first $3,000,000 of each claim which is covered by the Basic Coverage, to the extent available. Claims covered by the Excess Coverage are subject to one of two separate $20,000,000 aggregate policy limits, depending on the date of the related injury. The first $20,000,000 aggregate limit applies to claims for injuries occurring prior to January 31, 1998 and claims occurring after January 1998, are covered under the second separate $20,000,000 aggregate limit.

         The Company's product liability insurance carrier is a division of American International Group, Inc., which has been rated A++XV by A.M. Best Property and Casualty Insurance Rating Company. There is no certainty that coverage will remain available to the Company after 2005 or that the insured amounts will be sufficient to cover all future claims.

         Each of Riddell and Varsity carries general liability insurance with coverage limits which the Company believes are adequate for its business.

    Product Liability Proceedings

         Riddell has historically been a defendant in product liability personal injury suits allegedly related to the use of football helmets manufactured or reconditioned by subsidiaries of the Company, including suits relating to helmets made by BSN Corp.'s helmet division prior to its acquisition by Riddell in 1991. As of March 15, 1998, six product liability cases were pending against Riddell.

         The Company has established reserves for pending product liability claims and determines its reserves based on estimates of losses and defense and settlement costs which it anticipates would result from such claims based on information available at the time the financial statements are issued. Due to the uncertainty involved with estimates, actual results have at times varied substantially from earlier estimates and could do so in the future. Accordingly, there can be no assurance that the ultimate costs of these claims or potential future claims will fall within the established reserves. See Note 10 to the Consolidated Financial Statements.


Item 2: PROPERTIES

         Riddell owns its principal football helmet manufacturing facility located in Chicago, Illinois. and has 14 other locations, 10 of which are used in its reconditioning operations.

         Varsity leases its facilities throughout the U.S.

         The Company believes its properties, machinery and equipment are adequate for its current requirements.

      Set forth below is certain information regarding the Company's principal properties:

------------------------------------------------------------------------------
                                                                  Lease
                                                    Square      Expiration
Location                  Principal Use            Footage         Date
------------------------------------------------------------------------------
New York, New York    Corporate headquarters      3,800      September 1999

Chicago, Illinois     Headquarters of            95,000      Owned
                      Riddell, Inc. and
                      helmet manufacturing

Elk Grove             Warehouse and              83,000      March 2000
Village,              distribution center
Illinois

Elyria, Ohio          Headquarters for All       50,000      May 2000
                      American Sports
                      Corporation
                      reconditioning
                      operations and
                      customer service

San Antonio,          Reconditioning             27,000     October 1998
Texas(1)

Stroudsburg,          Reconditioning and         44,000     October 1998
Pennsylvania(1)       shoulder pad
                      customizing

Belton,               Reconditioning              6,600     January 1999
Missouri

Buffalo, New York     Warehouse                   6,400     Month-to-month

Burgettestown,        Reconditioning             17,000     September 2013
Pennsylvania

Franklin Park,        Reconditioning             16,000     June 2000
Illinois

Fort Valley,          Reconditioning             15,000     October 1998
Georgia(2)
Ft. Erie,             Reconditioning              5,000     Year-to-year
Ontario, Canada

New Rochelle,         Reconditioning             23,000     January 2000
New York

San Leandro,          Reconditioning             19,600     July 2002
California

Memphis,              Headquarters for           63,700     October 2000
Tennessee             Varsity's Operations
                      and Manufacturing

Memphis,              Warehouse                  21,500     October 1998
Tennessee

Sunnyvale,            Office/Warehouse           10,030     November 2000
California

Decatur,              Sport Gym                  12,000     July 1998
Georgia

Carrollton,           Sport Gym                  11,050     January 2000
Texas

Bellaire, Texas       Office                      2,984     November 2000

------------------

(1) Lease is  subject to renewal  by  Riddell  for three  years.
(2) Lease renewable at Riddell's option for four years.

ITEM 3. LEGAL PROCEEDINGS

         Riddell and its subsidiaries from time to time become involved in various claims and lawsuits incidental to their businesses including without limitation, employment related, product liability and personal injury litigation. See Item I--"-Product Liability Proceedings and Insurance."

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

      None.

                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

         The Company's Common Stock is quoted on the NASDAQ-NMS under the symbol RIDL. As of March 19,1998, there were approximately 875 holders of record of the Company's Common Stock. The following table sets forth the high and low sales prices for the Common Stock as reported by the NASDAQ-NMS for the periods indicated:


                                                High               Low
                                                ----              ----
Year Ended December 31, 1996:
First Quarter                                   5 7/8             2 7/8
Second Quarter                                  6 1/8             4 1/16
Third Quarter                                   5 1/2             4 1/4
Fourth Quarter                                  5 1/2             4 1/4

Year Ended December 31, 1997:
First Quarter                                   5 1/2             3 7/8
Second Quarter                                  5 7/8             3 5/8
Third Quarter                                   6                 4 5/16
Fourth Quarter                                  5 3/8             3 7/8

      The last sale price of the Common Stock on December 31, 1997 was $5.00.

Dividend Policy

         Since its inception, the Company has not declared or paid, and does not currently intend to declare or pay, any dividends on shares of its Common Stock, and intends to retain future earnings for reinvestment in its business. Any future determination to pay cash dividends will be in the discretion of the Board of Directors and will be dependent upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors. The Company's financing arrangements under its revolving credit facility and the Senior Notes impose restrictions on the Company's ability to pay cash dividends or make other distributions on its Common Stock.


ITEM 6.  SELECTED FINANCIAL DATA

      The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this report.

                             (In thousands, except per share amounts)

Operating Data (1)                                              Year Ended December 31,
                                              -----------------------------------------------------------
                                                 1997         1996        1995        1994         1993
                                                ------       ------      ------      ------       -----
  Net revenues ............................   $ 138,273    $  72,382   $  67,043   $  55,412    $  48,753
  Cost of revenues ........................      80,675       38,813      35,794      29,792       28,885
                                              ---------    ---------   ---------   ---------    ---------
  Gross profit ............................      57,598       33,569      31,249      25,620       19,868
  Selling, general and administrative
     expenses(2) ..........................      46,278       27,853      25,983      28,614       23,395
  Other charges ...........................        --           --          --         1,188        2,170
                                              ---------    ---------   ---------   ---------    ---------
  Income (loss) from operations ...........      11,320        5,716       5,266      (4,182)      (5,697)
  Interest expense ........................      11,879        2,763       2,795       2,001        2,029
                                              ---------    ---------   ---------   ---------    ---------
  Income (loss) before taxes, extraordinary
     item and cumulative effect of changes
     in accounting principles .............        (559)       2,953       2,471      (6,183)      (7,726)
  Income taxes (credits) ..................        --            110         100      (1,250)      (2,245)
  Income (loss) before extraordinary item
     and cumulative effect of changes
     in accounting principles(3) ..........   $    (559)   $   2,843   $   2,371   $  (4,933)   $  (5,481)
                                              =========    =========   =========   =========    =========

  Earnings (loss) per share before
    extraordinary item and cumulative
    effect of changes in accounting
    principles (5):
       Basic ..............................   $   (0.07)   $    0.35   $    0.29   $   (0.62)   $   (0.69)
       Diluted ............................       (0.07)        0.33        0.29       (0.62)       (0.69)

Balance Sheet Data (1) (4)                                               December 31,
                                              ------------------------------------------------------------
                                                 1997         1996        1995        1994         1993
                                                ------       ------      ------      ------       ------
  Working capital .........................   $  37,599     $ 25,957    $ 19,286    $ 11,036     $ 13,231
  Total assets ............................     181,761       76,361      74,125      72,252       60,656
  Long-term debt, less current portion.....     122,500       29,984      23,600      20,168       17,442
  Shareholders' equity ....................      32,125       27,745      24,902      24,431       29,459

------------------
(1)  In June 1997 the Company acquired Varsity Spirit Corporation.

(2) In 1994 selling, general and administrative expenses included an adjustment to record a $4.6 million charge for a product liability litigation loss.

(3) In 1993 a charge was recorded for the cumulative effect on prior years of a change in accounting principles for income taxes of $51,000 ($0.01 per share) and a change in accounting principles for contingent product liability of $214,948 ($0.03 per share). An extraordinary item in 1995 consisted of a $1,900,000 ($0.23 per share) provision for costs relating to fraudulent transfer litigation.

(4) See Note 10 to the Company's consolidated financial statements relating to contingent liabilities.

(5) On December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share" (SFAS 128"). All current and prior years earnings (loss) per share data have been restated to conform to the provisions of SFAS 128.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      Overview

      On June 19, 1997 the Company acquired Varsity Spirit Corporation (the "Acquisition" and "Varsity"). Varsity's operations now comprise the Company's spirit segment and include the design and marketing of cheerleader and dance team uniforms for sale to the school spirit industry and the operation of high school and college cheerleader and dance team camps, clinics and special events.

      In transactions related to the Acquisition, the Company issued $115 million of 10.5% Senior Notes, sold approximately $4.4 million of its Common Stock to certain key managers of Varsity, entered into a new working capital credit facility and repaid certain other long term debt.

      The Acquisition significantly increased the size of the Company's business. On a pro forma basis, revenue for the Company combined with Varsity was $174.1 million in 1997 and $160.8 million in 1996, more that twice the Company's historical stand-alone revenues for the year before the Acquisition.

      Also in 1997 the Company settled certain litigation (unrelated to product liability) which had been ongoing for several years, resulting in a curtailment of the high levels of legal expenses relating to these actions.

      The Company's operating results for the year ended December 31, 1997 include Varsity's operating results from the date of acquisition, not the full year. Since 1997 operating results for the Company include only this partial year of Varsity's operations and 1996 operating results do not include any of Varsity's operating results, the 1997 and 1996 operating results are not comparable and are not indicative of the combined operations of the Company on a going forward basis. To assist in overcoming this limitation this presentation includes a comparison of certain pro forma operating results for 1997 and 1996 to supplement the comparison of actual results. As used in this discussion, the pro forma results are on the basis described and presented in Note 2 of the Consolidated Financial Statements and include Varsity's preacquisition results together with certain pro forma adjustments.

      Operations for the year resulted in a net loss on both an actual and pro forma basis. On an overall basis, those portions of the Company's operations, in both its historical sports products segment and the recently acquired spirit segment, which sell to schools and other institutional customers through the Riddell and Varsity direct sales forces demonstrated improvements in revenues and operating income for the year. This revenue improvement was offset to some degree and, as a result, the operating income improvement was more than offset by declines from the Company's line of retail sports collectibles sold through retail channels and its youth sports products which are sold through dealers. In response to these results the Company has recently hired new management for the retail product lines and shifted the primary method of distributing youth sports products toward direct marketing using the Company's in-house sales force.


Pro Forma Year Ended December 31, 1997 Compared to
Pro Forma Year Ended December 31, 1996

      Pro Forma Revenues

      Pro forma revenues for the year ending December 31, 1997 increased $13.3 million, or 8%, to $174.1 million from $160.8 million in 1996.

      Pro forma revenues from the Company's spirit segment, acquired in the Acquisition, increased 15% to $101.4 million in 1997 from $88.4 million in 1996. This improvement reflected an increase in sales of uniforms and accessories of $7.0 million, or 14%, in comparison to 1996, as well as growth in the number of camp participants which contributed to an increase in camp and event revenues of $6.0 million or 15% over 1996 levels.

      Revenues generated by the Company's sports product and trademark licensing segments are discussed below in the comparison of actual 1997 and 1996 results.


      Pro Forma Gross Profit

      Pro forma gross profit for 1997 was $71.0 million, an increase over pro forma gross profit of $68.4 million for 1996.

      Pro forma gross profit from the Company's spirit segment, acquired in the Acquisition, increased $4.0 million, or 12%, for 1997 to $38.8 million from $34.8 million in 1996. Pro forma gross profit for the spirit segment was reduced by $0.8 million of charges stemming from a revaluation of inventory in June 1997 and included in Varsity's preacquisition results. Pro forma gross margins were also impacted by increased freight and overtime costs incurred in the segment's uniform and accessory business in order to overcome certain production delays which occurred during the year.

      Gross profit generated by the Company's sports products and trademark licensing segments is discussed, below, in the comparison of actual 1997 and 1996 results.


      Pro Forma Selling, General and Administrative Expenses

      On a pro forma basis, selling, general and administrative expenses for 1997 were approximately $63.0 million, an increase over pro forma expenses of $55.5 for 1996.

      Pro forma selling, general and administrative expenses for the Company's spirit segment, acquired in the Acquisition, increased $5.3 million for 1997 to $33.0 million from $27.6 million in 1996. This increase is generally due to increases in variable expenses associated with increased sales volume. The pro forma 1997 expenses also include the impact of a non-cash charge of $0.6 million relating to in-the-money Riddell stock options contractually granted to certain Varsity employees (as further discussed in Note 8 of the Consolidated Financial Statements) and a charge of $0.4 million stemming from a revaluation of receivable reserves in June 1997 and included in Varsity's preacquisition results. The segment's pro forma selling, general and administrative expenses also reflect start-up costs associated with Co. Dance, a new venture in the private dance studio market.

      Selling, general and administrative expenses incurred by the Company's historical operations are discussed below in the comparison of actual 1997 and 1996 results.


Year Ended December 31, 1997 Compared to The Year Ended December 31, 1996 (Comparison of Actual Results)

      Revenues

      Total revenues for the year ended December 31, 1997 increased to $138.3 million from $72.4 million for the year ended December 31, 1996. This increase included revenues from the recently acquired Varsity operations of $65.6 million for the period from the June acquisition through December 31, 1997.

      Net sales of the Company's sports products segment increased $0.4 million, or under 1%, to $70.3 million in 1997 from $69.9 million in 1996. The Company achieved a gain in sales to its institutional customers while experiencing offsetting declines in its other product lines, as further discussed in the following paragraphs.

      Sales of athletic products and services sold to schools and other institutions by the Riddell in-house sales force, which comprised approximately 70% of the revenues from the Company's historical sports products segment for 1997, increased approximately $5.2 million, or 12%, over 1996 levels. The Company benefitted from initial sales of its newly introduced line of athletic practice clothing and continued to experience volume gains in most of its core football protective product lines and reconditioning services.

      The Company experienced a decrease in sales of collectible products sold to retailers, youth athletic products sold through recreational dealers and, to a lessor extent, products sold internationally. Sales for these product lines decreased an aggregate of $4.8 million, or 19%, from 1996 levels.

      The Company believes that the principal reasons for the declines in sales of retail collectible products related to the timing of new product introductions and industry-wide cautiousness in making inventory commitments for licensed sports products. As part of a restructuring of its consumer products group, early in 1998 the Company replaced the head of its retail group and filled the sales manager position which had been vacant since July 1997.

      While sales of youth products had increased somewhat in 1996, the 1997 decrease represents the continuation of a trend that started in late 1994, when the Company changed its method of distribution for institutional products, replacing independent dealers with its direct sales force. At that time it left recreational youth products exclusively with the dealer network and anticipated sales declines in youth products as dealers de-emphasized the Company's products in reaction to the company's withdrawal of institutional products from dealers. Because of the decline in sales of youth products the Company decided to change its principal means of distributing these products and in late 1997 began to sell youth products to recreational teams and organizations on a direct basis. Youth products will also continue to be offered to recreational team dealers and distributors. Sales of youth products constituted 2% of the Company's revenues in 1997. This change in distribution strategy could lead to lower youth product sales to dealers which may or may not be offset by direct sales.

      Royalty income from trademark licensing in 1997 decreased by 4%, or $0.1 million. The Company recognized gains in MacGregor royalties from Kmart and royalties from its Riddell apparel and sock licenses. These gains were offset by royalty declines due to the expiration of a MacGregor license with Thom McAn which had generated $0.3 million in prior years and the cessation of royalty receipts from the Company's Riddell footwear licensee. As described elsewhere in this report, the Company has assigned certain future royalties from its Riddell footwear licensee, for up to ten years, to other parties to settle certain litigation. While the license has recently been transferred to a new licensee, the assignment remains in place.

      The Company has derived a significant portion of its royalties from licensing the MacGregor trademark to Kmart under an arrangement which expires in mid 1998. Royalty income generated from this license was approximately $2.0 million in 1997. The Company has renewed the footwear portion of this license, which represented approximately 40% of royalties under the license, for an initial term ending June, 2001 on substantially the same terms. Kmart has indicated that it will not be renewing the sports apparel portion of the license, which also has generated approximately 40% of royalties under the license. Discussions on the renewal of the remaining smaller categories which include socks and athletic bags have not reached a conclusion. The Company intends to seek a new licensee to replace Kmart for MacGregor sports apparel, as well any other category not renewed, after the Kmart license expires. Also see "MacGregor Trademark" and "Business - Riddell - Trademarks, Service Marks and License Agreements."

      Gross Profit

      Gross profit for the year ended December 31, 1997 increased to $57.6 million from $33.6 million for 1996. This increase included gross profit from the recently acquired Varsity operations of $25.4 million for the period from the Acquisition date through December 31, 1997.

      Gross profit from the Company's sports products segment, which does not include the operations acquired from Varsity, decreased by $1.3 million to $29.8 million for 1997 from $31.1 million in 1996. Related gross margin rates decreased to 42.4% of sales for 1997 from 44.5% of sales for 1996. The decline in gross profit and gross margin rates was due to several factors. First, the decline in sales of retail sports collectibles discussed above heavily impacted gross profit and the margin rate as these products carry higher than average margins. In addition, sales of practice wear, which increased during the periods as discussed above, also diluted gross margins as expected. Margins on practice wear, which normally carry a lower margin than the Company's historical product lines, were also negatively impacted during 1997 by start up costs of related screen printing operations and introductory pricing. Also, while institutional reconditioning business volume increased, margins for this product line were down due to higher costs associated with the initial year of reconditioning work on equipment from new customers gained during the year and an increase in material and parts usage.

      The Company believes that gross margin rates could decline in future periods due to its strategy of introducing new products, although such decreases would not likely be as large as the decrease in pro forma margin rates experienced in 1997 which included the other causes discussed above. New product introductions may include products which carry lower margins than the average of the Company's other products and the Company is likely to incur start up costs on new product lines as they are introduced. Margins could also be negatively impacted in future years if growth of newer lower margin products exceeds the growth of product lines with higher margins.

      While trademark licensing does have certain costs including selling, general and administrative expenses, there are no costs which are deducted in arriving at gross profit. Accordingly, any increase or decrease in royalty income results in a corresponding increase or decrease in gross profit.

      Selling, General and Administrative Expenses

      Selling, general and administrative expense increases reflect expenses from the recently acquired Varsity operations of $16.2 million for the period from the Acquisition date through December 31, 1997.

      Selling, general and administrative expenses from the Company's historical operations increased 8%, or $2.2 million, to $30.1 million for 1997 from $27.9 million in 1996. The year to date increase in expenses is largely attributable to increased legal expenses related to various litigation (exclusive of product liability matters) that were resolved during 1997 as discussed elsewhere in this report. Total litigation expense related to these litigation matters amounted to $2.8 million for 1997 and $1.2 million 1996. These litigation matters were settled in 1997, curtailing the high levels of legal expenditures relating to these actions.

      Interest Expense

      Interest expense for 1997 increased significantly over 1996 levels due to the costs of additional debt incurred to finance the Varsity Acquisition and the inclusion of a $3.0 million onetime charge relating to the commitment fee for bridge financing that had been obtained as part of the transactions surrounding the Acquisition. The increase in debt incurred to finance the Acquisition, as further discussed below, will have a continuing impact on interest expense in future periods.

      Income Taxes

      Tax expense for both 1997 and 1996 was reduced by the benefit of net operating loss carryforwards recognized in those years. The recognition of these tax benefits had the effect of decreasing tax expense by approximately $0.5 million in 1997 and $1.2 million in 1996. The Company anticipates that any remaining unrecognized tax benefit for financial reporting purposes would be phased out upon the generation of approximately $1.5 million in future pre-tax income and adjustments. The goodwill recorded in connection with the Varsity Acquisition will generate approximately $1.7 million in annual amortization charges that are not deductible for income tax purposes during future years. This increase in the level of permanent differences between income computed for financial reporting purposes and for income tax purposes will have the effect of increasing the Company's effective tax rate in future years.


Year Ended December 31, 1996 Compared to The Year Ended December 31, 1995

      Overview

      The discussion of operations for 1996 in comparison to 1995 is based on the reported results for the Company and do not include any pro forma impact of the operations acquired from Varsity in 1997.

      Operations for the year ended December 31, 1996 resulted in a 20% increase in net income to $2.8 million or $0.33 per share (on a diluted basis), in comparison to 1995 earnings of $2.4 million or $0.29 per share (on a diluted basis), before an extraordinary item. An extraordinary item in 1995 consisted of a $1.9 million charge to establish a provision for costs related to certain fraudulent transfer litigation. At the time the provision was established, a settlement had been agreed to between the parties but this litigation was not settled until 1997, as discussed elsewhere in this report, and was settled under an agreement different from the one anticipated at the time the provision was recorded.

      In 1996 the Company benefitted from increased sales volume over most of its product lines which, combined with a favorable sales mix, improved the Company's gross margins from sales of sports products. These gains were offset by a decrease in royalties from trademark licensing and an increase in selling costs.

      Revenues:

      Net sales of the Company's sports products segment increased by 10% in 1996 to $69.9 million from $63.6 during 1995. The Company experienced sales gains in most of its product lines, including overall increases in sales of athletic products, sports collectible products and reconditioning services.

      Sales of competitive athletic products increased approximately $2.0 million, or 8%, in comparison to 1995 levels. Sales of these products, principally football helmets and shoulder pads sold to schools and other institutions, reflect increased volume and selected price increases to offset rising costs. Unit volume increases occurred as the Company gained experience in direct distribution of institutional products. The Company also benefitted from other actions taken to increase institutional sales. These actions included increases in the number of salesmen calling on schools, more intensive sales training, incremental field sales managers, new sales incentive programs, and the introduction of additional athletic products. In spite of continuing de-emphasis by the Company's historical independent dealers, sales of youth products increased in 1996 as the Company expanded its distribution. The Company experienced an anticipated decline in sales of these products in 1995 as many dealers stopped purchasing Riddell youth products when they were no longer offered the Company's institutional product lines.

      Sales of reconditioning services increased 3%, or approximately $0.7 million over comparable 1995 levels. This improvement was principally due to moderate price increases.

      Sales of sports collectible products increased approximately 20%, or $3.5 million over 1995 levels. This improvement was due to increased volume in sales of the Company's line of miniature helmets.

      Royalty income decreased by 27% to $2.5 million from $3.4 million in 1995. MacGregor licensing royalties decreased 20%, or approximately $0.5 million in comparison to 1995 due a to decline in royalties from Kmart and the inclusion in 1995 of certain non-recurring royalties. Royalties from other MacGregor licensees remained stable at minimum contractual levels. Royalty income for 1996 included approximately $0.3 million in royalties from licenses which expired at the end of 1996. The larger of these two licenses was with Thom McAn which had licensed the MacGregor trademark for athletic shoes but had withdrawn from the athletic shoe market.

      Royalties from the licensing of the Riddell trademark decreased from approximately $0.8 million in 1995 to approximately $0.4 million in 1996. The decline was principally due to two previously announced events which took place near the end of 1995. First, the Company terminated a license for certain athletic equipment due to the licensee's failure to pay royalties. Secondly, the Company revised the terms of a license for Riddell branded leisure apparel in conjunction with the related licensee's restructuring of its product lines. The revised leisure apparel license called for a lower level of minimum royalties than those paid in 1995. The Company also saw a decrease in royalties received from its Riddell athletic footwear licensee as the licensee offset certain amounts against royalties due the Company in 1996.

      Gross Profit

      Gross profit attributable to the sports products segment increased $3.3 million or 12%, to $31.1 million for the year ended December 31, 1996 from $27.8 million for the year ended December 31, 1995. Gross profit margin rates for the segment increased to 44.5% of sales in 1996 from 43.7% of sales for 1995. The increase in gross profit is principally due to sales increases discussed above. Other factors contributing to the improvement in gross margins were changes to the sales mix, efficiencies due to higher volumes and selective price increases taken to offset rising costs.

      Selling, General and Administrative Expenses

      Selling, general and administrative expenses increased $1.9 million or 7% over 1995 levels. These increases are attributable to higher levels of selling, marketing and promotional expenses relating to the Company's sales of competitive athletic products sold to schools and other institutions. These selling expense increases were incurred in taking certain actions to increase sales of competitive athletic products as discussed under revenues, above. These increases in selling expenses were offset in part by a decline in administrative expenses with the end result that overall selling, general and administrative expenses remained relatively stable as a percentage of revenues, decreasing to 38.5% of revenues in 1996 from 38.8 % of revenues in 1995.

      Interest Expense

      Interest expense was relatively stable between the two years with an overall decrease of approximately 1%. An overall decrease in average interest rates was offset, in part, by increases in average indebtedness relating to increased levels of overall business volume. A substantial portion of the Company's borrowings were based on its bank's prime rate, which averaged 8.27% in 1996, a 6% decrease from an average rate of 8.83% in 1995. Average interest rates also decreased as a result of the Company's issuance of a $7,500,000, 4.1% convertible subordinated note in November 1996. The majority of the proceeds of this note were used to repay indebtedness which carried higher interest rates.

      Income Taxes

      Tax expense for both 1996 and 1995 was reduced by the benefit of net operating loss carryforwards recognized during the years. The recognition of these tax benefits had the effect of decreasing tax expense by approximately $1.2 million in 1996 and approximately $0.9 million in 1995.


MacGregor Trademark

      The Company acquired certain rights to the MacGregor trademark and related license agreements as part of an acquisition in 1988 at an allocated cost of approximately $20.1 million. The Company is amortizing the trademark rights over a period of forty years, and the license agreements over their terms. The unamortized cost of these assets included in intangible assets at December 31, 1997 was approximately $13.7 million. ( See Note 6 of the Consolidated Financial Statements). The Company considers licensing revenues derived from the MacGregor trademark rights to be a material part of its business. A material decline in the royalties from the MacGregor trademark rights could have a material adverse effect on the Company's results of operations. Furthermore, if there were a material decline in the revenues from the MacGregor trademark, then the carrying amount of the MacGregor trademark rights could be deemed to have been impaired. A write-down for such impairment could have a material adverse effect on the Company's financial position and results of operations.


Year 2000 Issues

      The Company uses computer systems across its business, and like virtually all companies and organizations, is faced with the task of addressing the Year 2000 issue over the next two years. The Year 2000 issue relates to the possibility that computer systems may not be able to properly process data which utilizes dates after December 31, 1999. The Company has been engaged in a program to assess and correct related problems in existing systems or, in the case of a system otherwise slated for replacement, to obtain a new system which is Year 2000 compliant. In this regard, the Company has incurred expenses for Year 2000 remedial programs of approximately $200,000 in 1997 and anticipates that costs will remain at this level over the next year, exclusive of the cost of the new system being procured. The cost of the new system is not expected to impact capital expenditures beyond the level generally experienced over the past two years, on a pro forma basis. The Company will utilize both internal and external resources to reprogram or replace and test systems for Year 2000 compliance. The Company plans to complete its Year 2000 compliance program by early 1999 and believes that completion of the program can mitigate its Year 2000 issues. However, the issues involved are full of complexities and uncertainties, and if all required modifications and conversions are not identified and completed on a timely basis, the Year 2000 issue could result in a material impact on the Company.

      While the Company believes it is taking all appropriate steps to become Year 2000 compliant, it is dependant on customer, vendor and other third party compliance to a large extent. While the Company has had communications with certain customers and suppliers on this issue, the diversity of its customer and supplier base make it impracticable to determine the full extent to which the Company may be vulnerable to those third parties' failures to remediate their own Year 2000 issues. There can be no guarantee that the systems of customers, vendors and other companies will be timely converted and that failure to convert would not have a material adverse effect on the Company.


Liquidity and Capital Resources

      Changes in debt structure

      In order to finance the Varsity Acquisition, the Company issued $115 million of 10.5% Senior Notes due 2007 and entered into a new credit facility for a $35 million five year revolving line of credit. See Note 7 of the Consolidated Financial Statements.

      Overall, the costs of the Acquisition and the financing used approximately $101 million of cash, net of $4.4 million of gross proceeds from newly issued stock sold to certain key employees of Varsity. The remaining $14 million of proceeds from the issuance of the $115 million Senior Notes, together with draws under the new revolving line of credit, were used to repay debt consisting of a $5 million term note with interest at prime plus 0.5%, $439,000 of 8% subordinated notes due to certain shareholders and approximately $150,000 of other notes payable which had been discounted at 6.5% and to refinance and reduce the Company's and Varsity's existing lines of credit. All of the Company's preexisting long term debt was repaid except for its $7.5 million of 4.10% Convertible Subordinated Notes.

      The Company incurred debt issue costs of approximately $5.4 million in connection with the Senior Notes and approximately $0.8 million of costs in connection with the new credit facility. These costs will be amortized to interest expense over the life of the related debt.

      The Senior Notes and the New Credit Facility impose certain covenants on the Company, including covenants limiting the amount of additional indebtedness the Company may incur, its ability to engage in future acquisitions, its ability to sell assets and apply proceeds from them and the amount of dividends the Company may declare and pay. The covenants in the New Credit Facility also require the Company to maintain specified financial ratios and meet specified financial tests, all of which may impose limitations on the Company's future liquidity.

      Capital Expenditures

      Combined capital expenditures for the Company and Varsity totaled approximately $2.7 million in 1997 and $3.0 million in 1996.

      Working Capital Seasonality and Liquidity

      The Company has historically sold a significant portion of its competitive football products and reconditioning services on dated payment terms to its customers (primarily high schools and colleges). Accordingly, trade receivables increase throughout the year as sales are made on these dated payment terms. The increase in trade receivables continues throughout an annual cycle until reduced at the end of the cycle as the dated receivables become due, generally in the following July to October period. In order to finance the resulting receivable levels, the Company has maintained a revolving line of credit. The outstanding balance on the revolving line of credit generally follows the seasonal receivable cycle described above, increasing as the level of receivables increase until the midsummer of each year when collections of the dated receivables begin and are used to reduce the outstanding balance.

      The recently acquired operations of Varsity follow a similar pattern. Varsity's slow season runs from the fourth quarter and last into the second quarter, a period in which Varsity generates lower levels of revenue while incurring expenditures in preparation for its approaching business season. Working capital demand reaches a peak in the middle of the second quarter. Varsity has historically repaid these borrowings by early in the third quarter as its collections begin to pick up in June with the start of camp and continues at a seasonally high level through the fall of each year as many of its receivables are collected from the sale of uniforms and related goods.

      There were no outstanding borrowings at December 31, 1997 under the Company's New Credit Facility which matures in 2002 and provides for seasonal borrowings under a revolving line of up to $35 million, dependant on certain levels of receivables and inventories. The Company anticipates that it will need to modify certain financial covenants contained in its credit facility during 1998. Based on the Company's relationship with its lenders and recent discussions, the Company believes that it will be able to obtain the necessary modifications to its credit facility, although there can be no such assurance that this will be the case.

      In addition to the historical seasonality of the Company's businesses, the Company expects that its new debt structure will impact the seasonality of its working capital demands as the semi-annual interest payments on the $115 million of 10.5% Senior Notes come due each January and July. There are no principal payments due on the Senior Notes until they mature in 2007.

      As a result of the financing transactions associated with the Varsity Acquisition discussed above, the Company's debt service obligations have increased significantly. The ability of the Company to meet its debt service and other obligations will depend on its future performance and is subject to financial, economic and other factors, some of which are beyond its control. However, the Company believes that operating cash flow together with funds available from the line of credit under the credit facility will be sufficient to funds its debt service and seasonal and other working capital requirements in the foreseeable future.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See Item 14(a) in Part IV and page F-1 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                  PART III

         The Registrant hereby incorporates by reference in response to
Part III its Proxy Statement to be filed pursuant to Regulation 14A by April 30, 1997 (except to the limited extent the rules and regulations of the Commission authorize certain sections of such Proxy Statement not to be incorporated herein by reference, as specifically indicated in such Proxy Statement).

                                  PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)(1) and (a) (2) Financial Statements and Schedules to Financial Statements

            The financial statements, notes thereto, financial statement schedules and accountants' report listed in the "Index to Financial Statements" on page F-1 of this Report are filed as part of this Report.

      (a)(3)  Exhibits

            The exhibits listed in the Exhibit Index attached to this Report are filed as part of this Report.

      (b) Reports on Form 8-K

            Form 8-K filed December 23, 1997 and as amended February 19, 1998 reporting the Company's results of operations for the third quarter of 1997 and incorporating by reference certain sections on the Company's registration statement on Form S-4.

            Form 8-K dated February 5, 1998 reporting ECG2, Inc. purchased the assets of Pursuit Athletic Footwear, Inc., and became the Company's new footwear licensee of the "Riddell" brand and that the Company's subsidiary, Varsity Spirit Corporation, is expanding its dance business to include an expanded line of dancewear and a new venture that runs regional dance conventions and competitions for private dance studio students.



                       INDEX TO FINANCIAL STATEMENTS


                                                                       Page

   Report of Independent Certified Public Accountants................   F-2

   Consolidated Balance Sheets at December 31, 1997 and 1996 ........   F-3

   Consolidated Statements of Operations for the years ended
        December 31, 1997, 1996 and 1995 ............................   F-4

   Consolidated Statements of Shareholders' Equity for the years
        ended December 31, 1997, 1996 and 1995 ......................   F-5

   Consolidated Statements of Cash Flows for the years ended
        December 31, 1997, 1996 and 1995 ............................   F-6

   Notes to Consolidated Financial Statements........................   F-7



   Financial Statement Schedules

     Report of Independent Certified Public Accountants on Schedule.... S-1

     Schedule II - Valuation and Qualifying Accounts................... S-2

     All other financial statement schedules are omitted as the required information is presented in the financial statements or the notes thereto or is not necessary.





             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS









Board of Directors
Riddell Sports Inc.


           We have audited the accompanying consolidated balance sheets of Riddell Sports Inc. (a Delaware corporation) and Subsidiaries as of December 31, 1997and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the management of Riddell Sports Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

           In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Riddell Sports Inc. and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.




                                                         GRANT THORNTON LLP


Chicago, Illinois
February 21, 1998




                    RIDDELL SPORTS INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                               (In thousands)


                                                                                           December 31,
                                                                                    1997                 1996
                                                                               ------------        ----------
                              ASSETS (Note 7)
Current assets:
   Cash      ..................................................................      $1,011                 $357
   Accounts receivable, trade, less allowance for doubtful
      accounts ($824 and $513 respectively) (Note 3)...........................      26,425               15,145
   Inventories (Note 4)........................................................      24,066               16,406
   Prepaid expenses............................................................       6,800                4,835
   Other receivables...........................................................       1,562                  159
   Deferred taxes (Note 11 )...................................................       1,358                1,820
                                                                               ------------        -------------
             Total current assets                                                    61,222               38,722
Property and equipment, less accumulated depreciation (Note 5).................       7,823                3,507
Intangible assets and deferred charges, less accumulated.......................
   amortization (Note 6) ......................................................     112,118               34,067
Other assets...................................................................         598                   65
                                                                               ------------        -------------
                                                                                   $181,761              $76,361
                                                                               ============        =============


                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt (Note 7).................................. $        -                $1,158
   Accounts payable............................................................       8,377                4,867
   Accrued liabilities (Notes 10 and 12).......................................      10,717                6,740
   Customer deposits...........................................................       4,529                   -
                                                                               ------------        ------------
             Total current liabilities                                               23,623               12,765
Long-term debt, less current portion (includes $439
   due to shareholders at December 31, 1996) (Note 7)                               122,500               29,984
Deferred taxes (Note 11).......................................................         453                1,820
Other liabilities (Notes 10 and 12)............................................       3,060                4,047
Commitments and contingent liabilities (Notes 9 and 10)

Shareholders' equity (Note 8):
   Preferred stock, $.01 par; authorized 5,000,000 shares; none issued
   Common stock, $.01 par; authorized 40,000,000 shares; issued
      and outstanding 9,079,154 and 8,067,985 shares, respectively.............          91                   81
   Capital in excess of par....................................................      36,386               31,457
   Accumulated deficit.........................................................      (4,352)              (3,793)
                                                                               ------------        -------------
                                                                                     32,125               27,745
                                                                               ------------        -------------
                                                                                  $ 181,761             $ 76,361
                                                                               ============        =============


               See notes to consolidated financial statements




                    RIDDELL SPORTS INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In thousands, except per share amounts)

                                                                                       Years ended December 31,
                                                                           1997            1996            1995
                                                                       ------------    -----------     --------
Net revenues:
   Net sales, products and reconditioning............................      $103,583        $69,888         $63,603
   Camps and events..................................................        32,302             -               -
   Royalty income....................................................         2,388          2,494           3,440
                                                                       ------------    -----------     -----------
                                                                            138,273         72,382          67,043
                                                                       ------------    -----------     -----------
Costs of revenues:
   Products and reconditioning.......................................        58,718         38,813          35,794
   Camps and events..................................................        21,957             -               -
                                                                       ------------    -----------     ----------
                                                                             80,675         38,813          35,794
                                                                       ------------    -----------     -----------
Gross profit.........................................................        57,598         33,569          31,249
Selling, general and administrative expenses.........................        46,278         27,853          25,983
                                                                       ------------    -----------     -----------
Income from operations...............................................        11,320          5,716           5,266
Interest expense (Note 7)............................................        11,879          2,763           2,795
                                                                       ------------    -----------     -----------
Income (loss) before taxes and extraordinary item....................          (559)         2,953           2,471
Income taxes.........................................................            -             110             100
                                                                       ------------    -----------     -----------
Income (loss) before extraordinary item..............................          (559)         2,843           2,371
Extraordinary item, provision for costs relating to
      fraudulent transfer litigation.................................             -              -          (1,900)
                                                                       ------------    -----------     -----------
Net income (loss)....................................................         ($559)        $2,843            $471
                                                                       ============    ===========     ===========

Basic earnings (loss) per share:
   Income (loss) before extraordinary item...........................        ($0.07)         $0.35           $0.29
   Extraordinary item, provision for costs relating to
      fraudulent transfer litigation.................................             -              -           (0.23)
                                                                       ------------    -----------     -----------
   Net income (loss).................................................        ($0.07)         $0.35           $0.06
                                                                       ============    ===========     ===========

Diluted earnings (loss) per share:
   Income (loss) before extraordinary item...........................        ($0.07)         $0.33           $0.29
   Extraordinary item, provision for costs relating to
      fraudulent transfer litigation.................................             -              -           (0.23)
                                                                       ------------    -----------     -----------
   Net income (loss).................................................        ($0.07)         $0.33           $0.06
                                                                       ============    ===========     ===========

Weighted average number of common and
   common equivalent shares outstanding
      Basic..........................................................         8,585          8,068           8,068
      Diluted........................................................         8,585          8,730           8,068




               See notes to consolidated financial statements



                    RIDDELL SPORTS INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                               (In thousands)


                                                                                  Retained
                                                                    Additional     earnings        Total
                                                 Common Stock         paid in    (Accumulated   Shareholders'
                                               Shares  Amount         capital       deficit)      equity

Balance, January 1, 1995..................... 8,040    $80              $31,458       $(7,107)      $24,431
   Issuance of common stock in
      connection with an acquisition             28      1                   (1)           -             -
   Net income for the year...................    -      -                    -            471           471
                                             ------  -----    -----------------   -----------   -----------
Balance, December 31, 1995...................8,068      81               31,457        (6,636)       24,902
   Net income for the year...................    -      -                    -          2,843         2,843
                                             ------  -----    -----------------   -----------   -----------
Balance, December 31, 1996................... 8,068     81               31,457        (3,793)       27,745
   Compensation in connection
      with option grants.....................    -      -                   559            -            559
   Issuance of common stock upon
      exercise of stock options..............    25     -                    60            -             60
   Sale of common stock,
      net of costs                              986     10                4,310            -          4,320
   Net (loss) for the year...................    -      -                    -           (559)         (559)
                                             ------  -----    -----------------   -----------   -----------
Balance, December 31, 1997................... 9,079    $91              $36,386       ($4,352)      $32,125
                                             ======  =====    =================   ===========   ===========




               See notes to consolidated financial statements



                    RIDDELL SPORTS INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)


                                                                                      Years ended December 31,
                                                                                 1997            1996            1995
                                                                             ------------    -----------     --------
Cash flows from operating activities:
   Net income (loss)......................................................       ($559)        $2,843            $471
   Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
      Depreciation and amortization:
        Amortization of debt issue costs..................................         502             15              -
        Other depreciation and amortization...............................       4,010          2,193           2,167
      Stock options issued................................................         559             -               -
      Provision for losses on accounts receivable.........................         365            436             393
      Change in assets and liabilities (net
       of effects from acquisitions):
        (Increase) decrease in:
           Accounts receivable, trade.....................................       6,426         (1,482)         (3,759)
           Inventories....................................................       1,400         (1,980)         (2,263)
           Prepaid expenses...............................................       2,304            (10)           (717)
           Other receivables..............................................         975            199           5,464
           Other assets...................................................          45             39               6
        Increase (decrease) in:
           Accounts payable...............................................      (4,010)        (1.437)           (410)
           Accrued liabilities............................................        (502)        (2,842)         (6.467)
           Customer deposits..............................................      (6,167)        (2,558)             -
           Other liabilities..............................................        (987)            -            2,912
                                                                          ------------    -----------     -----------
             Net cash provided by (used in) operating activities..........       4,361         (4,584)         (2,203)
                                                                          ------------    -----------     -----------
Cash flows from investment activities:
   Capital expenditures...................................................      (1,814)        (1,139)           (750)
   Acquisitions      .....................................................     (91,245)            -             (642)
   Contingent "earn-out" payments on prior acquisitions...................        (166)          (174)             -
                                                                          ------------    -----------     ----------
             Net cash used in investing activities........................     (93,225)        (1,313)         (1,392)
                                                                          ------------    -----------     -----------
Cash flows from financing activities:
   Net borrowings under line-of-credit agreement..........................     (17,890)           (87)            603
   Proceeds from issuance of long-term debt...............................     115,000          7,500           5,000
   Debt issue costs.......................................................      (6,220)          (761)             -
   Principal payments on long-term debt:
      Shareholders........................................................        (439)          (871)         (1,029)
      Banks and other.....................................................      (5,313)          (142)           (554)
   Proceeds from issuance of common stock.................................       4,380             -               -
                                                                          ------------    -----------     ----------
           Net cash provided by financing activities......................      89,518          5,639           4,020
                                                                          ------------    -----------     -----------
Net increase (decrease) in cash...........................................         654           (258)            425
Cash, beginning...........................................................         357            615             190
                                                                          ------------    -----------     -----------
Cash, ending         .....................................................      $1,011           $357            $615
                                                                          ============    ===========     ===========

               See notes to consolidated financial statements





                    RIDDELL SPORTS INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

           Inventories: Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market, and include material, labor and factory overhead.

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

           Revenues: Sales of products and reconditioning are generally recorded upon shipment to customers. Camp and event revenues are recognized over the term of the respective activity. Royalty income is generally recorded by the Company when earned based upon contracts with licensees. These contracts provide for royalties based upon the licensee's sales or purchases of covered products, subject to minimum amounts of royalties, for a given time period.

           Estimates: In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates relating to contingent liabilities are further discussed in Note 10.

           Concentration of credit risk: The Company earns the majority of its revenues from sales to, and events and activities sponsored by, schools and other institutions. The Company maintains reserves for potential losses on receivables from these institutions, as well as receivables from other customers, and such losses have not exceeded managements expectations.

           Earnings (loss) per share: On December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 - "Earnings per Share" (SFAS 128"). As required by SFAS 128 all current and prior year earnings (loss) per share data have been restated to conform to the provisions of SFAS 128.

           The Company's basic net earnings (loss) per share amounts have been computed by dividing earnings (loss) by the weighted average number of outstanding common shares. The Company's diluted earnings (loss) per share is computed by adjusting earnings for effect of the assumed conversion of dilutive securities and dividing the result by the weighted average number of common shares and common equivalent shares relating to dilutive securities. A reconciliation between the numerators and denominators for these calculations follows:


                                                                                    Years ended December 31,
                                                                               1997            1996          1995
                                                                           ------------    -----------     --------
                                                                                           (In thousands)
  Earnings (loss) - numerator:
      Income (loss) before extraordinary item                                    ($ 559)       $ 2,843         $ 2,371
      Effect of assumed conversion, when dilutive,
        of convertible debt - interest savings net of tax                            -              61              -
                                                                           ------------    -----------     ----------
               Numerator for diluted per share computation                       ($ 559)        $2,904         $ 2,371
                                                                           ============    ===========     ===========

  Shares - denominator:
      Weighted average number of outstanding common shares                        8,585          8,068           8,068
      Weighted average common equivalent shares:
        Options and warrants, assumed exercise of dilutive
           options and warrants, net of treasury shares which could
           have been purchased from the proceeds of
           the assumed exercise based on average market prices                       -             480              -
        Convertible debt, assumed conversion when dilutive                           -             182              -
                                                                           ------------    -----------     ----------
               Denominator for diluted per share computation                      8,585          8,730           8,068
                                                                           ============    ===========     ===========


           The convertible debt, which has been outstanding since November 1996, is described in Note 7 below. Options and warrants are described in
Note 9 below. All potentially dilutive securities were excluded from the computation of diluted earnings per share for the year ended December 31, 1997 as their inclusion would not have been dilutive due to the net loss for the year. Options and warrants to purchase 89,500 shares of common stock with a weighted average exercise price of $10.29 which were outstanding at December 31, 1996 were excluded from the computation of diluted earnings per share for 1996 as their inclusion would not have been dilutive because their exercise prices were greater than the average market price of common shares for the year. No options or warrants were included in the computation of diluted earnings per share the year ended December 31, 1996 as substantially all of their exercise prices were greater than the average market price of common shares for the year.

           Extraordinary item: For the year ended December 31, 1995 the Company recorded a charge to establish a provision for costs related to certain fraudulent transfer litigation as further described in Note 10. This charge has been classified as an extraordinary item due to the unusual and infrequent nature of the related litigation claim.

           Reclassification: Certain amounts in the 1996 and 1995 financial statements have been reclassified to conform with the 1997 presentation.


2.    Acquisition

      On June 19, 1997 the Company acquired Varsity Spirit Corporation ("Varsity"). Varsity is a leading supplier of cheerleader and dance team uniforms and accessories to the youth, junior high, high school and college markets. Varsity is also a leading operator of cheerleader and dance team camps, clinics and special events. The net purchase price of approximately $91.2 million, including costs of the acquisition, was paid in cash, and the acquisition has been accounted for under the purchase method. The purchase price was allocated based on estimated fair values at the date of acquisition. This resulted in an excess of the purchase price over the net assets acquired of $74.8 million, which has been recorded as goodwill and is being amortized on a straight-line basis over 40 years. A summary of the allocation of the purchase price to assets acquired, based on their estimated fair values follows:

                                                           (In thousands)
           Purchase price including costs and
             liabilities paid at closing  $95,548
           Less, cash acquired                                    (4,303)
                                                             -----------
           Net cash cost                                          91,245
           Current liabilities assumed                            23,068
           Less, acquired assets:
               Current assets, excluding cash                    (35,055)
               Property and Equipment                             (3,926)
               Other assets                                         (577)
                                                             -----------
           Excess cost over net
             assets acquired (goodwill)                         $ 74,755
                                                               =========

           The operating results of Varsity have been included in the consolidated statements of operations from the date of acquisition. The following pro forma information presents the combined operations of the Company and Varsity as if the acquisition, and relating financing transactions discussed in Note 7, had occurred at the beginning of each of the periods presented:



                                                                   Year Ended December 31,
                                                                      1997                1996
                                                                    -------              -------
                                                               (In thousands, except per share amounts)
           Net revenues                                                $174,084             $160,831
           Cost of revenues                                             103,076              92,426
                                                                       --------             --------
           Gross profit                                                  71,008               68,405
           Selling, general and administrative expenses                  63,048               55,469
                                                                       --------              -------
           Income from operations                                         7,960               12,936
           Interest expense                                              14,230               13,988
                                                                       --------             --------
           Income (loss) before taxes                                    (6,270)              (1,052)
           Income taxes                                                      -                    -
                                                                      ---------             --------
           Net income (loss)                                            ($6,270)             ($1,052)
                                                                      =========             ========
           Earnings (loss) per share:
                     Basic                                               ($0.69)              ($0.12)
                     Diluted                                             ($0.69)              ($0.12)

           Depreciation and amortization                                 $5,588               $5,142


           These pro forma results have been presented for comparative purposes only and include the following pro forma adjustments (amounts shown in thousands and relate to the years ended December 31, 1997 and 1996, respectively): (1) additional amortization expense as a result of goodwill arising from the acquisition ($789 and $1,616); (2) salary increases relating to contracts entered into in conjunction with the transactions ($75 and $150); (3) elimination of costs incurred by Varsity in maintaining its status as a separate public corporation ($165 and $443);
(4) adjustments of certain expenses incurred by the Company or Varsity based on programs existing within the other company ($38 and $95); (5) elimination of one time charges arising from the transaction for redeeming Varsity stock options ($4,783 for 1997 only), a change in control payment ($250 for 1997 only) and bridge loan commitment fees ($3,000 for 1997 only); (6) additional interest on acquisition debt and related debt changes ($5,401 and $11,391); and (7) the tax effect of the above ($1,728 credit elimination and $3,524 expense elimination). The pro forma results are not necessarily indicative of results that would have occurred had the combination been effected at the dates indicated nor of future operating results of the combined operations.


3.         Receivables

           Accounts receivable include unbilled shipments of approximately $1,157,000 at December 31, 1997, principally relating to Varsity's business. Unbilled shipments at December 31, 1996, before the acquisition of Varsity, were not material. It is the Company's policy to record revenues when the related goods have been shipped. Unbilled shipments represent receivables for shipments that have not yet been invoiced. These amounts relate principally to partial shipments to customers who are not invoiced until their order is shipped in its entirety or customers with orders containing other terms that require a deferral in the issuance of an invoice. Management believes that substantially all of these unbilled receivables will be invoiced within the current sales season.


4.         Inventories:

           Inventories consist of the following:

                                                                               December 31,
                                                                         1997                 1996
                                                                        -------             --------
                                                                              (In thousands)
                     Finished goods                                        $ 12,691             $ 6,712
                     Work-in-process                                          3,571               4,345
                     Raw materials                                            7,804               5,349
                                                                   ----------------     ---------------
                                                                            $24,066             $16,406
                                                                   ================     ===============

5.         Property and equipment:

           Property and equipment consist of the following:
                                                                               December 31,
                                                                         1997                 1996
                                                                   ----------------     ----------
                                                                              (In thousands)
                     Land                                                  $    207             $   207
                     Building and improvements                                1,428               1,102
                     Machinery and equipment                                 10,955               6,017
                                                                   ----------------     ---------------
                                                                             12,590               7,326
                     Less accumulated depreciation                            4,767               3,819
                                                                   ----------------     ---------------
                                                                            $ 7,823             $ 3,507
                                                                   ================     ===============

           Depreciation expense relating to all property and equipment amounted to $1,423,000, $598,000 and $596,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

6.         Intangible assets and deferred charges:

           Intangible assets and deferred charges consist of the following:


                                                       Estimated
                                                          Lives            December 31,
                                                        in years         1997              1996
                                                        --------       --------         ----------
                                                                           (In thousands)
           MacGregor trademark rights                      40        $18,040             $18,040
           MacGregor license agreements                     8          2,030               2,030
           Trademarks                                      40          3,250               3,250
           Goodwill                                        40         91,292              16,371
           Debt issue costs                                 8          6,981                 761
           Other                                         7 to 10       3,773               3,773
                                                                   ---------     ---------------
                                                                     125,366              44,225
           Less accumulated amortization                              13,248              10,158
                                                                   ---------     ---------------
                                                                    $112,118             $34,067
                                                                   =========     ===============




7.         Long-Term Debt:

           Long-term debt consists of the following:

                                                                                                  December 31,
                                                                                            1997                 1996
                                                                                        ----------------    -----------
                                                                                                  (In thousands)
Senior notes, 10.5%, due 2007, terms further described below                              $115,000           $     -

Convertible subordinated note payable, interest at 4.1%, due 2002 through
   2004, terms further described below                                                       7,500             7,500

Revolving line of credit, bank, interest at the bank's prime rate (8.25% at
   December 31, 1996), refinanced in June 1997 in connection  with certain
   financing transactions occurring at the time of the Varsity acquisition                       -            17,890

Term loan payable, bank, interest at 1/2% over prime, repaid in June 1997 in connection with certain financing transactions occurring at the time
   of the Varsity acquisition                                                                    -             5,000

Subordinated  note  payable,  shareholders,  interest at 8%, repaid in June
   1997 in connection with certain financing  transactions occurring at the
   time of the Varsity acquisition                                                               -               439

Notes payable, discounted at 6.5%, repaid in June 1997 in connection with certain financing transactions occurring  at the time of the  Varsity
   acquisition                                                                                   -               313
                                                                                          ------------       --------
                                                                                           122,500             31,142
Less current portion                                                                             -               1,158
                                                                                          ------------      ----------
                                                                                           $122,500            $29,984
                                                                                          =============     ==========



The aggregate maturities of long-term debt are as follows:

           Years ending December 31,                      (In thousands)
                    2002                                      $   1,875
                    2003                                          1,875
                    2004                                          3,750
                    2007                                        115,000
                                                               $122.500

           In addition to the outstanding debt listed above, the Company maintains a revolving line of credit under a credit facility with its bankers There was no outstanding balance under this line of credit at December 31, 1997. The credit facility consists of a line of credit in a principal amount not to exceed $35 million, expiring in 2002. Draws under the line of credit are limited under the terms of the related loan agreement to a percentage of certain receivables and inventory. The outstanding balance of the line accrues interest, payable monthly, at a rate of LIBOR plus a margin of 2.25% on draws so designated by the Company, and on other draws at the higher of the bank's prime rate plus a margin of 0.75% or the Federal Funds rate plus 1.25%. At December 31, 1997 LIBOR rates averaged approximately 5.8% and the prime rate was 8.5%. The credit facility also calls for a commitment fee equal to an annual rate of 0.5% applied to the unused portion of the line. The margin of the interest rate over the related rates, as well as the commitment fee rate, is subject to quarterly adjustment after June 30, 1998 dependent on certain financial ratios. The interest rate margin can vary between 1.5% and 2.5% over LIBOR, 0% to 1% over the prime rate, 0.5% and 1.5% over the Federal Funds rate and 0.4% to 0.5% on the commitment fee. The credit facility agreement contains certain covenants which, among other things, require the Company to meet certain ratio and net worth tests, restrict the level of additional indebtedness the Company may incur, limit payments of dividends, restrict the sale of assets and restricts investments the Company may make. The credit facility also requires repayment of the principal amount upon the occurrence of certain changes in the control of the Company. The Company has pledged essentially all of its tangible assets as collateral for the credit facility.

           The 10.5% senior notes due 2007 (the "Senior Notes") contain certain covenants that, among other things, restrict the level of other indebtedness the Company may incur, the amounts of investments it may make in other businesses, the sale of assets and use of proceeds therefrom, and the payment of dividends. The Senior Notes also restrict payment of junior indebtedness prior to the maturity of the junior indebtedness. The Senior Interest on the notes is payable semiannually each January 15 and July 15. The holders of the Senior Notes have the right to require the Senior Notes to be redeemed at 101% of the principal amount in the event of a Change of Control (as defined). The Senior Notes contain certain prepayment restrictions and have no mandatory redemption provisions. The Senior Notes are guaranteed by all of the Company's subsidiaries. Each of these subsidiaries are wholly-owned subsidiaries of the Company and have fully and unconditionally guaranteed the Senior Notes on a joint and several basis. The Company itself is a holding company with no assets or operations other than those relating to its investments in its subsidiaries. The separate financial statements of the guaranteeing subsidiaries are not presented in this report because, considering the facts stated above, the separate financial statements and other disclosures concerning the guaranteeing subsidiaries are not deemed material to investors by management.

           The 4.1% convertible subordinated note payable is subordinated in right to prior payment in full of Senior Indebtedness, which is generally defined in the governing agreements to include debt under the senior notes and revolving line of credit described above and any refinancing, renewal or replacement thereof as well as certain other debt. Repayments of 25% and 33 1/3% of the then outstanding principal balance is due on November 1, 2002 and 2003, respectively, with the remaining balance due November 1, 2004. Interest is payable semi annually each May 1 and November 1. The note limits the Company's ability to grant certain stock options and requires repayment of 101% of the principal amount in the event of a change in control. In connection with obtaining consents needed for various aspects of the Varsity acquisition, the Company amended the note to provide for a reduction from $6.00 to $5.3763 per share in the conversion price.

           The Senior Notes were issued and the new revolving credit facility was entered into in connection with the acquisition of Varsity Spirit Corporation (see Note 2). In connection with these financing transactions, all other long term debt of the Company, except the convertible notes, was repaid. The Company incurred debt issue costs of approximately $5.4 million in connection with the Senior Notes and approximately $0.8 million of costs in connection with the new credit facility. These costs are included with intangibles and deferred charges (see Note 6) and will be amortized to interest expense over the life of the related debt. The Company also incurred costs of $3.0 million in connection with a bridge loan commitment needed to support the acquisition which was charged to interest expense in June 1997.

           In February 1996, certain shareholders of the Company had provided the Company's bank with limited guaranties, aggregating $2,000,000, of the term loan and revolving line of credit in place at the time. This group of shareholders, all of whom were directors of the Company, included the Company's Chairman, CEO and a Vice President. These guarantees were provided in conjunction with certain modifications of the loans obtained in December 1995. The guarantees were released by the bank, and terminated, in November 1996.


8.         Shareholders' equity and stock option plans:

           In June 1997, the Company sold 986,169 shares of its Common Stock to certain key employees of Varsity at $4.50 per share for an aggregate, net of related costs, of approximately $4.3 million pursuant to Stock Purchase Agreements, dated May 15, 1997, entered into in conjunction with the Acquisition.

           Stock option plans: The 1991 Stock Option Plan, as amended through 1997, and the 1997 Stock Option Plan provides for the granting of options to key employees, directors, advisors and independent consultants to the Company for the purchase of up to an aggregate of 2,915,500 shares of the Company's common stock. Under the 1991 Stock Option Plan, options for an aggregate of 1,415,500 shares may be granted at an option price of no less than 85% of the market price of the Company's common stock on the date of grant and may be exercisable between one and ten years from the date of grant. Under the 1997 Stock Option Plan, options or other stock-based awards may be granted for an aggregate of 1,500,000 shares. The 1997 Stock Option Plan generally does not restrict the option price or exercise terms of grants.

           During 1997, in connection with the terms of certain agreements entered into in connection with the Varsity acquisition, the Company issued options for the purchase of approximately 950,000 shares of its Common Stock to Varsity employees. Included in this amount are 450,000 options to certain key employees of Varsity which vested immediately and which have an option price of $3.80. A charge of approximately $559,000 was recorded in June, 1997, and credited to additional paid in capital, to reflect the intrinsic value of these options based on their in-the-money position on the measurement date for this grant. The remaining 500,000 options were issued to a broad group of Varsity employees with exercise prices at market. Both of these sets of option grants are included in the information summarized below.

           Options granted through December 31, 1997 generally have been designated as non-qualified stock options and, except as described above, have had option prices equal to market values on the date of grant, have had terms of five or ten years, and have had vesting periods of one or four years. Information relating to stock option transactions over the past three years is summarized as follows:


                                                                  Options Outstanding               Options Exercisable
                                                                                 Weighted                           Weighted
                                                                                  Average                           Average
                                                               Number            Price Per            Number        Price per
                                                             Outstanding           Share            Exercisable       Share
        Balance, December 31, 1994                                1,035,550          $4.36               321,638         $7.12
           Granted                                                 177,000           $2.20
           Forfeited                                              (180,500)          $4.22
                                                         -----------------
        Balance, December 31, 1995                                1,032,050          $4.02               485,775         $5.21
           Granted                                                 239,500           $4.57
           Forfeited                                                (5,500)          $2.89
           Expired                                                 (80,000)          $8.00
                                                         -----------------
        Balance, December 31, 1996                                1,186,050          $3.87               712,913         $3.79
           Granted                                                1,085,925          $4.75
           Exercised                                               (25,000)          $2.39
           Forfeited                                                (7,000)          $4.46
           Expired                                                 (82,000)          $10.75
                                                         -----------------
        Balance, December 31, 1997                                2,157,975          $4.05               1,284,425       $3.37
                                                         ==================



Further information about stock options outstanding at December 31, 1997 is summarized as follows:

                                                     Options Outstanding        Options Exercisable
                                                Weighted          Weighted                     Weighted
                                                Average           Average                      Average
              Range of             Number      Remaining          Price Per        Number      Price Per
           Exercise Prices     Outstanding   Contractual Life     Share          Exercisable     Share
        ------------------     -----------   -----------------   --------------   -----------  ----------
            $1.80 - $2.49       264,050        1.7  years             $2.20       256,550         $2.20
            $2.50 - $3.99       812,500        6.4  years             $3.44       757,500         $3.46
            $4.00 - $5.44       1,081,425      8.2  years             $4.95       270,375         $4.22



           At December 31, 1997 there were stock options outstanding for 144,800 shares, with a weighted average price per share of $2.74, which are exercisable and which expire prior to December 31, 1998.

           At December 31, 1997 there were 732,525 shares available for future option grants.

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

                                                                Years ended December 31,
                                                               1997         1996            1995
                                                           ------------    -----------     --------
                                                                       (In thousands)
           Pro forma net income (loss)                     ($1,973)        $2,669           $408
           Pro forma earnings (loss) per share
                Basic                                       ($0.23)         $0.33           $0.05
                Diluted                                     ($0.23)         $0.31           $0.05

           These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1995. The pro forma results include expense related to the fair value of stock options estimated at the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions for the years ended December 31, 1997, 1996 and 1995, respectively: risk-free interest rates of 6.4%, 6.6% and 6.1%; expected volatility of 50%, 38% and 38%; expected option life of 7.0 years,
6.9 years and 4.5 years, and no dividend payments. The weighted average estimated fair value of options granted during 1997, 1996 and 1995 was $3.28, $2.40 and $0.93 per share, respectively.

           Warrants: Warrants are outstanding for the purchase of an aggregate of 322,152 shares of the Company's common stock. Warrants for 172,152 of these shares are held by one of the Company's banks and are exercisable through October 1999 at an exercise price that is currently $3.54 per share and that increases 5% annually. The remaining 150,000 warrants are held by certain shareholders and are exercisable through January 1999 at a price that is currently $2.96 and which that increases 5% annually. Both sets of warrants were issued in 1994 in consideration for certain changes in debt of the Company outstanding to the holders at the time.


9.         Commitments:

           Leases: The Company leases various facilities and equipment under operating leases. Rent expense amounted to approximately $1,958,000, $1,451,000 and $1,331,000 for the years ended December 31, 1997, 1996 and
1995, respectively.

           Future minimum rental payments for all non-cancelable lease agreements for periods after December 31, 1997 are as follows:

                Years ending December 31,               (In thousands)
                               1998                          $ 2,255
                               1999                            1,771
                               2000                              987
                               2001                              137
                               2002                               68
                               Later years                        11
                                                        ------------
                Total minimum payments required              $ 5,229
                                                        ============


           Employee benefits: The Company has three noncontributory defined benefit pension plans that cover, or have covered, certain employee groups. These plans consist of two "Union Plan" covering certain unionized employees and a "Non-Union Plan" that covered other employees of certain subsidiaries. The Non-Union Plan was amended in 1994 to provide that no benefits would accrue under the plan on or after December 31, 1994. Pension expense for these plans have averaged under $50,000 annually over the three year period ended December 31, 1997.

           The Company maintains defined contribution (401-k) plans covering substantially all of its employees, other than those covered by the Union Plans. Company contributions to these plans are based on a percentage of employee contributions and are funded and charged to expense as incurred. Expense related to the plans amounted to $342,000, $307,000 and $220,000 for the years ended December 31, 1997, 1996 and 1995, respectively.


10. Accrued liabilities, litigation matters and contingencies:

           Recorded liabilities: In regards to the product liability and other litigation matters and contingencies discussed below, the Company has recorded certain liabilities. While these amounts are discussed in the remaining sections of this note, a summary of these amounts together with other items comprising the balance sheet line items "accrued liabilities" and "other liabilities" follows:


                                                                            Accrued
                                                                          liabilities       Other liabilities
                                                                           (Current)          (Non-Current)
    December 31, 1997:                                                                (In thousands)
 Product liability matters, reserves for
 .        pending and other contingencies                                        $   700               $ 3,000
       Items not related to litigation or contingencies:
         Accrued interest                                                         6,536                    -
         Other accrued liabilities                                                3,481                    60
                                                                       ----------------    ------------------
               Total of balance sheet category                                 $ 10,717               $ 3,060
                                                                       ================    ==================
    December 31, 1996:
       Product liability matters:
         Future payments on settled cases                                       $ 1,750            $        -
         Reserves for pending and other contingencies                               500                 3,500
                                                                       ----------------    ------------------
               Totals for product liability matters                               2,250                 3,500
       Provision relating to fraudulent transfer litigation                       1,400                    -
       Other litigation contingency reserves                                        400                    -
                                                                       ----------------    -----------------
               Total recorded liabilities relating to
                 litigation or contingencies                                      4,050                 3,500
       Items not related to litigation or contingencies:
         Accrued interest                                                           110                   310
         Other accrued liabilities                                                2,580                   237
                                                                       ----------------    ------------------
               Total of balance sheet category                                  $ 6,740               $ 4,047
                                                                       ================    ==================



           Product liability litigation matters and contingencies:

           At December 31, 1997, the Company was a defendant in 6 product liability suits relating to personal injuries allegedly related to the use of helmets manufactured or reconditioned by subsidiaries of the Company. The ultimate outcome of these claims, or potential future claims, cannot presently be determined. The Company estimates that the uninsured portion of future costs and expenses related to these claims, and incurred but not reported claims, will amount to at least $3,700,000 and, accordingly, a reserve in this amount is included in the Consolidated Balance Sheet at December 31, 1997 as part of accrued liabilities and other liabilities. These reserves are based on estimates of losses and defense costs anticipated to result from such claims, from within a range of potential outcomes, based on available information, including an analysis of historical data such as the rate of occurrence and the settlement amounts of past cases. However, due to the uncertainty involved with estimates actual results have at times varied substantially from earlier estimates and could do so in the future. Accordingly there can be no assurance that the ultimate costs of such claims will fall within the established reserves.

           The Company maintains product liability insurance under an insurance program initiated in December 1994. In January 1998, the Company and its insurer restructured this insurance program, replacing the existing policy with a new policy extending coverage through January 2005, three years beyond the previous policy term, and providing reduced annual fixed cost with no material change in the scope of coverage. The policy is an occurrence-based policy providing coverage against claims currently pending against the Company and future claims relating to all injuries occurring prior to January 2005 even if such claims are filed after the end of the policy period. The insurance program provides certain basic and excess coverage on product liability claims with a combined aggregate coverage of over $40,000,000 subject to the limitations described below.

           The basic insurance coverage under the policy ("Basic Coverage") provides coverage of up to $2,250,000 per claim in excess of an uninsured retention (deductible) of $750,000 per occurrence. The Basic Coverage is subject to an aggregate program limit and certain annual aggregate sub limits. The Basic Coverage, which does not affect the availability of the excess coverage described below, has an aggregate limit which is currently $4.3 million, but the policy allows the Company to increase this maximum limit to $7.7 million at any time by prepaying the required premium, which counts at 120% of the amount paid toward the limit. The Basic Coverage, to the extent available, covers the insured portion of the first $3,000,000 of a claim. The insurance program also provides for additional coverage ("Excess Coverage") of up to $20,000,000 per occurrence, in excess of the first $3,000,000 of each claim. Claims covered by the Excess Coverage are subject to one of two separate $20,000,000 aggregate policy limits, depending on the date of the related injury. The first $20,000,000 aggregate limit applies to claims for injuries occurring prior to January 31, 1998, and claims occurring after January 1998 are covered by the second separate $20,000,000 aggregate limit.


           Other contingencies and litigation matters:

           In 1997 the Company settled certain fraudulent transfer litigation commenced against it in March, 1995 by the trustee for MacGregor Sporting Goods, Inc. ("Mac I"), which filed for bankruptcy protection in March 1989, and the trustee for MGS Acquisition, Inc. (collectively, the "Trustees"). The settlement agreement (the "Settlement Agreement") was approved by order of the New Jersey Bankruptcy Court (the "Mac Order"), which also dismissed the action with prejudice. The action had sought damages in connection with the Company's acquisitions in 1988 and 1989 of substantially all the assets and businesses of two former second-tier subsidiaries of Mac I on the ground that the Company failed to pay adequate consideration at a time when Mac I was insolvent. The businesses acquired included the Company's core football helmet business, the MacGregor licensing business and the non-football uses of the Riddell trademark.

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

           Generally, the Settlement Agreement required the Company to pay an aggregate of approximately $2,300,000, with respect to which the Company had, in prior periods, previously expensed approximately $2,100,000 including a $1,400,000 provision included in accrued liabilities at December 31, 1996 and approximately $700,000 paid into an escrow fund in prior years. The $1,400,000 provision was provided for by a charge of $1,900,000 recorded in 1995 as an extraordinary item relating to the fraudulent transfer litigation. The provision was reduced to $1,400,000 during 1996 when certain related legal expenses were charged against the provision. The funds in escrow were placed there during a period from 1992 to 1996 in conjunction with matters related to the litigation with a former officer of the Company. The settlement amounts were paid in August 1997. Additionally the Company agreed to assign royalties, to the extent paid, of up to $3,000,000 on a present value basis, for up to ten years from its current or any future "Riddell" footwear licensee.

           In addition to the matters discussed in the preceding paragraphs, the Company has certain other claims or potential claims against it that may arise in the normal course of business, including without limitation claims relating to personal injury as well as employment related matters. Management believes that the probable resolution of such matters will not materially affect the financial position or results of operations of the Company.


11.        Income taxes:

           Income taxes on income (loss), before extraordinary items, for the years ended December 31, 1997, 1996 and 1995 is summarized below:


                                                                                         Years ended December 31,
                                                                            1997              1996              1995
                                                                       -------------     -------------     ---------
           Current tax expense:                                                          (In thousands)
                     Federal                                                  $   -              $  50             $  40
                     State                                                        -                 60                60
                                                                       -------------     -------------     -------------
                                                                                  -                110               100
                                                                       -------------     -------------     -------------
                Deferred tax expense:
                     Federal                                                      -                  -                -
                     State                                                        -                  -                -
                                                                       -------------     -------------     ------------
                                                                                  -                  -                -
                                                                       -------------     -------------     ------------
                                                                              $   -             $  110            $  100
                                                                       ===============   =============     =============


           For the years ended December 31, 1997, 1996 and 1995, tax expense was reduced by offsetting tax benefits of approximately $500,000, $1,200,000 and $900,000, respectively, of net operating loss carryforwards which were not recognized in prior years.

           Significant components of deferred income tax assets and liabilities at December 31, 1997, 1996 and 1995 are as follows:


                                                                                Years ended December 31,
                                                                            1997              1996              1995
                                                                       -------------     -------------     ---------
           Deferred income tax assets:                                                   (In thousands)
                Accrued expenses and reserves                                $ 2,267           $ 3,509           $ 5,029
                Inventory                                                        733               492               711
                Intangible assets                                                 -                 26                28
                Net operating loss, and
                  credit, carryforwards                                        4,832             3,689             2,904
                Other                                                            276                36                35
                                                                       -------------     -------------     -------------
                                                                               8,108             7,752             8,707
                Valuation allowances                                          (1,031)           (1,386)           (2,539)
                                                                       --------------    -------------     -------------
                Total deferred income tax assets                               7,077             6,366             6,168
                                                                       -------------     -------------     -------------
           Deferred income tax liabilities:
                Intangible assets and deductible goodwill                      5,498             6,014             5,770
                Property and equipment                                           481                86                48
                Prepaid expenses                                                 193               266               350
                                                                       -------------     -------------     -------------
                Total deferred income tax liabilities                          6,172             6,366             6,168
                                                                       -------------     -------------     -------------
           Total net deferred income tax asset                                 $ 905           $ - 0 -           $ - 0 -
                                                                       =============     =============     =============


           The net current and non-current components of the deferred income taxes were recognized in the balance sheet at December 31, 1997, 1996 and 1995 as follows:


                                                                                 Years ended December 31,
                                                                            1997              1996              1995
                                                                       -------------     -------------     ---------
                                                                                        (In thousands)


           Net current assets, included with
                prepaid expenses                                             $ 1,358           $ 1,820           $ 1,990
           Net non-current deferred tax liabilities                              453             1,820             1,990
                                                                       -------------     -------------     -------------
                                                                             $   905         $   - 0 -         $   - 0 -
                                                                       =============     =============     =============



A reconciliation of effective tax rates to federal statutory tax rates is as follows:



                                                                                         Years ended December 31,
                                                                            1997              1996              1995
                                                                       -------------     -------------     ---------

           Statutory Federal tax rate                                      (34.0%)             34.0%             34.0%
           Differences resulting from:
                Effective state tax rate,
                  net of federal tax benefit                                  -                 3.1               1.6
                Amortization not deductible
                  for tax purposes                                           87.1               5.8               6.7
                Travel & entertainment expenses
                  not deductible for tax purposes                            33.9               1.2               1.1
                Benefit of prior periods net operating
                  losses not previously recognized                          (86.4)            (40.2)            (38.1)
                Other differences                                            (0.6)             (0.2)            ( 1.3)
                                                                       -----------       -----------          --------
                                                                              0.0%              3.7%              4.0%
                                                                       ===========         =========          ========


           At December 31, 1997 the Company had estimated net operating loss carryforwards for federal income tax purposes of approximately $13,800,000 expiring in the years 2008 to 2012. While this loss carryforward is available to reduce the payment of taxes that might otherwise be payable in future years, the benefit of most of the net operating losses have been recognized in the computation of income tax expense reflected in the Company's consolidated financial statements in the current and prior years. Approximately $1.5 million of net operating loss carryforwards have not yet been recognized in the computation of income tax expense for financial reporting purposes and are reflected in the deferred income tax asset valuation allowance along with other items. These unrecognized carryforwards would be recognized through a reduction of income tax expense in future periods upon the generation of taxable earnings of an equal amount.



12.        Related party transactions:

           Interest expense includes interest on debt due shareholders and related parties of $17,000, $111,000 and $198,000 for the years ended December 31, 1997, 1996 and 1995, respectively. In 1996 the Company paid consulting fees of $75,000 to one director and paid another director $20,000 for services in connection with a series of promotional football clinics sponsored by the Company. Other liabilities (non-current), include accrued interest due to shareholders of $310,129 at December 31, 1996. In 1995, $1,029,166 of principal payments were made in advance of their maturity on long-term debt due to a shareholder. In 1997, in connection with certain financing transactions occurring in connection with the Varsity acquisition, notes payable to shareholders of $439,000 plus accrued interest were repaid in advance of maturity.


13.        Supplemental cash flow information:

           Cash payments for interest were $5,260,000, $2,662,000 and $2,742,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Interest payments for 1997 included $3,000,000 relating to certain bridge financing commitment fees - see Note 7. Income tax payments, or refunds, were not significant for 1997, 1996 or 1995.

           In June 1997, in connection with the Varsity acquisition, the Company assumed liabilities of $23,068,000. In January 1995, in connection with an acquisition, the Company assumed liabilities of $765,000.


14.        Fair values of financial instruments:

           The Company's financial instruments include cash, accounts receivable, accounts payable and long-term debt. The carrying values of cash, accounts receivable and accounts payable approximate their fair values. The Company's long-term debt include the Senior Notes which at December 31, 1997 had a carrying value of $115,000,000 and a fair value, based on quoted market values, of $119,600,000. The Company's remaining long term debt is not traded and has no quoted market value, however management believes any difference between its carrying value and fair value would not be material in relation to these Consolidated Financial Statements.


15.        Segment information:

           The Company operates in three industry segments: sports products, spirit, and trademark licensing.

           Sports products : This segment consists principally of the manufacture, sale and reconditioning of football helmets, other athletic products and sports collectible products. The Company's football helmets and athletic products are marketed primarily to institutions such as schools, colleges and recreational groups through the Company's direct sales force. Sports collectible products are marketed to consumer product retailers.

           Spirit: This segment consists principally of the sale of cheerleader and dance team uniforms and accessories and the operation of cheerleader and dance team camps, clinics and special events. These products, camps and events are marketed primarily to the same, or similar, institutional groups as the Company's athletic sports products through the Company's sales force and other direct sales efforts. The Company entered the spirit segment with the Varsity acquisition in 1997 (see Note 2).

           Trademark licensing: This segment consists of the licensing of the Company's Riddell and MacGregor trademark rights to other entities for use in marketing products such as athletic footwear, apparel and sports equipment.


                                                                        Years ended December 31,
                                                                 1997                  1996                     1995
                                                           -----------------     -----------------           -------
      Net Revenues:                                                              (In thousands)

           Sports products                                         $70,277            $ 69,888               $ 63,603
           Spirit                                                   65,608                  -                      -
           Trademark licensing                                       2,388               2,494                  3,440
                                                             -------------         -----------            -----------
                                                                 $ 138,273            $ 72,382               $ 67,043
                                                             =============         ===========            ===========

      Income from Operations:
           Sports products                                         $ 6,621             $ 7,930                $ 7,184
           Spirit                                                    9,250                  -                      -
           Trademark licensing                                       1,476               1,536                  2,264
           Corporate and unallocated                                (6,027)             (3,750)                (4,182)
                                                             -------------         -----------            ------------
                                                                  $ 11,320             $ 5,716                $ 5,266
                                                             =============         ===========            ===========

      Depreciation and Amortization:
           Sports products                                         $ 1,654             $ 1,483                $ 1,459
           Spirit                                                    1,715                  -                      -
           Trademark licensing                                         732                 702                    701
           Corporate and unallocated                                   411                  23                      7
                                                             -------------         -----------            -----------
                                                                   $ 4,512             $ 2,208                $ 2,167
                                                             =============         ===========            ===========

      Capital Expenditures:
           Sports products                                           $ 845             $ 1,139                  $ 750
           Spirit                                                      969                  -                      -
                                                             -------------         -----------            ----------
                                                                   $ 1,814             $ 1,139                  $ 750
                                                             =============         ===========            ===========

      Identifiable assets:
           Sports products                                        $ 56,619            $ 54,374               $ 51,478
           Spirit                                                   99,011                  -                      -
           Trademark licensing                                      18,975              18,983                 19,760
           Corporate and unallocated                                 7,156               3,004                  2,887
                                                             -------------         -----------            -----------
                                                                  $181,761            $ 76,361               $ 74,125
                                                             =============         ===========            ===========




             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                                ON SCHEDULE









Board of Directors
Riddell Sports Inc.


           In connection with our audit of the consolidated financial statements of Riddell Sports Inc. and Subsidiaries referred to in our report dated February 21, 1998, which is included on page F-2 of this Form 10-K, we have also audited Schedule II for each of the three years in the period ended December 31, 1997. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.




/s/ GRANT THORNTON LLP


Chicago, Illinois
February 21, 1998




SCHEDULE II


                    RIDDELL SPORTS INC. AND SUBSIDIARIES
                     VALUATION AND QUALIFYING ACCOUNTS


                 Col.  A                      Col.  B                      Col.  C                  Col.  D           Col.  E
---------------------------------------   ---------------   ---------------------------------   ---------------   -----------
                                                                           Additions

                                                                  (1)               (2)
                                                              Charged to      Charged to
                                            Balance at           Costs             Other                          Balance at
                                             Beginning            and            Accounts-                          End of
               Description                   of Period         Expenses          Describe         Deductions        Period


 Year ended December 31, 1995
   Allowance for
      doubtful accounts                            $1,970              $393                -             $1,743              $620
                                                                                                             (a)

Year ended December 31, 1996
   Allowance for
      doubtful accounts                              $620              $436                -               $543              $513
                                                                                                             (a)

Year ended December 31, 1997
   Allowance for
      doubtful accounts                              $513              $365              $325              $379              $824
                                                                                           (b)               (a)


-----------
   Notes: (a)  Accounts written off net of recoveries
          (b) Addition charged to other accounts for 1997 is the initial balance from the Varsity acquisition.





                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          RIDDELL SPORTS INC.


Dated:  March 30, 1998                    By: /s/ DAVID MAUER
                                              -------------------
                                              David Mauer
                                              Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ DAVID MAUER            Chief Executive Officer            March 30, 1998
------------               and Director
David M. Mauer             (Principal Executive Officer)

/s/ ROBERT  NEDERLANDER    Chairman of the Board              March 30, 1998
-------------------
Robert Nederlander

/s/ JEFFREY G. WEBB        Vice Chairman of the Board         March 30, 1998
---------------            and President and Chief
Jeffrey G. Webb            Operating Officer of
                           Varsity Spirit Corporation

/s/ LEONARD TOBOROFF       Vice President and Director        March 30, 1998
----------------
Leonard Toboroff

/s/ DAVID GROELINGER       Executive Vice President and       March 30, 1998
----------------           Chief Financial Officer
David Groelinger           (Principal Financial Officer)

/s/ LAWRENCE SIMON         Senior Vice President              March 30, 1998
--------------             (Principal Accounting Officer)
Lawrence Simon

/s/ DON KORNSTEIN          Director                           March 30, 1998
--------------
Don Kornstein

/s/ JOHN MCCONNAUGHY, JR.  Director                           March 30, 1998
---------------------
John McConnaughy, Jr.

/s/ GLENN E. SCHEMBECHLER  Director                           March 30, 1998
----------------------
Glenn E. Schembechler



Item                                      PART IV
14(c)                                  Exhibit Index


EXHIBIT                                 DESCRIPTION
NUMBER
2.1 Asset Purchase Agreement, dated as of April 11, 1988, among Riddellink Holding Corporation, EN&T Associates, Inc., Netlink Inc., Riddell, Inc. (predecessor corporation), Equilink Licensing Corp., and MacGregor Sporting Goods, Inc., as amended on April 18, 1988 (the formal trademark assignments and license agreements implementing this agreement are omitted) (2) and Amendment thereto, dated March 1992. (3)

2.2 Agreement and Plan of Merger, dated as of May 5, 1997, by and among Riddell Sports Inc., Cheer Acquisition
            Corp. and Varsity Spirit Corporation. (31)

2.3 Asset Purchase Agreement dated as of December 1, 1994 by and between Intropa International U.S.A., Inc.,
            Elisabeth Polsterer and Varsity/Tours, Inc. (27)

2.4 Asset Purchase Agreement dated as of May 15, 1996 by and between United Special Events, Inc., Michael
            Olmstead and Varsity USA, Inc. (26)

3.1         Amended and Restated Articles of Incorporation of
            Riddell Sports Inc. (20)

3.2         First Amended and Restated Bylaws of Riddell Sports
            Inc. (18)

3.3         Certificate of Incorporation of All American sports
            Corporation (formerly known as Ameracq Corp). (33)

3.4 Bylaws of All American Sports Corporation (formerly known as Ameracq Corp). (33)

3.5         Certificate of Incorporation of Cheer Acquisition
            Corp. (33)

3.6         Bylaws of Cheer Acquisition Corp. (33)

3.7         Certificate of Incorporation of Equilink Licensing
            Corporation. (33)

3.8         Bylaws of Equilink Licensing Corporation. (33)

3.9         Certificate of Incorporation of Proacq Corp. (33)

3.10        Bylaws of Proacq Corp. (33)

3.11        Certificate of Incorporation of RHC Licensing
            Corporation. (33)

3.12        Bylaws of RHC Licensing Corporation. (33)

3.13        Amended and Restated Articles of Incorporation of
            Riddell, Inc. (formerly known as EN&T Associates
            Inc.). (33)

3.14        Bylaws of Riddell, Inc. (formerly known as EN&T
            Associates Inc.). (33)

3.15        Amended and Restated Articles of Incorporation of
            Ridmark Corporation. (33)

3.16        Bylaws of Ridmark Corporation. (33)

3.17        Charter of International Logos, Inc. (33)

3.18        Bylaws of International Logos, Inc. (33)

3.19        Charter of Varsity/Intropa Tours, Inc. (33)

3.20        Bylaws of Varsity/Intropa Tours, Inc. (33)

3.21        Amended and Restated Charter of Varsity Spirit
            Fashions & supplies, Inc. (33)

3.22        Bylaws of Varsity Spirit Fashions & Supplies, Inc.
            (33)

3.23        Amended and Restated Charter of Varsity USA, Inc. (33)

3.24        Bylaws of Varsity USA, Inc. (33)

4.1 Indenture, dated as of June 19, 1997, between Riddell, certain subsidiaries of Riddell Sports Inc., as guarantors, and Marine Midland Bank, as Trustee. (23)

9.1         Voting Trust Agreement dated May 1991. (2)

10.1        Settlement Agreement, dated April 9, 1981, among
            McGregor-Doniger Inc., Brunswick Corporation and The
            Equilink Corporation. (2)

10.2        1997 Stock Option Plan. (22)

10.3        License Agreement, dated as of April 18, 1988, among
            MacMark Corporation, Netlink, Inc. and MacGregor
            Sporting Goods, Inc. (2) as amended July 30, 1992 (16) and November __, 1992. (16)

10.4 Agreement, made January 23, 1989, between Equilink Licensing Corp. and Kmart Corporation, with supplemental agreements dated November 16, 1989, August 30, 1990 (2), and June 30, 1994 (12).

10.5 Lease, dated November 12, 1993, between the International Brotherhood of Painters and Allied Trade Union and Industry Pension Fund and Riddell, Inc., (16); and amendment dated March 20, 1995 (16); and Amendment dated September 19, 1996. (21)

10.6        Lease Agreement, dated November 2, 1984 by and between
            ADI Real Estate Joint Venture No. 2 (predecessor to The School Employees Retirement Board of Ohio) and Alamo Athletics Inc. (predecessor to All American Sports Corporation), and
            Amendments thereto, dated January 30, 1990. (3)

10.7 Lease Agreement, dated as of September 1, 1988 by and between Exeter Management Corporation and All American. (3)

10.8        Lease Agreement, dated April 1991, by and between
            Stroudsburg Park Associates and All American Corp.
            (3); as amended March 31, 1995. (18)

10.9        Lease, dated as of September 1, 1968, by and between Munro M.
            Grant and the All American Company and Extension and Amendment of Lease, dated July 11, 1989. (3)

10.10       Lease dated December 12, 1991, between O'Shanter
            Resources Inc. and All American Sports, Inc. (3)

10.11 Lease, dated May 5, 1986, by and between Paul Goldstein, Nathan Hoffenberg, All American and Medalist Industries, (3); amendment dated January 30, 1997. (21)

10.12 Lease, dated October 28, 1987, as amended and extended by letter dated October 31, 1991, by and between GABT Developments Ltd. and Marcan Ltd. (a division of All American ), (3); amendment dated February 6, 1997 (21).

10.13 NFL Promotional Rights Agreement, dated June 1, 1990, and General Retail Licensing agreement dated March 15, 1990 and referred to in the NFL Promotional Rights Agreement, each between Riddell Inc. and the National Football League Properties, Inc. (2); as supplemented January 20, 1994 (9).

10.14 1991 Stock Option Plan (2) as amended by amendments described in Riddell Sports Inc.'s proxy materials for its annual stockholders meetings held on August 20, 1992, September 30, 1993, June 27, 1996 and June 24, 1997.

10.15 License Agreement dated May 9, 1991 between MacMark Corporation and MacGregor Sports Products, Inc. (2); amendment dated February 1992 (3), amendment dated July 30, 1992, amendment dated November 1, 1992 (7) and Memorandum of Understanding dated July 29, 1996 (21).

10.16 Perpetual License and Trademark Maintenance Agreements among MacMark Corporation, Equilink Licensing
            Corporation and BSN Corp. each dated February 19, 1992
            (3) and amendment dated November 1, 1992 (7).

10.17       Master Agreement by and among MacGregor Sports
            Products, Inc., BSN Corp. and MacMark Corporation dated February 19, 1992 (3); amendment No. 1 dated
            November 1, 1992. (16)

10.18 License Agreement between Equilink Licensing Corporation and MacGregor Sports Products, Inc. dated May 9, 1991; Amendment thereto dated December 3, 1991 (3) and Amendment dated July 30, 1992 (5); Memorandum of Understanding dated July 20, 1996 (21).

10.19       Agreement, dated April 1, 1995, between Riddell, Inc.
            and the Amalgamated Clothing Textile Workers Union
            AFL-CIO. (18)

10.20       Employment Agreement, dated June 22, 1992, between
            Riddell Sports Inc. and Robert F. Nederlander (5);
            amended July 27, 1994 (12).

10.21       Employment Agreement, dated June 22, 1992, between
            Riddell Sports Inc. and Leonard Toboroff (5); amended
            July 27, 1994. (12)

10.22 Lease, dated September 10, 1992, and Amendment, dated October 1, 1992, and Amendment, dated October 22, 1992, between All American Sports Corporation and Ronald K. Howell d/b/a Lakewood Land and Cattle Company. (6)

10.23 Lease Addendum letter, dated February 13, 1992, between All American Sports Corporation and Paul
            Goldstein and Nathan Hoffenberg. (6)

10.24       License Agreement, dated October 1, 1992, between All
            American Sports Corporation and NOCSAE. (7)

10.25 Employment Agreement, dated March 19, 1993, commencing March 25, 1993 between David Mauer and Riddell Sports Inc. (7), as amended January 17, 1994; November 1, 1994 (14); November 28, 1994 (16)

10.26       Warrant to purchase 150,000 shares of Riddell sports
            Inc.'s Common Stock in favor of M.L.C. Partners
            Limited Partnership, dated January 16, 1994. (8)

10.27 Settlement agreement, dated February 15, 1994, among Riddell, Inc., Riddell Sports Inc., RHC Licensing Corporation, Ridmark Corporation, Pursuit Athletic Footwear, Inc., Riddell Athletic Footwear, Inc., Ernie Wood, Harry Wood, Silver Eagle Holdings, Ltd., Save Power, Limited, Extravest Holdings Limited, Frederic Brooks, Donald Engel, Alan Tessler, Alan Hirschfield, Jeffrey Steiner, Robert Nederlander, Leonard Toboroff, Jeffrey Epstein, John McConnaughy, Connecticut Economics Corporation, Stephen Tannen, Woodco Sports, Inc., Arthur Tse, Silver Top Limited, Billion Nominees, Limited, Weston Holdings Limited. (9)

10.28 Employment Agreement, dated as of February 1, 1994, between Riddell, Inc., and Dan Cougill (11), as amended February 1, 1995. (17)

10.29       Warrant to Purchase Common Stock in favor of NBD Bank
            N.A., dated February 10, 1995. (15)

10.30 Employment Agreement, dated as of March 7, 1996, between Riddell sports Inc. and David Groelinger (19), as amended March 7, 1998 (1).

10.31 Note Purchase Agreement, dated October 30, 1996, between Riddell Sports Inc. and Silver Oak Capital,
            L.L.C., as amended by letter agreement dated May 2, 1997. (20)

10.32 Subordinated Guaranty, dated November 8, 1996, among Riddell, Inc., Equilink Licensing Corporation, and RHC Corporation, All American Sports Corporation, Ridmark Corporation, Proacq Corp. and SharCo Corporation. (20)

10.33 Registration Rights Agreement, dated November 8, 1996, between Riddell Sports Inc. and Silver Oak Capital
            L.L.C. (20)

10.34 Shareholders Agreement, dated as of May 5, 1997, between Riddell Sports Inc., Cheer Acquisition Corp.
            and certain shareholders of Varsity Spirit
            Corporation. (32)

10.35 Stock Purchase Agreement, dated as of May 5, 1997, between Riddell Sports Inc., Cheer Acquisition Corp.
            and Jeffrey G. Webb (32)

10.36 Stock Purchase Agreement, dated as of May 5, 1997, between Riddell Sports Inc. and Gregory C. Webb (32)

10.37 Stock Purchase Agreement, dated as of May 5, 1997, between Riddell Sports Inc. and W. Kline Boyd (32)

10.38 Stock Purchase Agreement, dated as of May 5, 1997, between Riddell Sports Inc. and J. Kristyn Shepherd (32)

10.39 Employment Agreement, dated as of May 5, 1997, between Riddell Sports Inc. and Jeffrey G. Webb (32)

10.40 Employment Agreement, dated as of May 5, 1997, between Riddell Sports Inc. and Gregory C. Webb (32)

10.41 Employment Agreement, dated as of May 5, 1997, between Riddell Sports Inc. and W. Kline Boyd (32)

10.42 Employment Agreement, dated as of May 5, 1997, between Riddell Sports Inc. and J. Kristyn Shepherd (32)

10.43       Registration Rights Agreement, dated as of June 19,
            1997, between Riddell Sports Inc., and NationsBanc
            Capital Markets, Inc. and First Chicago Capital
            Markets, Inc., as Purchasers. (23)

10.44 Credit Agreement among Riddell Sports Inc., as Borrower, the subsidiaries of Riddell, as Guarantors, and the Lenders identified therein, and NBD Bank, as Administrative Agent, and Nations Bank, N.A., as Documentation Agent, dated as of June 19, 1997. (23)

10.45 Sales Representative Agreement between Varsity Spirit Fashions & Supplies, Inc. and Stuart Educational Products, Inc., along with Security Agreement between Varsity Spirit Fashions & Supplies, Inc. and Gary Stuart and Patti Stuart, both individually and collectively doing business as Stuart Educational Products. (24)

10.46       Programming Agreement between Universal Cheerleaders
            Association and ESPN, Inc. (24).

10.47       Varsity Spirit Corporation 401(k) Profit Sharing Plan.
            (26)

10.48       Employment Agreement, dated December 1, 1994, between
            Varsity Spirit Corporation and Deana Roberts. (27)

10.49       Service Agreement dated as of May 15, 1996 between
            Varsity Spirit Corporation and Michael Olmstead. (28)

10.50 Settlement Agreement, dated June 20, 1997, by and among Riddell Sports Inc., RHC Licensing Corporation, Riddell, Inc., Equilink Licensing Corporation, Ridmark Corporation, MacMark Corporation, NBD Bank, f/k/a NBD Bank, N.A., MLC Partners Limited Partnership, Robert E. Nederlander, Leonard Toboroff, John McConnaughy, Jr., Lisa J. Marroni, Frederic H. Brooks, Connecticut Economics Corporation, Robert Weisman, Bruce H. Levitt, as Bankruptcy Trustee of M. Holdings Corporation, Paul Swanson, as Bankruptcy Trustee of MGS Acquisition, Inc. and MacGregor Sports, Inc., Official Unsecured Creditors' Committee of MacGregor Sporting Goods, Inc., M. Holdings Corporation, f/k/a MacGregor Sporting Goods Inc., Innovative Promotions, Inc., Ernest Wood, Jr., Harry Wood, Pursuit Athletic Footwear, Inc., and Riddell Athletic Footwear, Inc. (33)

10.51 License Agreement dated March 4, 1998 between Footstar Corp. and Equilink Licensing Corporation (1)

21          List of subsidiaries. (33)

23          Consent of Grant Thornton LLP regarding Riddell Sports
            Inc. (1)

27.1 Financial data schedule for December 31, 1997 and the year then ended (1).

27.2 Restated financial data schedules for December 31, 1996 and 1995 (1).

27.3 Restated financial data schedules for the interim periods of 1997 (1).

27.4 Restated financial data schedules for the interim periods of 1996 (1).

------------------------

(1)      Filed herewith.
(2) Incorporated by reference to Riddell Sports Inc.'s Registration Statement on Form S-1 (Commission File No. 33-40488) effective June 27, 1991 (including all pre-effective amendments to the Registration Statement).

(3) Incorporated by reference to Riddell Sports Inc.'s Form 10-K report (Commission File No. 0-19298) for the year ended December 31, 1991.

(4) Incorporated by reference to Riddell Sports Inc.'s Registration Statement on Form S-1 (Commission File No. 33-40488) effective June 17, 1992 (including all pre-effective amendments to the Registration Statement).

(5) Incorporated by reference to Riddell Sports Inc.'s Form 10-Q report (Commission File No. 0-19298) for the quarter ended June 30, 1992.

(6) Incorporated by reference to Riddell Sports Inc.'s Form 10-Q report (Commission File No. 0-19298) for the quarter ended September 30, 1992.

(7) Incorporated by reference to Riddell Sorts Inc.'s Form 10-K report (Commission File No. 0-19298) filed on March 30, 1993.

(8) Incorporated by reference to Riddell Sports Inc.'s Post Effective Amendment No. 2 to Form S-1 Registration Statement (Commission File No. 33-47884) filed on January 28, 1994.

(9) Incorporated by reference to Riddell Sports Inc.'s Form 10-K for the year ended December 31, 1993.

(10 Incorporated by reference to Riddell Sports Inc.'s Form 10-K/A constituting Amendment No. 1 to Form 10-K for the year ended December 31, 1993, filed June 21, 1994.

(11) Incorporated by reference to Riddell Sports Inc.'s Form 10-Q for the quarter ended March 31, 1994.

(12) Incorporated by reference to Riddell Sports Inc.'s Form 10-Q for the quarter ended June 30, 1994.

(13) Incorporated by reference to Riddell Sports Inc.'s Form 8-K filed July 3, 1994.

(14) Incorporated by reference to Riddell Sports Inc.'s Form 10-Q for the quarter ended September 30, 1994.

(15) Incorporated by reference to Riddell Sports Inc.'s Form 8-K filed January 11, 1994.

(16) Incorporated by reference to Riddell Sports Inc.'s Form 10-K for the year ended December 31, 1994.

(17) Incorporated by reference to Riddell Sports Inc.'s Form 8-K dated June 23, 1995.

(18) Incorporated by reference to Riddell Sports Inc.'s Form 10-K for the year ended December 31, 1995, dated November 11, 1996.

(19) Incorporated by reference to Riddell Sports Inc.'s Form 10-Q dated May 14, 1996.

(20) Incorporated by reference to Riddell Sports Inc.'s Form 10-Q dated November 11, 1996.

(21) Incorporated by reference to Riddell Sports Inc.'s Form 10-K for the year ended December 31, 1996.

(22) Incorporated by reference to Riddell Sports Inc.'s Proxy Statement filed June 6, 1997.

(23) Incorporated by reference to Riddell Sports Inc..'s Form 8-K dated June 19, 1997.

(24) Incorporated by reference to the Varsity Spirit Corporation's Registration Statement on Form S-1 (Registration Statement No. 33-44431) filed on December 10, 1991.

(25) Incorporated by reference to the Varsity Spirit Corporation's Amendment No. 1 to Registration Statement on Form S-1 (Registration Statement No. 33-44431) filed on January 21, 1992.

(26) Incorporated by reference to the Varsity Spirit Corporation's Annual Report on Form 10-K for the year ended March 31, 1993 (File No. 0-19790).

(27) Incorporated by reference to the Varsity Spirit Corporation's Transition Report on Form 10-K for the transition period April 1, 1994 to December 31, 1994 (File No. 0-19790)

(28) Incorporated by reference to the Varsity Spirit Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (File No. 0-19790).

(29) Incorporated by reference to the Varsity Spirit Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (File No. 0-19790).

(30) Incorporated by reference to the Varsity Spirit Corporation's annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-19790).

(31) Incorporated by reference to Riddell Sports Inc.'s Report on Form 8-K filed May 8, 1996.

(32) Incorporated by reference to Varsity Spirit Corporation Schedule 13D filed June 25, 1997.

(33)     Incorporated by reference to Riddell Sports Inc.'s
         Registration Statement on Form S-4 (Registration No. 333-31525) filed July 18, 1997.