Form 10-K/A
period 1997-12-31
RIDDELL SPORTS INC
filed 1998-04-30
CIK 874786

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
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
       incorporation or organization)


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


                            SECTION 16(a) DISCLOSURE

     The Company believes, based solely on its review of the copies of the Forms 3, 4 and 5 required to be filed with the Company pursuant to Section 16(a) of the Exchange Act by its officers, directors and beneficial owners of over 10% of the Company's Common Stock ("insiders"), that during the fiscal year ended December 31, 1997, all filing requirements applicable to its insiders were complied with.



                    LIST OF DIRECTORS AND EXECUTIVE OFFICERS

     Information with respect to the seven directors and the named executive officers of the Company is set forth below as of April 21, 1998 and is based upon the records of the Company and information furnished to it by the directors and executive officers. See "Security Ownership of Certain Beneficial Owners and Management" for information pertaining to the Common Stock owned by the directors and named executive officers.


                                  Positions                    Has Served as
Name                       Age    with the Company             Director since
-------------------------  ----   -------------------------    ----------------
Directors:

Robert E. Nederlander (1)   65    Chairman of the Board        April 1988

David M. Mauer (1)          49    Director, President and      September 1993
                                  Chief Executive Officer

Jeffrey G. Webb (1)(2)      47    Vice Chairman of the Board   June 1997
                                  of the Company, President
                                  and Chief Operating Officer
                                  of the Varsity Group Division

Leonard Toboroff (1)        65    Director and Vice President  April 1988

Don R. Kornstein            46    Director                     April 1995

John McConnaughy, Jr.(1)    68    Director                     September 1989

Glenn E. "Bo"               68    Director                     September 1991
Schembechler

Other Executive Officers:

Dan Cougill (1)             45    President and Chief             -----
                                  Operating Officer of
                                  the Riddell Group Division

David Groelinger            47    Executive Vice President        -----
                                  and Chief Financial Officer
_______________

(1) Messrs. Nederlander, Mauer, Webb, Toboroff, McConnaughy and Cougill and certain entities controlled by them, are parties to a Shareholders' Agreement dated as of August 1995, as amended (the "Shareholders' Agreement"). The Shareholders' Agreement generally requires the parties thereto to vote the shares of Company Common Stock owned by them directly and beneficially in the same manner as does Mr. Nederlander and for the election of Mr. Webb and his designee as members of the Company's Board of Directors during the term of Mr. Webb's Employment Agreement. See "Employment Agreements and Change of Control Arrangements." In addition, the Shareholders' Agreement generally provides that the voting restrictions are terminated when a party transfers his shares. The Shareholders' Agreement expires on the earlier of May 28, 2001 or upon Mr. Nederlander's death.

(2) Pursuant to the Merger Agreement entered into in May, 1997 by the Company and Varsity Spirit Corporation ("Varsity"), Mr. Webb has the right to designate an additional director to serve on the Board.


     Set forth below is additional biographical information regarding each director and executive officer of the Company based on information supplied by them.

     Robert E. Nederlander. Mr. Nederlander has been Chairman of the Board of the Company since April 1988 and was the Company's Chief Executive Officer from April 1988 through April 1, 1993. From February until June 1992, Mr. Nederlander was also the Company's interim President and Chief Operating Officer. Mr. Nederlander has been President and a Director since November 1981 of the Nederlander Organization, Inc., owner and operator of one of the world's largest chains of live theaters. He served as the Managing General Partner of the New York Yankees from August 1990 until December 1991, and has been a limited partner since 1973. Mr. Nederlander has been President since October 1985 of the Nederlander Television and Film Productions, Inc.; Chairman of the Board since January 1988 of Mego Financial Corporation and Vice President of the Board since February 1988 to early 1993 of Vacation Spa Resorts (an affiliate of Mego Financial Corporation). Mr. Nederlander became a director of Mego Mortgage Corporation in September 1996. Mr. Nederlander became Chairman of the Board of Allis-Chalmers Corp. in May 1989; from 1993 through October 1996 he was Vice Chairman, and thereafter he remained solely a director. In 1995, Mr. Nederlander became a director of HFS Incorporated. In October 1996 Mr. Nederlander became a director of News Communications, Inc., a publisher of community-oriented free circulation newspapers. Mr. Nederlander was a senior partner in the law firm of Nederlander, Dodge and Rollins in Detroit, Michigan, between 1960 and 1989.

     David M. Mauer. Mr. Mauer became the Company's Chief Executive Officer on April 1, 1993, succeeding Mr. Nederlander. Mr. Mauer was President of Mattel U.S.A. from late 1990 through the beginning of 1993 and was President of Tonka U.S.A. Toy Group from 1988 until 1990. In 1995, Mr. Mauer was elected a member of the Board of Directors of The Topps Company, Inc.

     Jeffrey G. Webb.   Mr. Webb has been the Vice Chairman of the Board of the
Company and the President and Chief Operating Officer of the Varsity Group Division since Varsity was acquired by the Company in

June, 1997. Prior to the Varsity acquisition, Mr. Webb was Chairman of the Board, President and Chief Executive Officer of Varsity Spirit Corporation since its formation in 1974.

     Leonard Toboroff. Mr. Toboroff has been Vice President of the Company since April 1988. Since May 1989, Mr. Toboroff has been a Vice President and Vice Chairman of the Board of Allis-Chalmers Corp. Mr. Toboroff has been a practicing attorney since 1961 and from January 1, 1988 to December 31, 1990, was counsel to Summit Solomon & Feldesman in New York City, which was counsel to the Company from April 1988 through February 1993. He has been a Director since August 1987 and was Chairman and Chief Executive Officer from December 1987 to May 1988 of Ameriscribe Corp. Mr. Toboroff was Chairman and Chief Executive Officer from May through July 1982, and then was Vice Chairman from July 1982 through September 1988 of American Bakeries Company. Mr. Toboroff has been a director of Banner Aerospace, Inc., a supplier of aircraft parts, since September 1992. He has been a director of Engex, Inc. and director of Saratoga Springs Beverage Co. since 1993. In 1995 Mr. Toboroff became a director of Xplor Corporation.

     Don R. Kornstein.   Mr. Kornstein has been a member of the Board of
Directors, Chief Executive Officer and President of Jackpot Enterprises, Inc. since September 1994. Prior to this Mr. Kornstein was a Senior Managing Director at Bear, Stearns & Co. Inc. for 17 years through September 1994.

     John McConnaughy, Jr. Mr. McConnaughy has been Chairman and Chief Executive Officer of JEMC Corp. since 1988. From 1969 to 1986, Mr. McConnaughy served as Chairman and Chief Executive Officer of Peabody International Corp. ("Peabody"). From 1981 to 1992, he served as Chairman and Chief Executive Officer of GEO International Corp. when it was spun off from Peabody in 1981. Mr. McConnaughy is a Director of DeVlieg Bullard Inc., Mego Financial Corporation, Transact International, Inc., Levcor International, Inc., Wave Systems, Inc. and Adrien Arpel, Inc. GEO International Inc. filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in October 1993.

     Glenn E. "Bo" Schembechler. Mr. Schembechler was President of the Detroit Tigers from January 1990 through August 1992 and a member of the Tigers Board of Directors from 1989 through 1990. He is also a Director of Midland Company. From 1968 through 1989, Mr. Schembechler was head football coach of the University of Michigan and served as its Athletic Director in 1988 and 1989.

     Dan Cougill. Mr. Cougill was appointed President and Chief Operating Officer of the Riddell Group Division in June, 1997. Mr. Cougill was President and Chief Operating Officer of the Company from June 1995 until June 1997 and has been President and Chief Operating Officer of its subsidiary, Riddell, Inc., since February 1, 1994. Prior to his appointment, Mr. Cougill was employed in various capacities by Wilson Sporting Goods since 1977 and was Vice President of Wilson Sporting Goods and the General Manager of its Team Sports Division prior to joining the Company.

     David Groelinger. In March of 1996, Mr. David Groelinger was appointed the Company's Chief Financial Officer, and in June 1996 its Executive Vice President. From 1994 to 1995 he was a member of the Board of Directors, Executive Vice President and Chief Financial Officer of Regency Holdings (Cayman) Inc., which owned and operated a major international cruise line. Prior to 1994 Mr. Groelinger served in various senior financial capacities during twelve years at Chiquita Brands International, Inc. In 1990, he was promoted to Vice President reporting to the Chiquita's President and Chief Operating Officer. Regency Holdings (Cayman) Inc. filed a petition to reorganize under Chapter 11 of the United States Bankruptcy Code in November 1995.

ITEM 11.  EXECUTIVE COMPENSATION

                          SUMMARY COMPENSATION TABLE

     The table below sets forth the cash compensation paid to or accrued for the Company's Chief Executive Officer and its five other most highly paid executive officers in 1997 for services rendered in all capacities to the Company and its subsidiaries during the fiscal years ended December 31, 1997, 1996 and 1995.

<CAPTIONS>
                                                                                                   Long Term
                                                                                                 Compensation
                                                                                                   Awards
                                                              Annual Compensation               ------------
                                               ----------------------------------------------     Securities
                                                                                Other Annual      Underlying        All Other
 Name and Principal Position             Year       Salary         Bonus        Compensation      Options(2)     Compensation(3)
-------------------------------------  -------   ------------  -----------     ---------------   -------------    ----------------
 Robert E. Nederlander                  1997      $189,511       $50,000             --               7,500                --
 Chairman of the Board                  1996       180,656            --             --               7,500                --
                                        1995       173,355            --             --              15,000                --


 David M. Mauer                         1997      $550,000       $60,000             --              50,000            $4,750
 Chief Executive Officer                1996       500,000           --              --              50,000             4,620
                                        1995       457,500       170,000             --              50,000             4,620


 Jeffrey G. Webb                        1997      $200,914 (4)  $133,380 (5)         --             397,760 (5)            --
 President and Chief Operating of
 Varsity Group Division


 Leonard Toboroff                       1997      $189,511       $50,000             --               7,500           $15,958
 Vice President                         1996       180,656            --             --               7,500            13,614
                                        1995       173,355            --             --              15,000            11,647


 Dan Cougill                            1997      $259,231            --             --              20,000            $4,750
 President and Chief Operating          1996       230,000            --             --              15,000             4,750
 Officer of Riddell Group Division      1995       206,923       $60,000             --              15,000             4,322


 David Groelinger                       1997      $195,977       $50,000             --              20,000            $4,302
 Chief Financial Officer and            1996       143,308        25,000             --              65,000                --
 Executive Vice President

_________________________
(1) Perquisites and other personal benefits paid for the named executive officers aggregated less than the lesser of $50,000 and 10% of the total annual salary and bonus set forth in the columns entitled, "Salary" and "Bonus" for each named executive officer and, accordingly, are omitted from the table as permitted by the rules of the Commission.

(2) These options were issued under the Company's 1991 Stock Option Plan or 1997 Stock Option Plan.

(3) Represents the Company's contribution to its 401K Plan on behalf of the employee, and in the case of Mr. Toboroff, includes the dollar value of approximately $11,000, $9,000 and $7,000 of insurance premiums paid on behalf of Mr. Toboroff for 1997, 1996 and 1995 respectively, under an Indeterminate Premium One Year Term Life Policy pursuant to which he will receive the cash surrender value.

(4) Based on an annual salary of $375,000 pursuant to an employment agreement between the Company and Mr. Webb effective in June 1997. See "Employment Agreements and Change of Control Arrangements."

(5) Includes $98,800 representing an unrestricted stock award of 20,800 shares valued at the quoted market value of $4.75 per share on the date of the award and other amounts required to be paid pursuant to the employment agreement between the Company and Mr. Webb. See "Employment Agreements and Change of Control Arrangements." On December 31, 1997, the value of the 20,800 shares was $104,000 (based on the $5.00 per share closing price of the Company's Common Stock on such date).


                         STOCK OPTIONS GRANTED IN 1997

     The following table sets forth information concerning individual grants of stock options made during 1997 to each named executive officer listed below pursuant to the Company's 1991 Stock Option Plan or 1997 Stock Option Plan.

<CAPTIONS>
                                               % of Total                                  Potential Realizable
                             Number of           Options                                     Value at Assumed
                             Securities        Granted to      Exercise                    Annual Rates of Stock
                             Underlying       Employees In       Price     Expiration      Price Appreciation for
 Name                     Options Granted      Fiscal Year     per Share      Date           Option  Term (5)
-----------------------   -----------------   ------------     ----------   ----------   --------------------------
                                                                                              5%            10%
                                                                                          -----------   -----------
 Robert Nederlander              7,500 (4)         1%           $5.44        6/24/2007       $25,659        $65,025

 David M. Mauer                 50,000 (1)         5%           $5.44        6/24/2007      $171,059       $433,498

 Jeffrey Webb                  347,760 (2)         32%          $3.80        7/25/2007    $1,534,625     $2,794,477
                                50,000 (3)         5%           $5.42        6/24/2007      $170,430       $431,904

 Dan Cougill                    20,000 (1)         2%           $5.44        6/24/2007       $68,424       $173,399

 David Groelinger               20,000 (1)         2%           $5.44        6/24/2007       $68,424       $173,399

 Leonard Toboroff                7,500 (4)         1%           $5.44        6/24/2007       $25,659        $65,025


(1) This option vests as to 25% of the underlying shares on each of the first, second, third and fourth anniversaries of the date of grant. The option is canceled upon a termination of employment for cause. In the event the employee's employment is terminated by the Company, generally, other than for cause, this stock option becomes fully exercisable for one year. The option fully vests immediately upon a change in control.

(2) This option has been fully vested since the grant date. The option is canceled upon a termination of employment for cause. In the event the employee's employment is terminated by the Company, generally, other than for cause, this option becomes fully exercisable for one year. The option fully vests immediately upon a change in control. The exercise price of this option was determined under the terms of an employment agreement which the Company entered into with Mr. Web on May 5, 1997 in connection with the Varsity acquisition which provided that the exercise price would be determined based upon subsequent market activity within a specified period and range. The $3.80 exercise price exceeded the market price of the Company's Common Stock on May 5, 1997, the date of the employment agreement, but was below the market price of $5.13 a share on July 25, 1997, the grant date of the option, resulting in an in-the-money value of $460,782 on July 25, 1997.

(3) This option vests as to one third of the underlying shares on each of the first, second and third anniversaries of the grant date. The option is canceled upon a termination of employment for cause. In the event the employee's employment is terminated by the Company, generally, other than for cause, the option becomes fully exercisable for one year. The option fully vests immediately upon a change in control.

(4) Messrs. Nederlander and Toboroff were granted options together with the other members of the Company's Board of Directors (other than Mr. Mauer and Mr. Webb) in 1997 under the Company's 1991 Stock Option Plan. The option is fully exercisable commencing June 24, 1998 through June 24,
     2007.    In the event the holders Board membership terminates, generally, other than for cause, than option becomes fully exercisable for 90 days. The option terminates if the holder's Board membership terminates for cause.

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


                       STOCK OPTIONS HELD AT END OF 1997

     The following table indicates the total number of exercisable and unexercisable stock options held by each named executive officer listed below on December 31, 1997. No options to purchase the Company's Common Stock were exercised during 1997. On December 31, 1997, the last sale price of the Common Stock on NASDAQ was $5.00 per share.

                        Number of Securities
                             Underlying             Value of Unexercised
                       Unexercised Options at      in-the-Money Options at
                          December 31, 1997           December 31, 1997
                     --------------------------   --------------------------
 Name                Exercisable  Unexercisable   Exercisable  Unexercisable
-------------------  -----------  -------------   -----------  -------------
 Robert Nederlander       37,500          7,500       $82,500             --
 David M. Mauer          302,500        147,500      $429,850        $87,150
 Jeffrey Webb            347,760         50,000      $417,312             --
 Dan Cougill              86,250         38,750      $197,578        $19,922
 David Groelinger         16,250         68,750        $6,094        $18,281
 Leonard Toboroff         37,500          7,500       $82,500             --



            EMPLOYMENT AGREEMENTS AND CHANGE OF CONTROL ARRANGEMENTS

     In June 1992, the Company entered into an employment agreement with each of Messrs. Nederlander and Toboroff. Each agreement continues until terminated by the Company, with termination effective three years after the Company delivers notice of termination or, if earlier, until the death or disability of the employee. The agreements are immediately terminable by the Company for Cause (as defined therein). Bonuses are discretionary with the Board. Each agreement provides a base salary of $162,500 which may be increased in the discretion of the Board, provided that in any event each year the salaries are increased at least by the percentage increase in the Consumer Price Index.
Each agreement provides that in the event the Company terminates the employee's employment, generally, other than for Cause, the employee will receive his full salary through the end of the term of his agreement and annual bonuses for the remainder of the term equal to the average of the annual bonuses awarded to the employee prior to termination.

Each agreement acknowledges that the employee will devote time and provide services to entities other than the Company.

     In April 1993, the Company entered into an employment agreement with Mr. Mauer. The agreement, as amended in 1994, provides an annual base salary in such amount in excess of $400,000 as the Board of Directors may determine from time to time. The agreement provides for years after 1993 that the Board of Directors and Mr. Mauer establish target bonuses based upon measures to be agreed upon before the beginning of each calendar year, and that Mr. Mauer's bonus will be a percentage, not to exceed 100%, of his base salary based upon the percent of the targets achieved. The agreement continues until terminated by the Company, with termination effective three years after the Company delivers notice of termination or, if earlier, until Mr. Mauer's death or disability. The agreement is immediately terminable for Cause (as defined
therein).    Mr. Mauer was granted an option for ten years to acquire 300,000 shares of the Company's Common Stock pursuant to the Agreement at an average price of $3.63 per share. In the event Mr. Mauer's employment is terminated, generally, other than for Cause, Mr. Mauer will receive his salary for a period of three years plus a pro rata portion of the bonus earned through the date of termination, and his options become fully exercisable for one year.

     In addition, in connection with the acquisition of Varsity, the Company
entered into an employment agreement with Mr. Webb effective June 1997.   Under
the provisions of such agreement Mr. Webb serves as Vice Chairman of the Board of Directors of the Company as well as President and Chief Operating Officer of the Varsity Group Division. Mr. Webb is entitled to a base salary of no less than $375,000 per year and is eligible to participate in those bonus arrangements which are made available to other senior officers of the Company at a target level of 40% of his base salary. Pursuant to his employment agreement, Mr. Webb received options to purchase 50,000 shares of Common Stock of the Company with a per share exercise price of $5.44 and "special options" to purchase an additional 347,760 shares at a per share exercise price of $3.80. Upon termination of Mr. Webb's employment (i) by the Company without Cause (as defined therein), (ii) by Mr. Webb with Good Reason (as defined therein, including a material adverse alteration in his status or responsibilities and relocation more than 50 miles from Memphis, Tennessee), or
(iii) following a Change in Control (as defined therein), Mr. Webb will receive continued payments of base salary for the longer of the remainder of the term and one year (two years in case of termination following a Change in Control), as well as certain benefits. Mr. Webb is subject to a noncompetition covenant generally for a period of two years following the termination of his employment for any reason. Pursuant to his employment agreement, Mr. Webb agreed to become a party to the Stockholders Agreement to which Messrs. Mauer, Nederlander, Toboroff, McConnaughy and Cougill are parties.

     The Company entered into an employment agreement with Mr. Cougill as of February 1, 1994, providing for a $50,000 signing bonus, an annual salary of $200,000 per annum and minimum bonus of $50,000 for 1994. Pursuant to the Agreement, Mr. Cougill was granted an option for five years to purchase 75,000 shares of the Company's Common Stock at $2.56 per share. The employment agreement also provides that in the event the Company terminates Mr. Cougill's employment, generally, other than for Cause (as defined therein), Mr. Cougill will receive his full salary for a period of one year plus the pro rata portion of his bonus earned through the date of termination by the Company, and his options become exercisable in full for one year. The Agreement is immediately terminable for Cause and expires, unless renewed, in May 1999.

     The Company entered into an employment agreement with Mr. Groelinger effective March 1996 in connection with his joining the Company as Chief Financial Officer. The agreement provides for an annual base salary of $180,000 and a guaranteed minimum bonus for 1996 of $25,000. Thereafter, bonuses will be a percentage of his salary, with a target of 40%. Pursuant to the Agreement, Mr. Groelinger was granted a ten year option to purchase 65,000 shares of the Company's Common Stock at an exercise price of $4.63 per share. The agreement is immediately terminable for Cause (as defined therein) and expires, unless renewed, in March 2000. The agreement provides, generally, that if Mr. Groelinger's employment is terminated other than for Cause he will be paid no less than one year's salary (two years' salary in the event termination arises in connection with a Change of Control (as defined therein) plus a pro rata portion of his bonus through the date of termination and his stock options become immediately exercisable for one year to the extent then vested.

     The stock options granted to Messrs. Mauer, Webb, Cougill and Groelinger in connection with their employment become immediately exercisable in the event a change of control of the Company occurs.


                            COMPENSATION COMMITTEE
                      INTERLOCKS AND INSIDER PARTICIPATION

     Mr. McConnaughy is a member of the Company's Board of Directors and its Compensation and Audit Committees and a member of a group of stockholders who may be deemed to beneficially own and exercise control over approximately 53% of the Company's outstanding Common Stock and management as of April 22, 1998. See "Security Ownership of Certain Beneficial Owners and Management".

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of April 22, 1998 pertaining to ownership of the Company's Common Stock by persons known to the Company to own 5% or more of the Company's Common Stock and Common Stock owned beneficially by each director and named executive officer of the Company and by directors and named executive officers of the Company as a group.

     In April 1998 MLC Partners Limited Partnership ("MLC") dissolved and made a distribution of its assets including its entire interests in the Company's Common Stock, to its partners. The partners of MLC were affiliates of Mr. Robert Nederlander (Chairman of the Board) and Mr. John McConnaughy (a director).

     The information contained herein has been obtained from the Company's records, or from information furnished directly by the individual or entity to the Company or in Form 13D filings or Form 4 or Form 5 filings.

                                      Shares Owned      Percent/Shares
                                      Beneficially         Outstanding
                               -------------------      ---------------
   Robert E. Nederlander             5,348,687 (1)               52.6%
   810 Seventh Avenue
   New York, NY 10019

   David M. Mauer                      421,525 (2)                4.4%
     Riddell Sports Inc.
   900 Third Avenue/27th Fl.
   New York, NY 10022

   Jeffrey G. Webb                   1,130,687 (3)               11.9%
   c/o Varsity Spirit Corporation
   2525 Horizon Lake Drive
   Memphis, TN 38133

   Leonard Toboroff                  1,342,003 (4)               14.6%
     Riddell Sports Inc.
   900 Third Avenue/27th Fl.
   New York, NY 10022

   Don R. Kornstein                     35,000 (5)                   *
     Riddell Sports Inc.
   900 Third Avenue/27th Fl.
   New York, NY 10022

   John McConnaughy, Jr.             1,070,144 (6)               11.6%
   c/o JEMC Corp.
   1011 High Ridge Road
   Stamford, CT  06905

   Glenn E. "Bo" Schembechler           37,500 (5)                   *
   1904 Boulder Drive
   Ann Arbor, MI  48104

   Dan Cougill                          96,427 (7)                1.0%
     Riddell, Inc.
   3670 N. Milwaukee Avenue
   Chicago, IL 60641

   David Groelinger                     36,000 (8)                   *
     Riddell Sports Inc.
   900 Third Avenue/27th Fl.
   New York, NY 10022

   All officers and directors as     5,457,187                   53.1%
    a group (9 individuals)

   Angelo, Gordon & Co., L.P.        1,395,000 (9)               13.3%
   245 Park Avenue/26th Fl.
   New York, NY 10167
____________________

  *  Less than 1%

(1) Of the 5,348,687 shares beneficially owned by Mr. Nederlander: (i) 1,287,901 shares are owned by Mr. Nederlander directly or through entities controlled by him having dispositive power over these shares (87,239 of these 1,287,901 shares underlie options granted under the Company's 1991 Stock Option Plan or Warrant (defined in Item 13 below) and are currently exercisable; 646,037 of such 1,287,901shares are subject to a Voting Trust (the "Voting Trust") expiring May 29, 2001pursuant to which Robert Nederlander is voting trustee and has sole voting power (except to the limited extend described in Note 6 below) and (ii) an additional 4,060,786 shares are beneficially owned by Mr. Nederlander as Voting Trustee under the Voting Trust and pursuant to a shareholders agreement to which Mr. Nederlander and certain other officers and directors of the Company and their affiliates are parties (the"Shareholders Agreement"). Under Rule 13-d of the Securities Exchange Act of 1934, as amended (the "Exchange Act") Mr. Nederlander is deemed to beneficially own the shares of stock subject to the Voting Trust and the Shareholders Agreement.

(2) 421,525 shares of Common Stock beneficially owned by Mr. Mauer are subject to the Shareholders Agreement and 365,259 of these shares are issuable in connection with options granted under the Company's 1991 Stock Option Plan and the Warrant that are exercisable currently.

(3) The 1,130,687 shares of Common Stock beneficially owned by Mr. Webb are subject to the Shareholders Agreement and 347,760 of these shares underlie options granted under the Company's 1991 Stock Option Plan or 1997 Stock Option Plan that are exercisable currently.

(4) The 1,342,003 shares of Common Stock beneficially owned by Mr. Toboroff are subject to the Shareholders Agreement and 91,038 shares underlie options granted under the Company's 1991 Stock Option Plan and the Warrant that are currently exercisable.

(5) Represents shares underlying options granted under the Company's 1991 Stock Option Plan that are currently exercisable.

(6)  Of the 1,070,144 shares of Common Stock beneficially owned by Mr.
     McConnaughy: (i) 484,530 are subject to the Voting Trust; (ii) 585,614 are subject to the Shareholders Agreement and (iii) 80,989 shares underlie options granted under the Company's 1991 Stock Option Plan and the Warrant that are currently exercisable. Mr. McConnaughy has pledged his interest in 989,155 shares of the Company's Common Stock to financial institutions to secure loans. The Voting Trust provides that if Mr. McConnaughy defaults on the loan pursuant to which the pledge was made, the voting restrictions are removed from the pledged shares.

(7) The 96,427 shares of Common Stock beneficially owned by Mr. Cougill are subject to the Shareholders Agreement and 86,725 of these shares underlie options granted under the Company's 1991 Stock Option Plan and the Warrant that are exercisable currently.

(8) Includes 32,500 shares underlying that portion of an option granted under the Company's 1991 Stock Option Plan to acquire an aggregate of 65,000 shares that is currently exercisable.

(9) Based on a Schedule 13G filed February 13, 1997, Angelo, Gordon & Co., L.P. may be deemed to be the beneficial owner of 1,395,000 shares as a result of voting and dispositive powers it holds with respect to $1,000,000 principal amount of the Company's 4.10% Convertible Subordinated Note due November 1, 2004 (the "Notes") convertible at $5.3763 per share into 186,000 shares of the Company's Common Stock held for its own account and $6,500,000 principal amount of Notes convertible into 1,202,000 shares of Common Stock which it holds for the account of private investment funds for which it acts a general partner and/or investment advisor or investment manager.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Obligations to Certain Shareholders

     In 1994 the Company granted a Warrant (the "Warrant") to a limited partnership owned in part by Messrs. Nederlander, Toboroff and McConnaughy to purchase 150,000 shares of its Common Stock in consideration for the extension of a note in the amount of $2,000,000 issued by the partnership in favor of the Company. In August 1995 certain of the original partners withdrew from the partnership, and Messrs. Cougill, Mauer, McConnaughy, Nederlander and Toboroff or entities controlled by them acquired their interests in the Warrant.

     In June, 1997, the Company repaid a promissory note in the principal amount of $439,000 owned by Messrs. Nederlander, Toboroff, McConnaughy and an unaffiliated person. The note, which bore interest at 8% per annum, was issued in April 1988 with a scheduled maturity date of April 1998. The note was repaid when the Company entered into certain other financing transactions in connection with the acquisition of Varsity.



     The undersigned registrant hereby amends its Form 10-K for the Fiscal Year Ended December 31, 1997 to include the information contained herein in response to Part III of Form 10-K.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to Form 10K for 1997 to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of April, 1998.

                                       RIDDELL SPORTS INC.

                                       By: LISA J. MARRONI
                                          ------------------------
                                          Lisa J.  Marroni
                                          Vice President