Form 10-Q
period 1998-03-31
RIDDELL SPORTS INC
filed 1998-05-15
CIK 874786

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1998


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


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
                   9,129,154 Common Shares as of May 12, 1998

                              RIDDELL SPORTS INC.

                                     INDEX


                                                                       Page

     Form 10-Q  Cover Page  . . . . . . . . . . . . . . . . . . . . .   1
     Form 10-Q  Index . . . . . . . . . . . . . . . . . . . . . . . .   2
     Part I.  Financial Information:
       Item 1.   Financial Statements:
          Condensed Consolidated Balance Sheets . . . . . . . . . . .   3
          Condensed Consolidated Statements of Operations . . . . . .   4
          Condensed Consolidated Statements of Shareholders' Equity .   5
          Condensed Consolidated Statements of Cash Flows . . . . . .   6
          Notes to Condensed Consolidated Financial Statements  . . .   7
       Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations  . . . . . . .   10
     Part II.   Other Information:
       Item 1.  Legal Proceedings   . . . . . . . . . . . . . . . . .   13
       Item 2.  Changes in Securities   . . . . . . . . . . . . . . .   13
       Item 3.  Defaults upon Senior Securities   . . . . . . . . . .   13
       Item 4.  Submission of Matters to a Vote of Security Holders     13
       Item 5.  Other Information:
          Recent events . . . . . . . . . . . . . . . . . . . . . . .   13
       Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . .   13
     Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . .   14


     This Report contains certain statements which may be "forward looking" statements under the federal securities laws that are based on the beliefs of management as well as assumptions made by and information currently available to management. Forward looking statements appear in "Management's Discussion and Analysis of Financial Condition and Results of Operations" concerning tax loss carryforwards and the Company's tax rates. Such statements contain uncertainties including without limitation, changes in tax laws and the levels and components of taxable income achieved by the Company in the future, which in turn is dependent on many things as are described in reports and other documents filed by the Company from time to time.

Part 1.    FINANCIAL INFORMATION; Item 1.  FINANCIAL STATEMENTS

<CAPTIONS>
                                                 RIDDELL SPORTS INC. AND SUBSIDIARIES
                                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                                            (In thousands)

                                                                              March 31,      December 31,
                                                                                 1998             1997
                                                                             -------------   --------------
                                                                ASSETS
Current assets:
  Cash      . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             $925          $ 1,011
  Accounts receivable, trade, less allowance for doubtful
    accounts ($930 and $824 respectively) (Note 4)  . . . . . . . . . . .           28,993           26,425
  Inventories (Note 5)  . . . . . . . . . . . . . . . . . . . . . . . . .           26,592           24,066
  Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . .            7,462            6,800
  Other receivables   . . . . . . . . . . . . . . . . . . . . . . . . . .            1,628            1,562
  Deferred taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            5,058            1,358
                                                                             -------------   --------------
    Total current assets  . . . . . . . . . . . . . . . . . . . . . . . .           70,658           61,222
Property, plant and equipment, less accumulated
  depreciation ($5,239 and $4,767 respectively)   . . . . . . . . . . . .            7,903            7,823
Intangibles and deferred charges, less accumulated
  amortization ($14,309 and $13,248 respectively)   . . . . . . . . . . .          111,057          112,118
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              639              598
                                                                             -------------   --------------
                                                                                 $ 190,257        $ 181,761
                                                                             =============   ==============

                                                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . .           $8,927           $8,377
  Accrued liabilities   . . . . . . . . . . . . . . . . . . . . . . . . .            6,484           10,717
  Customer deposits   . . . . . . . . . . . . . . . . . . . . . . . . . .            2,744            4,529
                                                                             -------------   --------------
           Total current liabilities  . . . . . . . . . . . . . . . . . .           18,155           23,623
Long-term debt, less current portion  . . . . . . . . . . . . . . . . . .          139,700          122,500
Deferred taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              453              453
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .            3,060            3,060
Contingent liabilities (Note 6) . . . . . . . . . . . . . . . . . . . . .               -                -

Shareholders' equity
  Preferred stock   . . . . . . . . . . . . . . . . . . . . . . . . . . .               -                -
  Common stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               91               91
  Additional paid in capital  . . . . . . . . . . . . . . . . . . . . . .           36,559           36,386
  Accumulated deficit   . . . . . . . . . . . . . . . . . . . . . . . . .           (7,761)          (4,352)
                                                                             -------------   --------------
                                                                                    28,889           32,125
                                                                             -------------   --------------
                                                                                 $ 190,257        $ 181,761
                                                                             =============   ==============

                                       See notes to condensed consolidated financial statements.

<CAPTIONS>
                                                 RIDDELL SPORTS INC. AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (In thousands, except per share amounts)


                                                                     Three Months Ended
                                                                         March 31,
                                                             ----------------------------------
                                                                  1998                1997
                                                              --------------     --------------
Net revenues  . . . . . . . . . . . . . . . . . . . . . . .        $  30,979          $  18,575
Cost of revenues  . . . . . . . . . . . . . . . . . . . . .           19,010             10,094
                                                               -------------       ------------
Gross profit  . . . . . . . . . . . . . . . . . . . . . . .           11,969              8,481
Selling, general and administrative expenses  . . . . . . .           15,718              7,832
                                                               -------------       ------------
Income (loss) from operations . . . . . . . . . . . . . . .           (3,749)               649
Interest expense  . . . . . . . . . . . . . . . . . . . . .            3,360                666
                                                               -------------       ------------
Loss before taxes . . . . . . . . . . . . . . . . . . . . .           (7,109)               (17)
Income tax benefit  . . . . . . . . . . . . . . . . . . . .           (3,700)                -
                                                               -------------       ------------
Net loss    . . . . . . . . . . . . . . . . . . . . . . . .        ($  3,409)            ($  17)
                                                               =============       ============


Net loss per share, basic and diluted . . . . . . . . . . .           ($0.37)            ($0.00)

Weighted average number of common
  shares outstanding  . . . . . . . . . . . . . . . . . . .            9,105              8,068










                                       See notes to condensed consolidated financial statements.

<CAPTIONS>
                                                 RIDDELL SPORTS INC. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                            (In thousands)

                                                                                 Retained
                                           Common Stock        Additional        earnings           Total
                                     ---------------------       paid in       (Accumulated     Shareholders'
                                      Shares        Amount       capital          deficit)         equity
                                     -----------  --------    --------------   -------------    --------------
For the three months ended March 31, 1997:
  Balance, January 1, 1997    . . .       8,068      $  81         $  31,457       ($  3,793)        $  27,745
    Net loss for the period   . . .          -          -                 -              (17)              (17)
                                     -----------  --------    --------------   -------------    --------------
  Balance, March 31,1997  . . . . .       8,068      $  81         $  31,457       ($  3,810)        $  27,728
                                     ===========  ========    ==============   =============    ==============



For the three months ended March 31, 1998:
  Balance, January 1, 1998  . . . .       9,079      $  91         $  36,386       ($  4,352)        $  32,125
    Issuance of common stock upon
       exercise of stock options  .          17         -                 45              -                 45
    Stock issued to employees   . .          27         -                128              -                128
    Net loss for the period   . . .          -          -                 -           (3,409)           (3,409)
                                     -----------  --------    --------------   -------------    --------------
  Balance, March 31, 1998   . . . .       9,123      $  91         $  36,559       ($  7,761)        $  28,889
                                     ===========  ========    ==============   =============    ==============








                                       See notes to condensed consolidated financial statements.

<CAPTIONS>
                                                 RIDDELL SPORTS INC. AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (In thousands)


                                                                     Three Months Ended
                                                                         March 31,
                                                             ----------------------------------
                                                                  1998                1997
                                                              --------------     --------------
Cash flows from operating activities:
    Net loss  . . . . . . . . . . . . . . . . . . . . . . .        ($  3,409)            ($  17)
    Adjustments to reconcile net loss to net
     cash used in operating activities:
      Depreciation and amortization:
        Amortization of debt issue costs  . . . . . . . . .              203                 23
        Other depreciation and amortization   . . . . . . .            1,330                554
      Provision for losses on accounts receivable . . . . .              194                 81
      Deferred taxes  . . . . . . . . . . . . . . . . . . .           (3,700)                 -
      Changes in assets and liabilities:
        (Increase) decrease in:
          Accounts receivable, trade  . . . . . . . . . . .           (2,762)            (6,080)
          Inventories   . . . . . . . . . . . . . . . . . .           (2,526)             1,786
          Prepaid expenses  . . . . . . . . . . . . . . . .             (662)               605
          Other receivables   . . . . . . . . . . . . . . .              (66)               (86)
          Other assets  . . . . . . . . . . . . . . . . . .              (41)                 -
        Increase (decrease) in:
          Accounts payable  . . . . . . . . . . . . . . . .              550               (818)
          Accrued liabilities   . . . . . . . . . . . . . .           (4,105)               104
          Customer deposits   . . . . . . . . . . . . . . .           (1,785)              (108)
                                                               -------------       ------------
              Net cash used in operating activities   . . .          (16,779)            (3,956)
                                                               -------------       ------------
Cash flows from investing activities:
    Capital expenditures  . . . . . . . . . . . . . . . . .             (552)               (70)
                                                               -------------       ------------
              Net cash used in investing activities   . . .             (552)               (70)
                                                               -------------       ------------
Cash flows from financing activities:
    Net borrowings under line-of-credit agreement   . . . .           17,200              4,131
    Principal payments on long-term debt  . . . . . . . . .                -               (158)
    Proceeds from issuance of common stock  . . . . . . . .               45                -
                                                               -------------       ------------
              Net cash provided by financing activities   .           17,245              3,973
                                                               -------------       ------------

Net increase (decrease) in cash   . . . . . . . . . . . . .              (86)               (53)
Cash, beginning . . . . . . . . . . . . . . . . . . . . . .            1,011                357
                                                               -------------       ------------
Cash, ending  . . . . . . . . . . . . . . . . . . . . . . .          $   925            $   304
                                                               =============       ============


                                       See notes to condensed consolidated financial statements.

                      RIDDELL SPORTS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of presentation
     The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. These statements are unaudited, and in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of the Company's consolidated financial position and the consolidated results of its operations and cash flows at March 31, 1998 and 1997 and for the periods then ended. Certain information and footnote disclosures made in the Company's last Annual Report on Form 10-K have been condensed or omitted for these interim statements. Accordingly, these condensed consolidated financial statements should be read in conjunction with the December 31, 1997 Annual Report on Form 10-K. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected during the remainder of 1998.



2.   Acquisition and pro forma information

     As discussed in prior reports, the Company acquired Varsity Spirit Corporation ("Varsity") in June 1997. The acquisition was accounted for as a purchase and, accordingly, the operating results of Varsity have been included in the consolidated statements of operations from the date of acquisition. The following pro forma information for the three months ended March 31, 1997 presents the combined operations of the Company and Varsity as if the acquisition and relating financing transactions had occurred at the beginning of 1997:

     Pro Forma Three Months Ended March 31, 1997
     (In thousands)

     Net revenues                   $ 26,916
     Cost of sales                    15,881
                                    --------
     Gross profit                     11,035
     Selling, general
       and administrative expenses    13,606
                                    --------
     Loss from operations             (2,571)
     Interest expense                  3,431
                                    --------
     Loss before taxes                (6,002)
     Income taxes                         -
                                    --------
     Net loss                       ($ 6,002)
                                    ========
     Net loss per share               ($0.66)
                                    ========

     Depreciation and amortization    $1,351

     These pro forma results have been presented for comparative purposes only and include certain pro forma adjustments including: (1) additional amortization expense as a result of goodwill arising from the acquisition ($386); (2) salary increases relating to contracts entered into in conjunction with the transactions

                         RIDDELL SPORTS INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)



 ($38); (3) elimination of costs incurred by Varsity in maintaining its status as a separate public corporation ($88); (4) adjustments of certain expenses incurred by the Company or Varsity based on programs existing within the other company ($17); (5) additional interest on acquisition debt and related debt changes ($2,827); and (7) the tax effect of the above ($1,125 net credit elimination). The pro forma results are not necessarily indicative of results that would have occurred had the combination been effected at the date indicated nor of future operating results of the combined operations.


3.   Earnings per share

     The Company's net loss per share amounts have been computed by dividing its net loss by the weighted average number of outstanding common shares. Diluted earnings per share for the three month periods ended March 31, 1998 and 1997 is equal to basic earnings per share as both periods resulted in a net loss. Potentially dilutive securities, which would include convertible debt, Common Stock options and warrants, were not dilutive due to the net losses incurred.



4.   Receivables

     Accounts receivable include unbilled shipments of approximately $2,441,000
and $1,157,000 at March 31, 1998 and December 31, 1997, respectively.   It is
the Company's policy to record revenues when the related goods have been shipped. Unbilled shipments represent receivables for shipments that have not been invoiced. These amounts relate principally to partial shipments to customers who are not invoiced until their order is shipped in its entirety or customers with orders containing other terms that require a deferral in the issuance of an invoice. Management believes that substantially all of these unbilled receivables will be invoiced within the current sales season.



5.   Inventories

      Inventories consist of the following:
         (In thousands)         March 31, December 31,
                                   1998      1997
                                ---------  ---------
         Finished goods         $  14,812  $  12,691
         Work-in-process            2,980      3,571
         Raw materials              8,800      7,804
                                ---------  ---------
                                 $ 26,592   $ 24,066
                                =========  =========

                         RIDDELL SPORTS INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)



6.   Litigation matters and contingencies

     At March 31, 1998, the Company was a defendant in 5 product liability suits relating to personal injuries allegedly related to the use of helmets manufactured or reconditioned by subsidiaries of the Company. The Company estimates that the uninsured portion of future costs and expenses related to these claims, and incurred but not reported claims, will amount to at least $3,900,000, and accordingly, a reserve in this amount is included in the Condensed Consolidated Balance Sheet at March 31, 1998 as part of accrued liabilities and other liabilities. These reserves are based on estimates of losses and defense costs anticipated to result from such claims, from within a range of potential outcomes, based on available information, including an analysis of historical data such as the rate of occurrence and the settlement amounts of past cases. However, due to the uncertainty involved with estimates, the ultimate outcome of these claims, or potential future claims, cannot presently be determined and actual results have at times varied substantially from earlier estimates and could do so in the future. Accordingly, there can be no assurance that the ultimate costs of such claims will fall within the established reserves.


7.   Supplemental cash flow information

     During the three month period ended March 31, 1998 the Company issued shares of its Common Stock, valued at $128,000 based on quoted market values at the time of grant, to certain employees as consideration for compensation included in accrued liabilities at December 31, 1997.

     Cash paid for interest was $7,014,000 and $585,000 for the three month periods ended March 31, 1998 and 1997, respectively. Income tax payments, or refunds, were not significant for the three periods ended March 31, 1998 and 1997.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Overview and seasonality

     As discussed in prior reports, the Company acquired Varsity Spirit Corporation (the "Acquisition" and "Varsity") in June 1997. The Acquisition significantly increased the size of the Company's business and significantly changed the Company's financial structure.

     Operating results for the first quarter 1997 do not include Varsity's operations or other effects of the Acquisition, since this period preceded the Acquisition. As a result, the Company's operating results for the first quarter of 1998, which reflect the acquired operations, are not comparable to its operating results for the first quarter of 1997. To assist in overcoming this comparability limitation, the following discussion includes a comparison of certain pro forma operating results for the first quarter of 1997. As used in this discussion, the pro forma results are on the basis described and presented in Note 2 of the Consolidated Financial Statements and include Varsity's preacquisition results together with certain pro forma adjustments.

     Operations for the three month periods ended March 31, 1998 and 1997 resulted in net losses. The net loss for the first quarter of 1998 was $3.4 million while the pro forma net loss for the first quarter of 1997 was $6.0 million. However, the decrease in the loss is due to the recognition of a tax benefit for the 1998 period whereas no benefit is reflected for the pro forma 1997 quarterly period. The difference in taxes is further discussed below. Losses before tax benefits were $7.1 million for the first quarter of 1998 and $6.0 million for the pro forma 1997 period.

     The first quarter revenue increase and loss was anticipated and is consistent with the seasonality of the Company's business. The combined operations of the Company and Varsity have been most profitable in the second and third quarters of recent years. Increasing losses in the first quarter can be expected as the Company incurs a high level of marketing and other costs in preparation for the upcoming season. At the same time, sales volume is at a seasonal low.

     The Company's institutional business lines are at a one of the low points in their annual business cycle during the first quarter because customers typically do not need these products until just before the school year begins. The institutional business lines consist of products and services sold by the Company's sales force directly to customers in the educational and extracurricular markets. These include the Company's historical lines of football and other athletic products and the lines of school spirit and dance uniforms and accessory products and camp and event services acquired from Varsity. While many of the Company's special events occur in the first quarter, nearly all of its camp activities are conducted during the summer. Sales of the Company's institutional products, while not as seasonal as the camp business, occur at seasonally low levels through the first quarter before delivery demand increases in the second and third quarter as the football season and the new school year approach.

     The Company's retail business is also at a seasonal low-point during the first quarter. This business line consists of sports collectibles and other products sold to retailers. Sales of these lines reach their peak during the summer and fall periods as retailers build inventory in anticipation of both the football and holiday shopping seasons.


     Revenues

     Revenues for the three month period ended March 31, 1998 increased $4.1 million, or 15%, to $31.0 million in comparison to pro forma revenues of $26.9 million for first quarter of 1997.

     Most of the revenue gains came from the Company's institutional businesses which increased by 16%, or $3.7 million, from $23.4 million on a pro forma basis for the first quarter of 1997 to $27.2 million for the first quarter of 1998. The increase was principally due to an increase in camp and event revenues resulting from increased attendance at special events. Attendance at the Company's all-star high school and college cheerleading and dance championships held at the Walt Disney Resort in Orlando increased approximately 30% over 1997 levels with approximately 26,000 people attending. Co. Dance, the Company's venture into the private dance market in collaboration with Paula Abdul which commenced operations at the end of last year, also contributed to this year's revenue increase.

     Revenues from sports collectibles and other products sold to retail channels increased 14%, or $0.4 million, to $3.3 million for the three months ended March 31, 1998 from $2.9 million in the first quarter of 1997. As discussed above, most sales of the Company's retail business occur later in each calendar year and the first quarter period is generally too early in the annual cycle to be representative of the year. During the first quarter the Company generally introduces new products at industry shows and works on new product introductions with a goal of generating sales and shipments later in the year. New products recently introduced for 1998 include a desk-top organizer and a goose neck lamp, both made from a miniature football helmet, a player specific version of the Company's Pocket Pro (a 2 inch size replica football helmet) called "Game Greats" and a baseball batter's helmet version of the Pocket Pro.

     Revenue from trademark licensing was stable in comparison to the first quarter of 1997 at approximately $0.5 million in both quarterly periods. Royalties are anticipated to decline in the second half of 1998 with the expiration of certain licenses, as discussed in prior reports.


     Gross Profit

     Gross profit for the three months ended March 31, 1998 was $12.0 million, an 8% increase over pro forma gross profit of $11.0 million for the three months ended March 31, 1997. Gross margins decreased as a percentage of sales from 41.0% on a pro forma basis for the first quarter of 1997 to 38.6% for the first quarter of 1998. Margin rates were lower due to a shift in product mix as most revenue increases related to products and services which have relatively low margins. Margins for the first quarter of 1998 were also impacted by pricing relating to certain promotional programs.


     Selling, General and Administrative Expenses

     Selling, general and administrative expenses for the three months ended March 31, 1998 were $15.7 million, a 16% increase over pro forma expenses of $13.6 million for the three months ended March 31,

1997.   The overall expense increase is due to new product development costs, new strategic initiatives and normal cost increases as well as proportional increases in variable selling expenses. As a percentage of sales, selling general and administrative expenses remained relatively stable at 50.7% for the first quarter of 1998 and 50.5% on a pro forma basis for the first quarter of 1997.


     Interest Expense

     Interest expense for the first quarter of 1998 reflects increased costs associated with the additional debt incurred, in June 1997, to finance the Varsity acquisition. Interest expense for the quarter was stable in relation to interest computed on a pro forma basis for the first quarter of 1997.


     Income Taxes

     The tax benefit for the first quarter of 1998 reflects the estimated overall tax rate for 1998 operating results applied to the first quarter loss. As discussed in prior reports, the goodwill recorded in connection with the Varsity acquisition will generate approximately $1.7 million in incremental annual amortization charges that are not deductible for income tax purposes. The resulting increase in the amount of permanent differences between income or loss computed for financial reporting purposes and for income tax purposes has the effect of increasing the Company's effective tax rate. The permanent differences are expected to amount to approximately $2.8 million for the year. The tax rate has also been impacted by the anticipated utilization of loss carryforwards. The effect of the permanent differences and the recognition of loss carryforwards on the overall tax rate for the year can vary significantly depending on levels of taxable income and other factors used in estimating the tax rate. Accordingly, the final tax rate determined for 1998 could vary significantly from the estimate used for the quarter.

     As discussed in prior reports, the Company has certain tax net operating loss carryforwards available to offset the payment of income taxes in future periods.

     No income tax benefit was reflected for the Company's historical or pro forma results for 1997 due to losses, including certain nonrecurring costs, incurred during the year and the availability of operating loss carryforwards. Accordingly, taxes and the related impact on earnings are not comparable between the first quarter of 1998 and the first quarter of 1997.


Liquidity and Capital Resources

     Several factors have a significant effect on the seasonality of the Company's working capital needs. A significant portion of the Company's institutional products and reconditioning services are sold throughout the year on dated payment terms, with related receivables becoming due during the following July to October period. The Company incurs costs relating to its camp business throughout the fourth quarter to second quarter time period as it prepares for the upcoming camp season, while most revenue relating to camps is collected in the June to August period. Additionally, the Company's debt structure impacts the seasonality of its working capital demands as the semi-annual interest payments on its $115 million of 10.5% Senior Notes come due each January and July.

       In order to finance these seasonal working capital demands, the Company maintains a revolving line of credit (the "Credit Facility"). The outstanding balance on the Credit Facility follows the seasonal cycles described above, increasing during the early part of the operating cycle in the first and second quarters of each year and then decreasing from the late second quarter and into the fourth quarter each year as collections are used to reduce the outstanding balance. There were no outstanding borrowings at December 31, 1997 under the Credit Facility. At March 31, 1998 the outstanding balance under the Credit Facility was $17.2 million.

     There are no principal payments due on the Senior Notes until they mature in 2007. The Credit Facility matures in 2002 and provides for borrowings of up to $35 million, dependant on certain levels of receivables and inventories. The Company has recently amended the Credit Facility to modify certain financial covenants. The amendment did not change any provision of the Credit Facility affecting interest rates or other loan costs.

     The Company's current debt service obligations are significant and, accordingly, the ability of the Company to meet its debt service and other obligations will depend on its future performance and is subject to financial, economic and other factors, some of which are beyond its control. However, the Company believes that operating cash flow together with funds available from the Credit Facility will be sufficient to fund its debt service and seasonal and other working capital requirements in the foreseeable future.




Part II.    OTHER INFORMATION

Item 1.   Legal Proceedings

     The Company is a defendant in certain product liability proceedings and from time to time becomes involved in various claims and lawsuits incidental to its business including, without limitation, employment related litigation. See
Note 6 of "Notes to Condensed Consolidated Financial Statements".

Item 2.  Changes in Securities
     None

Item 3.  Defaults upon Senior Securities
     None

Item 4.  Submission of Matters to a Vote of Security Holders
     None

Item 5.  Other Information
     None

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibit index:
     10.1 Amendment No. 1, dated as of March 31, 1998 to Credit Agreement among Riddell Sports Inc., as Borrower, the subsidiaries of Riddell, as Guarantors, and the Lenders identified therein, and NBD Bank, as Administrative Agent, and Nations Bank, N.A., as Documentation Agent

     27   Financial Data Schedule (submitted in electronic form to
          SEC only)

    (b)   Reports on Form 8-K
          None



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        RIDDELL SPORTS INC.


     Date:     May 14, 1998             By    /s/ DAVID MAUER
                                             ----------------------------
                                             David Mauer
                                             President and
                                             Chief Executive Officer




     Date:     May 14, 1998             By    /s/ DAVID GROELINGER
                                             ----------------------------
                                             David Groelinger
                                             Executive Vice President and
                                             Chief Financial Officer


     Date:     May 14, 1998             By    /s/ LAWRENCE F. SIMON
                                             ----------------------------
                                             Lawrence F. Simon
                                             Senior Vice President
                                             (Principal Accounting Officer)