Form 10-Q
period 1998-06-30
RIDDELL SPORTS INC
filed 1998-08-14
CIK 874786

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED JUNE 30, 1998


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

                 9,133,154 Common Shares as of August 14, 1998

                              RIDDELL SPORTS INC.

                                     INDEX


                                                                         Page
                                                                         ----

     Form 10-Q  Cover Page  . . . . . . . . . . . . . . . . . . . . . .    1
     Form 10-Q  Index . . . . . . . . . . . . . . . . . . . . . . . . .    2
     Part I. Financial Information:
       Item 1. Financial Statements:
             Condensed Consolidated Balance Sheets  . . . . . . . . . .    3
             Condensed Consolidated Statements of Operations  . . . . .    4
             Condensed Consolidated Statements of Shareholders' Equity     5
             Condensed Consolidated Statements of Cash Flows  . . . . .    6
             Notes to Condensed Consolidated Financial Statements . . .    7
       Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations . . . . .   11
     Part II. Other Information:
       Item 1.  Legal Proceedings   . . . . . . . . . . . . . . . . . .   15
       Item 2.  Changes in Securities   . . . . . . . . . . . . . . . .   15
       Item 3.  Defaults upon Senior Securities   . . . . . . . . . . .   15
       Item 4.  Submission of Matters to a Vote of Security Holders   .   15
       Item 5.  Other Information   . . . . . . . . . . . . . . . . . .   15
       Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . .   16
     Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . .   16




     This Report contains certain statements which are "forward looking" statements under the federal securities laws that are based on the beliefs of management as well as assumptions made by and information currently available to management. Forward looking statements appear in "Management's Discussion and Analysis of Financial Condition and Results of Operations" concerning the relative profitability of the Company's operations during the third quarter and the seasonal patterns of its business. Such statements contain uncertainties including without limitation, (i) continuation of historical patterns of demand for the Company's products and the Company's ability to meet the demand; (ii) changes in consumer preferences and in the popularity of athletic and school spirit programs; (iii) actions by competitors, including new product introductions; (iv) the loss of suppliers or foreign sourcing; (v) changes in business strategy or new product lines; (v) performance by licensee; (vi) changes in general economic conditions. The company does not intend to update these forward looking statements.

Part 1.    FINANCIAL INFORMATION; Item 1.  FINANCIAL STATEMENTS

<CAPTIONS>
                             RIDDELL SPORTS INC. AND SUBSIDIARIES
                                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                                              (Unaudited)
                                                            (In thousands)
                                                                                 June  30,    December 31,
                                                                                 1998             1997
                                                                              ------------   --------------
                                                                ASSETS
Current assets:
  Cash      . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $1,546          $ 1,011
  Accounts receivable, trade, less allowance for doubtful
    accounts ($928 and $824 respectively) (Note 4)  . . . . . . . . . . .           55,373           26,425
  Inventories (Note 5)  . . . . . . . . . . . . . . . . . . . . . . . . .           28,246           24,066
  Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . .            7,530            6,800
  Other receivables   . . . . . . . . . . . . . . . . . . . . . . . . . .            1,698            1,562
  Deferred taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            3,228            1,358
                                                                              ------------   --------------
    Total current assets  . . . . . . . . . . . . . . . . . . . . . . . .           97,621           61,222
Property, plant and equipment, less accumulated
  depreciation ($5,812 and $4,767 respectively)   . . . . . . . . . . . .            7,797            7,823
Intangibles and deferred charges, less accumulated
  amortization ($15,346 and $13,248 respectively)   . . . . . . . . . . .          110,020          112,118
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              662              598
                                                                              ------------   --------------
                                                                                  $216,100         $181,761
                                                                              ============   ==============

                                                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . .          $16,076           $8,377
  Accrued liabilities   . . . . . . . . . . . . . . . . . . . . . . . . .           10,534           10,717
  Customer deposits   . . . . . . . . . . . . . . . . . . . . . . . . . .           10,410            4,529
                                                                              ------------   --------------
           Total current liabilities  . . . . . . . . . . . . . . . . . .           37,020           23,623
Long-term debt, less current portion  . . . . . . . . . . . . . . . . . .          144,500          122,500
Deferred taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              453              453
Other Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .            3,060            3,060
Contingent liabilities (Note 6) . . . . . . . . . . . . . . . . . . . . .               -                -

Shareholders' equity
  Preferred stock   . . . . . . . . . . . . . . . . . . . . . . . . . . .               -                -
  Common stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               91               91
  Additional paid in capital  . . . . . . . . . . . . . . . . . . . . . .           36,573           36,386
  Accumulated deficit   . . . . . . . . . . . . . . . . . . . . . . . . .           (5,597)          (4,352)
                                                                              ------------   --------------
                                                                                    31,067           32,125
                                                                              ------------   --------------
                                                                                  $216,100         $181,761
                                                                              ============   ==============

                                       See notes to condensed consolidated financial statements.

<CAPTIONS>                                       RIDDELL SPORTS INC. AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                              (Unaudited)
                                               (In thousands, except per share amounts)



                                            Three Months Ended                      Six Months Ended
                                                 June 30,                               June 30,
                                       --------------------------------     -------------------------------
                                          1998               1997               1998               1997
                                        ----------         ----------        ----------         ----------
Net Revenues    . . . . . . . . . .        $59,008            $28,676           $89,987            $47,251
Cost of revenues  . . . . . . . . .         34,527             15,751            53,537             25,845
                                        ----------         ----------        ----------         ----------
Gross profit  . . . . . . . . . . .         24,481             12,925            36,450             21,406
Selling, general and
  administrative expenses . . . . .         16,516             10,781            32,234             18,613
                                        ----------         ----------        ----------         ----------
Income from operations  . . . . . .          7,965              2,144             4,216              2,793
Interest expense (Note 6) . . . . .          3,971              4,239             7,331              4,905
                                        ----------         ----------        ----------         ----------

Income (loss) before taxes  . . . .          3,994             (2,095)           (3,115)            (2,112)
Income taxes (benefit)  . . . . . .          1,830                 -             (1,870)                 -
                                        ----------         ----------        ----------         ----------
Net income (loss) . . . . . . . . .         $2,164            ($2,095)          ($1,245)           ($2,112)
                                        ==========         ==========        ==========         ==========


Net earnings (loss) per share :
       Basic  . . . . . . . . . . .          $0.24             ($0.26)           ($0.14)            ($0.26)
       Diluted  . . . . . . . . . .          $0.20             ($0.26)           ($0.14)            ($0.26)

Weighted average number common
  and common equivalent
  shares outstanding
       Basic  . . . . . . . . . . .          9,128              8,133             9,116              8,101
       Diluted  . . . . . . . . . .         11,225              8,133             9,116              8,101




                                       See notes to condensed consolidated financial statements.

<CAPTIONS>
                                                 RIDDELL SPORTS INC. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                              (Unaudited)
                                                            (In thousands)


                                                                                 Retained
                                           Common Stock        Additional        earnings           Total
                                     --------------------        paid in       (Accumulated     Shareholders'
                                      Shares        Amount       capital          deficit)         equity
                                     ----------     ------      ------------   -------------     -------------

For the six months ended June 30, 1997:
  Balance, January 1, 1997    . . .       8,068        $81           $31,457         ($3,793)          $27,745
    Compensation in connection
       with option grants . . . . .          -          -                559              -                559
    Sale of common stock,
       net of costs . . . . . . . .         986         10             4,310              -              4,320
    Net loss for the period   . . .          -          -                 -           (2,112)           (2,112)
                                     ----------     ------      ------------   -------------     -------------
  Balance, June 30, 1997  . . . . .       9,054        $91           $36,326         ($5,905)         $ 30,512
                                     ==========     ======      ============   =============     =============



For the six months ended June 30, 1998:

  Balance, January 1, 1998  . . . .       9,079        $91           $36,386         ($4,352)          $32,125
    Issuance of common stock upon
       exercise of stock options  .          27         -                 59              -                 59
    Stock issued to employees   . .          27         -                128              -                128
    Net income for the period   . .          -          -                 -           (1,245)           (1,245)
                                     ----------     ------      ------------   -------------     -------------
  Balance, June 30, 1998  . . . . .       9,133        $91           $36,573         $(5,597)          $31,067
                                     ==========     ======      ============   =============     =============

                                       See notes to condensed consolidated financial statements.

<CAPTIONS>                                       RIDDELL SPORTS INC. AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (Unaudited)
                                                            (In thousands)

                                                                   Six  Months Ended June 30,
                                                              ------------------------------
                                                                  1998                1997
                                                                ----------        ----------
Cash flows from operating activities:
    Net loss  . . . . . . . . . . . . . . . . . . . . . .         ($1,245)           ($2,112)
    Adjustments to reconcile net loss to net
     cash used in operating activities:
      Depreciation and amortization:
        Amortization of debt issue costs  . . . . . . . .             407                 75
        Other depreciation and amortization   . . . . . .           2,737              1,212
      Stock options issued  . . . . . . . . . . . . . . .               -                559
      Provision for losses on accounts receivable . . . .             370                162
      Deferred taxes  . . . . . . . . . . . . . . . . . .          (1,870)                 -
      Changes in assets and liabilities (net
        of effects from acquisition):
        (Increase) decrease in:
          Accounts receivable, trade  . . . . . . . . . .         (29,318)           (17,390)
          Inventories   . . . . . . . . . . . . . . . . .          (4,180)             1,545
          Prepaid expenses  . . . . . . . . . . . . . . .            (730)             2,631
          Other receivables   . . . . . . . . . . . . . .            (136)                15
          Other assets  . . . . . . . . . . . . . . . . .             (64)                24
        Increase (decrease) in:
          Accounts payable  . . . . . . . . . . . . . . .           7,699              3,122
          Accrued liabilities   . . . . . . . . . . . . .             (55)            (1,278)
          Customer deposits   . . . . . . . . . . . . . .           5,881               (830)
          Other liabilities   . . . . . . . . . . . . . .              -                (427)
                                                                ----------        ----------
              Net cash used in operating activities   . .         (20,504)           (12,692)
                                                                ----------        ----------
Cash flows from investing activities:
    Capital expenditures  . . . . . . . . . . . . . . . .          (1,020)              (282)
    Acquisition of Varsity Spirit Corporation . . . . . .               -            (91,245)
                                                               ----------         ----------
              Net cash used in investing activities   . .          (1,020)           (91,527)
                                                               ----------         ----------
Cash flows from financing activities:
    Net borrowings under line-of-credit agreement   . . .          22,000                510
    Proceeds from issuance of long-term debt  . . . . . .               -            115,000
    Debt issue costs  . . . . . . . . . . . . . . . . . .               -             (6,640)
    Principal payments on long-term debt:
      Shareholders  . . . . . . . . . . . . . . . . . . .               -               (439)
      Banks and other . . . . . . . . . . . . . . . . . .               -             (5,313)
    Proceeds from issuance of common stock  . . . . . . .              59              4,320
                                                               ----------         ----------
              Net cash provided by financing activities            22,059            107,438
                                                               ----------         ----------
Net increase in cash  . . . . . . . . . . . . . . . . . .             535              3,219
Cash, beginning . . . . . . . . . . . . . . . . . . . . .           1,011                357
                                                               ----------         ----------
Cash, end   . . . . . . . . . . . . . . . . . . . . . . .          $1,546             $3,576
                                                               ==========         ==========

                                       See notes to condensed consolidated financial statements.

                      RIDDELL SPORTS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of presentation

     The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. These statements are unaudited, and in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of the Company's consolidated financial position and the consolidated results of its operations and cash flows at June 30, 1998 and 1997 and for the periods then ended. Certain information and footnote disclosures made in the last Annual Report on Form 10-K have been condensed or omitted for these interim statements. Accordingly, these condensed consolidated financial statements should be read in conjunction with the December 31, 1997 Annual Report on Form 10-K. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected during the remainder of 1998.


2.   Acquisition

     As discussed in prior reports, the Company acquired Varsity Spirit Corporation ("Varsity") on June 19, 1997. The acquisition was accounted for as a purchase and, accordingly, the operating results of Varsity have been included in the consolidated statements of operations from the date of acquisition. The following pro forma information for the three and six month periods ended June 30, 1997 presents the combined operations of the Company and Varsity as if the acquisition and relating financing transactions had occurred at the beginning of 1997:

  Pro Forma Financial Information:
                                                 Three Months   Six Months
                                                     Ended         Ended
                                                    June 30,     June 30,
     (In thousands)                                   1997         1997
                                                   ----------   ---------
     Net revenues                                     $56,146     $83,062
     Cost of sale                                      32,365      48,246
                                                   ----------   ---------
     Gross profit                                      23,781      34,816
     Selling, general and administrative expenses      21,777      35,383
                                                   ----------   ---------
     Income (loss) from operations                      2,004        (567)
     Interest expense                                   3,825       7,256
                                                   ----------   ---------
     Income (loss) before taxes                        (1,821)     (7,823)
     Income taxes                                          -          -
                                                   ----------   ---------
     Net income (loss)                                ($1,821)    ($7,823)
                                                   ==========   =========

     Earnings (loss) per share                         ($0.20)     ($0.86)
     Depreciation and amortization                      1,462       2,813

     These pro forma results have been presented for comparative purposes only and include the following proforma adjustments for the quarter and six month period ended June 30, 1997, respectively: (1) additional amortization expense as a result of goodwill arising from the acquisition ($403 and $789);

                         RIDDELL SPORTS INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)


 (2) salary increases relating to contracts entered into in conjunction with the transactions ($37 and $75); (3) elimination of costs incurred by Varsity in maintaining its status as a separate public corporation ($77 and $165); (4) adjustments of certain expenses incurred by the Company or Varsity based on programs existing within the other company ($21 and $38); (5) elimination of one time charges arising from the transaction for redeeming Varsity stock options ($4,783 and $4,783), a change in control payment ($250 and $250) and bridge loan commitment fees ($3,000 and $3,000); (6) additional interest on acquisition debt and related debt charges ($2,574 and $5,401); and (7) the tax effect of the above ($603 and $1,728 net credit eliminations). The pro forma results are not necessarily indicative of results that would have occurred had the combination been effected at the beginning of 1997 nor of future operating results of the combined operations.


3.   Earnings per share

     The Company's basic net earnings (loss) per share amounts have been computed by dividing earnings (loss) by the weighted average number of outstanding common shares. The Company's diluted earnings (loss) per share is computed by adjusting earnings for effect of the assumed conversion of dilutive securities and dividing the result by the weighted average number of common shares and common equivalent shares relating to dilutive securities. A reconciliation between the numerators and denominators for these calculations follows:

<CAPTIONS>
                                                                 Three months ended       Six months ended
                                                                     June 30,                 June 30,
                                                               -------------------    -------------------
                                                                 1998        1997       1998        1997
                                                                --------   --------    --------    --------
                                                                               (In thousands)
  Earnings (loss) - numerator:
    Net income (loss)                                            $2,164     ($2,095)    ($1,245)    (2,112)
    Effect of assumed conversion, when dilutive,
      of convertible debt - interest savings net of tax              57          -           -          -
                                                                --------   --------    --------    --------
             Numerator for diluted per share computation         $2,221     ($2,095)    ($1,245)   ($2,112)
                                                                ========   ========    ========    ========

  Shares - denominator:
    Weighted average number of outstanding common shares          9,128       8,133       9,116      8,101
    Weighted average common equivalent shares:
      Options and warrants, assumed exercise of
         dilutive options and warrants, net of treasury shares
         which could have been purchased from the proceeds of
         the assumed exercise based on average market prices        702          -           -          -
      Convertible debt, assumed conversion when dilutive          1,395          -           -          -
                                                                --------   --------    --------    --------
             Denominator for diluted per share computation       11,225       8,133       9,116      8,101
                                                                ========   ========    ========    ========

       All potentially dilutive securities were excluded from the computation of diluted earnings per share for the three month period ended June 30, 1997 and the six month periods ended June 30, 1998 and 1997 as their inclusion would not have been dilutive due to the net loss for these periods.

                         RIDDELL SPORTS INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)


4.   Receivables

     Accounts receivable include unbilled shipments of approximately $12,225,000 and $1,157,000 at June 30, 1998 and December 31, 1997,
respectively.   It is the Company's policy to record revenues when the related goods have been shipped. Unbilled shipments represent receivables for shipments that have not been invoiced. These amounts relate principally to partial shipments to customers who are not invoiced until their order is shipped in its entirety or customers with orders containing other terms that require a deferral in the issuance of an invoice. Management believes that substantially all of these unbilled receivables will be invoiced within the current sales season.



5.   Inventories

      Inventories consist of the following:
         (In thousands)               June 30,   December 31,
                                          1998         1997
                                        ---------     ---------
           Finished goods                $ 16,156    $  12,691
           Work-in-process                  2,439        3,571
           Raw materials                    9,651        7,804
                                        ---------     ---------
                                         $ 28,246     $ 24,066
                                        =========     =========


6.   Litigation matters and contingencies

     At June 30, 1998, the Company was a defendant in 5 product liability suits relating to personal injuries allegedly related to the use of helmets manufactured or reconditioned by subsidiaries of the Company. The Company estimates that the uninsured portion of future costs and expenses related to these claims, and incurred but not reported claims, will amount to at least $3,900,000, and accordingly, a reserve in this amount is included in the Condensed Consolidated Balance Sheet at June 30, 1998 as part of accrued liabilities and other liabilities. These reserves are based on estimates of losses and defense costs anticipated to result from such claims, from within a range of potential outcomes, based on available information, including an analysis of historical data such as the rate of occurrence and the settlement amounts of past cases. However, due to the uncertainty involved with estimates, the ultimate outcome of these claims, or potential future claims, cannot presently be determined and actual results have at times varied substantially from earlier estimates and could do so in the future. Accordingly, there can be no assurance that the ultimate costs of such claims will fall within the established reserves.


7.   Supplemental cash flow information

     During the six month period ended June 30, 1998 the Company issued shares of its Common Stock, valued at $128,000 based on quoted market values at the time of grant, to certain employees as consideration for compensation included in accrued liabilities at December 31, 1997.

                         RIDDELL SPORTS INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)




     In June 1997, in connection with the acquisition of Varsity Spirit Corporation, the Company assumed liabilities of approximately $22,959,000. In June 1997, the Company credited additional paid in capital for $559,000 relating to value ascribed to certain stock options.

     Cash paid for interest was $7,630,000 and $5,038,000 (including $3.0 million in 1997 for certain bridge financing commitment fees incurred in connection with financing matters relating to the Varsity acquisition) for the six month periods ended June 30, 1998 and 1997, respectively. Income tax payments, or refunds, were not significant for the periods ended June 30, 1998 and 1997.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Overview and seasonality

     As discussed in prior reports, the Company acquired Varsity Spirit Corporation (the "Acquisition" and "Varsity") on June 19, 1997. The Acquisition significantly increased the size of the Company's business and significantly changed the Company's financial structure.

     Operating results of the Company for the period ended June 30, 1997 includes only a few days of Varsity's operations (since most of the period preceded the Acquisition) and the related effects of the Acquisition. As a result, the Company's operating results for the first half and second quarter of 1998, which reflect the acquired operations, are not comparable to its operating results for the 1997 periods. Accordingly, the following discussion includes a comparison of certain pro forma operating results for the 1997 periods. As used in this discussion, the pro forma results are on the basis described and presented in Note 2 of the Consolidated Financial Statements and include Varsity's preacquisition results together with certain pro forma adjustments.

     Operations for the three month period ended June 30, 1998 resulted in net income of $2.2 million, or $0.20 per share on a diluted basis, in comparison to a pro forma net loss of $1.8 million for the second quarter of 1997.

     The second quarter profit was offset by losses earlier in the year resulting in a net loss of $1.2 million for the first half of 1998. The pro forma net loss for the six month period of 1997 was $7.8 million. The results for the 1998 period reflect a provision for a tax benefit whereas no taxes were reported for the year ago period. The difference in taxes is further discussed below. Losses before tax benefits were $3.1 million for the first half of 1998 and $7.8 million for the pro forma 1997 period.

     The losses early in the calendar year were anticipated and are consistent with the historical seasonality of the Company's business. Historically, the combined operations of the Company and Varsity have been most profitable in the second and third quarters of recent years, with the third quarter typically being the strongest.

     The Company's institutional and retail business lines are at one of the low points in their annual business cycles during the early part of the calendar year. This is because customers typically do not need these products until just before the school year begins in the case of institutional products and until the fall football and holiday shopping seasons in the case of the Company's retail products.

     The institutional business lines consist of products and services sold by the Company's sales force directly to customers in the educational and extracurricular markets. These include the Company's historical lines of football and other athletic products and the lines of school spirit and dance uniforms and accessory products and camp and event services. While many of the Company's special events occur early in the calendar year, nearly all of its camp activities are conducted during the summer. Sales of the Company's institutional products, while not as seasonal as the camp business, occur at seasonally low levels into the second quarter before delivery demand increases later in the second and third quarter as the football season and the new school year approach.

     The Company's retail business is also typically at a seasonal low-point through the first half of the year, although these sales have historically begun to increase during the second quarter as well. This business line consists of sports collectibles and other products sold to retailers. Sales of these lines reach their peak during the later part of the summer and into the fall as retailers build inventory in anticipation of both the football and holiday shopping seasons.


     Revenues

     Revenues for the three month period ended June 30, 1998 increased $2.9 million, or 5%, to $59.0 million in comparison to pro forma revenues of $56.1 million for the second quarter of 1997. For the six month period ended June 30, 1998 revenues increased by $6.9 million or 8%, to $90.0 million in comparison to pro forma revenues of $83.1 million for the first half of 1997.

     The revenue gains came from the Company's institutional businesses which increased 7% during the quarter or $3.6 million from $50.7 million on a pro forma basis for the second quarter of 1997 to $54.3 million for the second quarter of 1998. For the full six month period institutional revenues increased 10% or $7.4 million from $74.1 million on a pro forma basis for the
first half of 1997 to $81.5 million for the first half of 1998.   The increase
in the second quarter was mostly due to increased volume of cheerleading uniform shipments.

     Revenues from sports collectibles and other products sold to retail channels decreased in the second quarter by 10%, or $0.5 million, to $4.1 million for the three months ended June 30, 1998 from $4.6 million in the second quarter of 1997. The drop offset a rise in sales during the first quarter with the net effect that sales remained relatively unchanged for the first half at approximately $7.5 million for the six month periods of both 1998 and 1997. Management believes the flat sales reflect two general industry factors, a general weakness in demand for licensed sports products and the trade's pattern of buying later in the year.

     Revenue from trademark licensing was approximately $0.3 million below comparable 1997 levels for both the second quarter and six month periods of 1998. The decrease is attributable to a decrease in royalties reported from
the Company's license of the MacGregor  name to Kmart.   Royalties are
anticipated to decline further in the second half of 1998 as a result of the recent expiration of certain licenses in June 1998, as discussed in prior reports.


     Gross Profit

     Gross profit for the second quarter of 1998 increased to $24.5 million from $23.8 million for the pro forma 1997 quarter and for the six month period increased to $36.5 million from $34.8 million for the pro forma 1997 period. Gross margins decreased as a percentage of sales from 42.4% on a pro forma basis for the second quarter of 1997 to 41.5% for the second quarter of 1998. For the six month period gross margin rates decreased from 41.9% on a pro forma basis for the first half of 1997 to 40.5% for the first half of 1998. A decrease in royalty income accounted for a large part of the decline in margin rates. Also contributing to the decline was a shift in the mix of products and services sold as the Company realized increases in sales of products and services which have relatively low margins.

     Selling, General and Administrative Expenses

          Selling, general and administrative expenses for the second quarter of 1998 decreased by $5.3 million to $16.5 million from $21.8 million for the pro forma 1997 quarter and for the six month period decreased by $3.2 million
to $32.2 million from $35.4 million for the pro forma 1997 period.   Selling,
general and administrative expenses decreased as a percentage of sales from 38.8% on a pro forma basis for the second quarter of 1997 to 28.0% for the second quarter of 1998. For the six month period selling, general and administrative expenses rates decreased from 42.6% on a pro forma basis for the
first half of 1997 to 35.8% for the first half of 1998.   The change in expense
levels is principally due to a high level of expenses incurred in the 1997 periods including legal expenses relating to non-product liability litigation matters settled last year, expenses related to the Acquisition and marketing expenses expected to be incurred in different periods subsequent to 1997.
These expenses amounted to approximately $4 million in the first half of 1997. After adjusting for these factors selling general and administrative expenses still showed a decline as a percentage of sales for the 1998 periods.


     Interest Expense

     Interest expense for the second quarter and six month period of 1998 reflect increased costs associated with the additional debt incurred in June 1997 to finance the Acquisition. Interest expense for the 1998 periods is comparable to interest expense computed on a pro forma basis for the comparable periods of 1997.


     Income Taxes

     Income taxes for the second quarter of 1998 and the tax benefit for the year to date period of 1998 reflect the estimated overall tax rate for 1998 operating results applied to the year to date loss. As discussed in prior reports, the goodwill recorded in connection with the Acquisition will generate approximately $1.7 million in incremental annual amortization charges that are not deductible for income tax purposes. The resulting increase in the amount of permanent differences between income or loss computed for financial reporting purposes and for income tax purposes has the effect of increasing the Company's effective tax rate. The permanent differences are expected to amount to approximately $2.8 million for the year. The tax rate has also been impacted by the anticipated utilization of loss carryforwards. The effect of the permanent differences and the recognition of loss carryforwards on the overall tax rate for the year can vary significantly depending on levels of taxable income and other factors used in estimating the tax rate. Accordingly, the final tax rate determined for 1998 could vary significantly from the estimate used for the quarter and six month periods.

     As discussed in prior reports, the Company currently has certain tax net operating loss carryforwards available to offset the payment of income taxes.

     No income tax benefit was reflected for the Company's historical or pro forma results for 1997 due to losses, including certain nonrecurring costs incurred during the year and the availability of operating loss carryforwards. Accordingly, taxes and the related impact on earnings are not comparable between the 1998 and 1997 periods.

Liquidity and Capital Resources

     Several factors have a significant effect on the seasonality of the Company's working capital needs. A significant portion of the Company's institutional products and reconditioning services are sold throughout the year on dated payment terms, with related receivables becoming due during the following July to October period. The Company incurs costs relating to its camp business from the fourth quarter and into the second quarter as it prepares for the upcoming camp season, while most revenue relating to camps is collected in the June to August period. Additionally, the Company's debt structure impacts the seasonality of its working capital demands as the semi-annual interest payments on its $115 million of 10.5% Senior Notes come due each January and July.

       In order to finance these seasonal working capital demands, the Company maintains a revolving line of credit (the "Credit Facility"). The outstanding balance on the Credit Facility follows the seasonal cycles described above, increasing during the early part of the operating cycle in the first and second quarters of each year and then decreasing from the late second quarter and into the fourth quarter each year as collections are used to reduce the outstanding balance. There were no outstanding borrowings at December 31, 1997 under the Credit Facility. At June 30, 1998 the outstanding balance under the Credit Facility was $22.0 million as compared to $18.4 million at June 30, 1997.

     There are no principal payments due on the Senior Notes until they mature in 2007. The Credit Facility matures in 2002 and provides for borrowings of up to $35 million, depending on levels of receivables and inventories.

     The Company's current debt service obligations are significant and, accordingly, the ability of the Company to meet its debt service and other obligations will depend on its future performance and is subject to financial, economic and other factors, some of which are beyond its control. However, the Company believes that operating cash flow together with funds available from the Credit Facility will be sufficient to fund its current debt service and seasonal and other current working capital requirements.

Part II.    OTHER INFORMATION

Item 1.   Legal Proceedings

     The Company is a defendant in certain product liability proceedings and from time to time becomes involved in various claims and lawsuits incidental to its business including, without limitation, product liability, personal injury
and employment-related litigation.   See Note 6 of "Notes to Condensed
Consolidated Financial Statements".


Item 2.  Changes in Securities
          None


Item 3.  Defaults upon Senior Securities
          None


Item 4.  Submission of Matters to a Vote of Security Holders

     On June 24, 1998 the Company held its Annual Meeting of Stockholders. At the Meeting the stockholders elected the following individuals to serve as members of the Board of Directors until the next annual meeting of stockholders or until their earlier removal or resignation:

                                                                 Broker
                                   For     Against Abstentions  Non Votes
                               ----------  -------  ----------  ----------

     Don R. Kornstein           8,238,017    3,857        none       none
     David Mauer                8,239,852    2,022        none       none
     John McConnaughy, Jr.      8,239,862    2,012        none       none
     Robert E. Nederlander      8,239,752    2,122        none       none
     Glenn E. "Bo" Schembechler 8,239,862    2,012        none       none
     Leonard Toboroff           8,239,862    2,012        none       none
     Jeffrey G. Webb            8,239,862    2,012        none       none

     The stockholders also voted to ratify the appointment of Grant Thornton LLP as its independent certified public accountants for the year ending December 31, 1998. The voting for this proposition was 8,238,152 in favor; 3,708 against; 14 abstentions and no broker nonvotes.



Item 5.  Other Information
          None

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibit index:

          10.1 Amendment No. 3 dated as May 28, 1998 to Employment Agreement dated as of February 1, 1995 between the Company and Dan Cougill.

          27 Financial Data Schedule (submitted in electronic form to SEC only)


    (b)   Reports on Form 8-K
          None



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           RIDDELL SPORTS INC.


     Date:     August 14, 1998          By   /s/ DAVID MAUER
                                            ------------------------
                                             David Mauer
                                             President and
                                             Chief Executive Officer




     Date:     August 14, 1998          By   /s/ DAVID GROELINGER
                                            ------------------------
                                             David Groelinger
                                             Executive Vice President and
                                             Chief Financial Officer


     Date:     August 14, 1998          By   /s/ LAWRENCE F. SIMON
                                           ------------------------
                                             Lawrence F. Simon
                                             Senior Vice President
                                             (Principal Accounting Officer)