Form 10-Q
period 1998-09-30
RIDDELL SPORTS INC
filed 1998-11-16
CIK 874786

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998


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


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
                9,141,166 Common Shares as of November 12, 1998

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
     Part II.   Other Information:
       Item 1.  Legal Proceedings   . . . . . . . . . . . . . . . . .   14
       Item 2.  Changes in Securities   . . . . . . . . . . . . . . .   14
       Item 3.  Defaults upon Senior Securities   . . . . . . . . . .   14
       Item 4.  Submission of Matters to a Vote of Security Holders     14
       Item 5.  Other Information   . . . . . . . . . . . . . . . . .   14
       Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . .   14
     Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . .   15






SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

     This Report contains certain statements which are "forward looking" statements under the federal securities laws that are based on the beliefs of management as well as assumptions made by and information currently available to management. Forward looking statements appear in Note 6 and Note 8 to Notes to Condensed Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" concerning the Company's determination of product liability reserves and tax estimates, the seasonal patterns of its business and estimated cost and timing of Year 2000 problems and possible risks related thereto. Certain factors could cause actual results to differ materially from those in the forward-looking statements including without limitation, (i) continuation of historical patterns of demand for the Company's products and the Company's ability to meet the demand; (ii) actions by competitors, including without limitation new product introductions; (iii) the loss of suppliers or foreign sourcing; (iv) changes in business strategy or new product lines and the Company's ability to successfully implement these; (v) the outcome of pending product liability claims and potential future claims; (vi) the Company's ability to accurately assess and successfully remedy Year 2000 issues within time frame anticipated by management and at the estimated cost; (vii) the ability of third parties with whom the Company has material relationships to remedy their Year 2000 issues on a timely basis; (viii) the Company's ability to estimate tax charges and benefits; and (ix) changes in interest rates and general economic conditions. The Company does not intend to update these forward looking statements.

Part 1.   FINANCIAL INFORMATION
Item 1.   FINANCIAL STATEMENTS

<CAPTIONS>
                                                 RIDDELL SPORTS INC. AND SUBSIDIARIES
                                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                                              (Unaudited)
                                                            (In thousands)

                                                                            September 30,     December 31,
                                                                                 1998             1997
                                                                           ---------------    -------------
                                                                ASSETS
Current assets:
  Cash      . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $2,824          $ 1,011
  Accounts receivable, trade, less allowance for doubtful
    accounts ($933 and $824 respectively) (Note 4)  . . . . . . . . . . .           48,761           26,425
  Inventories (Note 5)  . . . . . . . . . . . . . . . . . . . . . . . . .           24,608           24,066
  Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . .            4,393            6,800
  Other receivables   . . . . . . . . . . . . . . . . . . . . . . . . . .            1,790            1,562
  Deferred taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,358            1,358
                                                                           ---------------    -------------
    Total current assets  . . . . . . . . . . . . . . . . . . . . . . . .           83,734           61,222
Property, plant and equipment, less accumulated
  depreciation ($ 6,532 and $4,767 respectively)  . . . . . . . . . . . .            7,548            7,823
Intangibles and deferred charges, less accumulated
  amortization ($16,331 and $13,248 respectively)   . . . . . . . . . . .          109,035          112,118
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,625              598
                                                                           ---------------    -------------
                                                                                  $201,942         $181,761
                                                                           ===============    =============

                                                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . .          $12,432           $8,377
  Accrued liabilities   . . . . . . . . . . . . . . . . . . . . . . . . .            9,016           10,717
  Customer deposits   . . . . . . . . . . . . . . . . . . . . . . . . . .            2,652            4,529
                                                                           ---------------    -------------
           Total current liabilities  . . . . . . . . . . . . . . . . . .           24,100           23,623
Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          138,200          122,500
Deferred taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              453              453
Other Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .            3,060            3,060
Contingent liabilities (Note 6) . . . . . . . . . . . . . . . . . . . . .               -                -

Shareholders' equity
  Preferred stock   . . . . . . . . . . . . . . . . . . . . . . . . . . .               -                -
  Common stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               91               91
  Additional paid in capital  . . . . . . . . . . . . . . . . . . . . . .           36,586           36,386
  Accumulated deficit   . . . . . . . . . . . . . . . . . . . . . . . . .             (548)          (4,352)
                                                                           ---------------    -------------
                                                                                    36,129           32,125
                                                                           ---------------    -------------
                                                                                  $201,942         $181,761
                                                                           ===============    =============



                                       See notes to condensed consolidated financial statements.

<CAPTIONS>
                                                 RIDDELL SPORTS INC. AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                              (Unaudited)
                                               (In thousands, except per share amounts)



                                            Three Months Ended                     Nine Months Ended
                                               September 30,                         September 30,
                                    ----------------------------------     ---------------------------------
                                          1998               1997               1998               1997
                                      ------------        ------------      -----------        ------------
Net revenues  . . . . . . . . . . .        $69,339            $62,974          $159,326           $110,225
Cost of revenues  . . . . . . . . .         41,702             38,278            95,239             64,123
                                      ------------        ------------      -----------        ------------
Gross profit  . . . . . . . . . . .         27,637             24,696            64,087             46,102
Selling, general and
  administrative expenses . . . . .         16,935             15,051            49,169             33,664
                                      ------------        ------------      -----------        ------------
Income from operations  . . . . . .         10,702              9,645            14,918             12,438
Interest expense  . . . . . . . . .          3,783              3,631            11,114              8,536
                                      ------------        ------------      -----------        ------------
Income before taxes . . . . . . . .          6,919              6,014             3,804              3,902
Income taxes  . . . . . . . . . . .          1,870               150                 -                 150
                                      ------------        ------------      -----------        ------------
Net income  . . . . . . . . . . . .         $5,049             $5,864            $3,804             $3,752
                                      ============        ============      ===========        ============


Net earnings per share :
       Basic  . . . . . . . . . . .          $0.55              $0.65             $0.42              $0.45
       Diluted  . . . . . . . . . .          $0.47              $0.54             $0.37              $0.40

Weighted average number common
  and common equivalent
  shares outstanding
       Basic  . . . . . . . . . . .          9,133              9,055             9,122              8,422
       Diluted  . . . . . . . . . .         10,913             11,071            11,066             10,208




                                       See notes to condensed consolidated financial statements.

<CAPTIONS>
                                                 RIDDELL SPORTS INC. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                              (Unaudited)
                                                            (In thousands)



                                                                                 Retained
                                           Common Stock        Additional        earnings           Total
                                     ---------------------       paid in       (Accumulated     Shareholders'
                                      Shares       Amount        capital          deficit)         equity
                                    -----------  ---------     -------------    ------------    --------------
For the nine months ended September 30, 1997:

  Balance, January 1, 1997    . . .       8,068        $81           $31,457         ($3,793)          $27,745
    Compensation in connection
       with option grants . . . . .          -          -                559              -                559
    Issuance of common stock upon
       exercise of stock options  .           6         -                 14              -                 14
    Sale of common stock,
       net of costs . . . . . . . .         986         10             4,310                             4,320
    Net income for the period   . .          -          -                 -            3,752             3,752
                                    -----------  ---------     -------------    ------------    --------------
  Balance, September 30, 1997   . .       9,060        $91           $36,340            ($41)         $ 36,390
                                    ===========  =========     =============    ============    ==============




For the nine months ended September 30, 1998:

  Balance, January 1, 1998  . . . .       9,079        $91           $36,386         ($4,352)          $32,125
    Issuance of common stock upon
       exercise of stock options  .          28         -                 72              -                 72
    Stock issued to employees   . .          27         -                128              -                128
    Net income for the period   . .          -          -                 -            3,804             3,804
                                    -----------  ---------     -------------    ------------    --------------

  Balance, September 30, 1998   . .       9,134        $91           $36,586           ($548)          $36,129
                                    ===========  =========     =============    ============    ==============





                                       See notes to condensed consolidated financial statements.

<CAPTIONS>
                                                 RIDDELL SPORTS INC. AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (Unaudited)
                                                            (In thousands)

                                                             Nine  Months Ended September 30,
                                                             ---------------------------------
                                                                  1998                1997
                                                              -----------        ------------
Cash flows from operating activities:
    Net income  . . . . . . . . . . . . . . . . . . . . .          $3,804             $3,752
    Adjustments to reconcile net income to net
     cash used in operating activities:
      Depreciation and amortization:
        Amortization of debt issue costs  . . . . . . . .             602                292
        Other depreciation and amortization   . . . . . .           4,246              2,536
      Stock options issued  . . . . . . . . . . . . . . .              -                 559
      Provision for losses on accounts receivable . . . .             442                277
      Deferred taxes  . . . . . . . . . . . . . . . . . .              -                 150
      Changes in assets and liabilities (net
        of effects from acquisition):
        (Increase) decrease in:
          Accounts receivable, trade  . . . . . . . . . .         (22,778)           (10,989)
          Inventories   . . . . . . . . . . . . . . . . .            (542)             4,392
          Prepaid expenses  . . . . . . . . . . . . . . .           2,407              4,643
          Other receivables   . . . . . . . . . . . . . .            (228)               797
          Other assets  . . . . . . . . . . . . . . . . .          (1,027)                38
        Increase (decrease) in:
          Accounts payable  . . . . . . . . . . . . . . .           4,055                480
          Accrued liabilities   . . . . . . . . . . . . .          (1,573)              (321)
          Customer deposits   . . . . . . . . . . . . . .          (1,877)            (7,984)
          Other liabilities   . . . . . . . . . . . . . .              -                (927)
                                                              -----------        ------------
              Net cash used in operating activities   . .         (12,469)            (2,305)
                                                              -----------        ------------

Cash flows from investing activities:
    Capital expenditures  . . . . . . . . . . . . . . . .          (1,490)              (735)
    Acquisition of Varsity Spirit Corporation . . . . . .              -             (91,245)
                                                              -----------        ------------
              Net cash used in investing activities   . .          (1,490)           (91,980)
                                                              -----------        ------------
Cash flows from financing activities:
    Net borrowings under line-of-credit agreement   . . .          15,700            (11,290)
    Proceeds from issuance of long-term debt  . . . . . .              -             115,000
    Debt issue costs  . . . . . . . . . . . . . . . . . .              -              (6,640)
    Principal payments on long-term debt:
      Shareholders  . . . . . . . . . . . . . . . . . . .              -                (439)
      Banks and other . . . . . . . . . . . . . . . . . .              -              (5,313)
    Proceeds from issuance of common stock  . . . . . . .              72              4,334
                                                              -----------        ------------
              Net cash provided by financing activities            15,772             95,652
                                                              -----------        ------------
Net increase in cash  . . . . . . . . . . . . . . . . . .           1,813              1,367
Cash, beginning . . . . . . . . . . . . . . . . . . . . .           1,011                357
                                                              -----------        ------------
Cash, end   . . . . . . . . . . . . . . . . . . . . . . .          $2,824             $1,724
                                                              ===========        ============


                                       See notes to condensed consolidated financial statements.

                      RIDDELL SPORTS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of presentation

     The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. These statements are unaudited, and in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of the Company's consolidated financial position and the consolidated results of its operations and cash flows at September 30, 1998 and 1997 and for the periods then ended. Certain information and footnote disclosures made in the last Annual Report on Form 10-K have been condensed or omitted for these interim statements. Accordingly, these condensed consolidated financial statements should be read in conjunction with the December 31, 1997 Annual Report on Form 10-K. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected during the remainder of 1998.


2.   Acquisition

     As discussed in prior reports, the Company acquired Varsity Spirit Corporation ("Varsity") on June 19, 1997. The acquisition was accounted for as a purchase and, accordingly, the operating results of Varsity have been included in the consolidated statements of operations from the date of acquisition. The following pro forma information for the nine month period ended September 30, 1997 presents the combined operations of the Company and Varsity as if the acquisition and relating financing transactions had occurred at the beginning of 1997:

Pro Forma Nine Months Ended September 30, 1997:
(In thousands)

     Net revenues                       $146,036
     Cost of sales                        86,524
                                       ---------
     Gross profit                         59,512
     Selling, general and
        administrative expenses           50,434
                                       ---------
     Income from operations                9,078
     Interest expense                     10,887
                                       ---------
     Loss before taxes                    (1,809)
     Income taxes                             -
                                       ---------
     Net loss                            ($1,809)
                                       =========

     Loss per share                       ($0.20)
     Depreciation and amortization         4,114

     These pro forma results have been presented for comparative purposes only and include the following proforma adjustments for the nine month period ended September 30, 1997: (1) additional amortization expense as a result of goodwill arising from the acquisition ($789); (2) salary increases relating to contracts entered into in conjunction with the transactions ($75); (3) elimination of costs incurred by Varsity in maintaining its status as a separate public corporation ( $165); (4) adjustments of certain expenses incurred by the Company or Varsity based on programs existing within the other company ($38);
(5) elimination of one time charges arising from the transaction for redeeming Varsity stock options ($4,783), a change in control payment ($250) and bridge loan commitment fees ($3,000); (6) additional interest on acquisition debt and related debt charges ($5,401); and (7) the tax effect of the above ($1,578 net credit

                       RIDDELL SPORTS INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)


elimination). The pro forma results are not necessarily indicative of results that would have occurred had the combination been effected at the beginning of 1997 nor of future operating results of the combined operations.



3.   Earnings per share

     The Company's basic net earnings per share amounts have been computed by dividing earnings by the weighted average number of outstanding common shares. The Company's diluted earnings per share is computed by adjusting earnings for the effect of the assumed conversion of dilutive securities and dividing the result by the weighted average number of common shares and common equivalent shares relating to dilutive securities. A reconciliation between the numerators and denominators for these calculations follows:

<CAPTIONS>

                                                                Three months ended      Nine months ended
                                                                   September 30,               September 30,
                                                              --------------------   ----------------------
                                                                 1998        1997       1998        1997
                                                              ---------   ---------   ---------   ---------
                                                                               (In thousands)
  Earnings - numerator:
    Net income                                                   $5,049      $5,864      $3,804     $3,752
    Effect of assumed conversion, when dilutive,
      of convertible debt - interest savings net of tax              76         105         314        301
                                                              ---------   ---------   ---------   ---------
             Numerator for diluted per share computation         $5,125      $5,969      $4,118     $4,053
                                                              =========   =========   =========   =========

  Shares - denominator:
    Weighted average number of outstanding common shares          9,133       9,055       9,122      8,422
    Weighted average common equivalent shares:
      Options and warrants, assumed exercise of
         dilutive options and warrants, net of treasury shares
         which could have been purchased from the proceeds of
         the assumed exercise based on average market prices        385         621         549        482
      Convertible debt, assumed conversion when dilutive          1,395       1,395       1,395      1,304
                                                              ---------   ---------   ---------   ---------
             Denominator for diluted per share computation       10,913      11,071      11,066     10,208
                                                              =========   =========   =========   =========


4.   Receivables

     Accounts receivable include unbilled shipments of approximately $1,683,000 and $1,157,000 at September 30, 1998 and December 31, 1997, respectively. It is the Company's policy to record revenues when the related goods have been shipped. Unbilled shipments represent receivables for shipments that have not been invoiced. These amounts relate principally to partial shipments to customers who are not invoiced until their order is shipped in its entirety or customers with orders containing other terms that require a deferral in the issuance of an invoice. Management believes that substantially all of these unbilled receivables will be invoiced within the current sales season.

                       RIDDELL SPORTS INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)


5.   Inventories

      Inventories consist of the following:
         (In thousands)
                            September 30,  December 31,
                                  1998           1997
                            -------------  ------------
         Finished goods          $ 13,078     $  12,691
         Work-in-process            2,361         3,571
         Raw materials              9,169         7,804
                            -------------  ------------
                                 $ 24,608      $ 24,066
                            =============  ============

6.   Litigation matters and contingencies

     At September 30, 1998, the Company was a defendant in 5 product liability suits relating to personal injuries allegedly related to the use of helmets manufactured or reconditioned by subsidiaries of the Company. The Company estimates that the uninsured portion of future costs and expenses related to these claims, and incurred but not reported claims, will amount to at least $4,000,000, and accordingly, a reserve in this amount is included in the Condensed Consolidated Balance Sheet at September 30, 1998 as part of accrued liabilities and other liabilities. These reserves are based on estimates of losses and defense costs anticipated to result from such claims, from within a range of potential outcomes, based on available information, including an analysis of historical data such as the rate of occurrence and the settlement amounts of past cases. However, due to the uncertainty involved with estimates, the ultimate outcome of these claims, or potential future claims, cannot presently be determined and actual results have at times varied substantially from earlier estimates and could do so in the future. Accordingly, there is no assurance that the ultimate costs of such claims will fall within the established reserves.


7.   Supplemental cash flow information

     During the nine month period ended September 30, 1998 the Company issued shares of its Common Stock, valued at $128,000 based on quoted market values at the time of grant, to certain employees as consideration for compensation included in accrued liabilities at December 31, 1997.

     In June 1997, in connection with the acquisition of Varsity Spirit Corporation, the Company assumed liabilities of approximately $22,959,000. In June 1997, the Company credited additional paid in capital for $559,000 relating to value ascribed to certain stock options.

     Cash paid for interest was $14,330,000 and $5,038,000 (including $3.0 million in 1997 for certain bridge financing commitment fees incurred in connection with financing matters relating to the Varsity acquisition) for the nine month periods ended September 30, 1998 and 1997, respectively. Income tax payments, or refunds, were not significant for the nine month periods ended September 30, 1998 and 1997.


8.   Income Taxes

     The Company estimates that it will not have an income tax charge or benefit for 1998 so the year to date results include no income taxes. The Company had anticipated a higher 1998 tax rate and recorded a net tax benefit for the first half of 1998 on the six month year to date loss. The tax expense for the third quarter of 1998 reflects an adjustment to reverse the tax benefit recorded earlier in the year.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

     Overview and seasonality

     The Company acquired Varsity Spirit Corporation ("Varsity") on June 19, 1997. The Varsity acquisition significantly increased the size of the Company's business and significantly changed the Company's financial structure.

     The Company's historical operating results for the nine month period ended September 30, 1997 do not include Varsity's operations for the portion of the period before the Varsity acquisition. This makes comparisons of 1997 and 1998 year to date operating results less meaningful. In order to overcome this limitation, the discussion and analysis that follow include comparisons to operating results for the 1997 year to date period that are adjusted on a pro forma basis to include Varsity's results for the portion of the period before the acquisition and other matters related to the Varsity acquisition. The pro forma adjustments are described in Note 2 of the Consolidated Financial Statements included in this report. The third quarter of 1997, as opposed to the nine month period, did include Varsity's operations because the acquisition occurred before the start of the quarter. So, pro forma information is not used for comparisons to the third quarter of 1997.

     Operations for the three month period ended September 30, 1998 resulted in net income of $5.0 million, or $0.47 per share on a diluted basis, in comparison to net income of $5.9 million, or $0.54 per share on a diluted basis, for the third quarter of 1997. The 1998 operating results reflect tax expense of $1.9 million for the quarter, as discussed below, while the 1997 quarterly results included a much lower charge for tax expense. Income before taxes increased by 15% from $6.0 million for the third quarter of 1997 to $6.9 million for the third quarter of 1998.

     In 1998 and 1997 the third quarter profit all or partially offset losses incurred earlier in the year. The result for the nine month period of 1998 was net income of $3.8 million, or $0.37 per share on a diluted basis. This compares to a pro forma net loss of $1.8 million, or ($0.20) per share, for the nine month period of 1997.

     The higher level of profitability in the third quarter is consistent with the historical seasonality of the Company's business. The combined operations of the Company and Varsity have been most profitable in the second and third quarters of recent years, with the third quarter typically being the strongest.

     The Company's institutional and retail business lines are at the high points of their annual business cycles during the third quarter. Demand for the Company's products increases as the school year begins in the case of institutional products, with most camps held during the summer months, and with the approach of the fall football and holiday shopping seasons in the case of the Company's retail products.

     The institutional business lines consist of products and services sold by the Company's sales force directly to customers in the extracurricular markets. These include the Company's historical lines of football and other athletic products and the lines of school spirit and dance uniforms and accessory products and camp and event services.

     Revenues

     Revenues for the three month period ended September 30, 1998 increased $6.3 million, or 10%, to $69.3 million in comparison to revenues of $63.0 million for the third quarter of 1997. For the nine month period ended September 30, 1998 revenues increased by $13.3 million or 9%, to $159.3 million in comparison to pro forma revenues of $146.0 million for the nine month period of 1997.

     Most of the revenue gains were from the Company's institutional businesses, which increased 10% or $5.9 million from $57.4 million for the third quarter of 1997 to $63.3 million for the third quarter of 1998. For the full nine month period institutional revenues increased 10% or $13.3 million from $131.5 million on a pro forma basis for the nine month period of 1997 to $144.8 million for the nine month period of 1998. The increased revenue for both the quarter and year to date period was due in large part to increased volume of institutional products with sales of cheerleading uniforms and accessories providing the largest increase. Athletic product volume also increased significantly due largely to expanded offerings of athletic practice wear and a new emphasis on the youth football market. Camp and event revenue was up modestly for the quarter but contributed strongly to the overall year to date revenue growth due to the strong increase in special event revenues earlier in the year.

     Revenues from sports collectibles and other products sold through retail channels increased in the third quarter by 12% or $0.6 million from $5.1 million for the third quarter of 1997 to $5.7 million for the third quarter of 1998. For the year to date period retail revenues increased 4% or $0.5 million from $12.6 for the first nine months of 1997 to $13.1 million for the nine month period of 1998.

     Revenue from trademark licensing was approximately $0.2 million below comparable 1997 levels for the third quarter and $0.5 million below 1997 levels for the nine month period. The decrease is attributable to the expiration in June 1998 of a license for some of the MacGregor product lines sold by Kmart.


     Gross Profit

     Gross profit for the third quarter of 1998 increased to $27.6 million from $24.7 million for the 1997 quarter and for the nine month period increased to $64.1 million from $59.5 million for the pro forma 1997 period. Gross margins increased as a percentage of sales from 39.2% for the third quarter of 1997 to 39.9% for the third quarter of 1998. For the nine month period gross margin rates decreased from 40.8% on a pro forma basis for the nine month period of 1997 to 40.2% for the nine month period of 1998. The increase in margin rates for the quarterly period is largely due to the economies of scale related to volume increases. Gross margin rates for the year to date period remain down due to a shift in the mix of products and services sold earlier in the year as the Company realized increases in sales of products and services which have relatively low margins.


     Selling, General and Administrative Expenses

     Selling, general and administrative expenses for the third quarter of 1998 increased by $1.8 million to $16.9 million from $15.0 million for the 1997 quarter and for the nine month period decreased by $1.2 million to $49.2 million from $50.4 million for the pro forma 1997 period. Selling, general and administrative expenses increased as a percentage of sales from 23.9% on a pro forma basis for the third quarter of 1997 to 24.4% for the third quarter of 1998. For the nine month period these expenses decreased from a pro forma 34.5% for 1997 to 30.9% in the1998 period primarily because of certain unusual expenses in 1997 which did not recur. The increase in expense levels for the quarterly period were in large part due to the timing of certain sales and marketing expenditures. For the year to date period expense levels decreased as a percentage of revenues even after adjusting for the unusual expenses incurred in the first half of 1997.


     Interest Expense

     Interest expense for the third quarter and nine month period of 1998 reflect increased costs associated with the additional debt incurred in June 1997 to finance the Acquisition. Interest expense for the 1998 periods is comparable to interest expense computed on a pro forma basis for the comparable periods of 1997.


     Income Taxes

     The Company estimates that it will not have an income tax charge or benefit for 1998 so the year to date results include no income taxes. The Company had anticipated a higher 1998 tax rate and recorded a net tax benefit for the first half of 1998 on the six month year to date loss. The tax expense for the third quarter of 1998 reflects an adjustment to reverse the tax benefit recorded earlier in the year.



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

       In order to finance these seasonal working capital demands, the Company maintains a credit facility consisting of a revolving line of credit. The outstanding balance on the credit facility follows the seasonal cycles described above, increasing during the early part of the operating cycle in the first and second quarters of each year and then decreasing from the late second quarter and into the fourth quarter each year as collections are used to reduce the outstanding balance. There were no outstanding borrowings at December 31, 1997 under the credit facility. At September 30, 1998 the outstanding balance under the credit facility was $15.7 million as compared to $6.6 million at September 30, 1997.

     There are no principal payments due on the Senior Notes until they mature in 2007. The credit facility matures in 2002 and provides for borrowings of up to $35 million, depending on levels of receivables and inventories.

     The Company's current debt service obligations are significant and, accordingly, the ability of the Company to meet its debt service and other obligations will depend on its future performance and is subject to financial, economic and other factors, some of which are beyond its control.
Furthermore, due to the seasonality of working capital demands described above, year over year growth in the Company's business and working capital could lead to higher debt levels in future periods until the fall of each year when the majority of dated receivables are collected. The Company believes that operating cash flow together with funds available from its existing credit facility will be sufficient to fund its current debt service and seasonal and other current working capital requirements. However, many factors, including growth and expansion of the Company's business, could necessitate the need for increased lines of credit or other changes in credit facilities.



Year 2000 Issues

     The Company, like virtually all companies and organizations, is faced with addressing the Year 2000 issue which relates to the possibility that computer systems and embedded computer chips may not be able to properly process data which utilizes dates after December 31, 1999.

     The most significant Year 2000 issues facing the Company are associated with the computer information systems used to plan, operate and track its business. The Company has substantially completed the process of assessing which of its information systems are subject to Year 2000 problems. The Company is now in the process of taking corrective action to minimize the impact of any problems. Some systems are being corrected by replacing them with hardware and software which is Year 2000 compliant and software modifications are being made to other systems to make them Year 2000 compliant.


     The Company has made substantial progress towards completing remediation of many of these problems, but the process is not yet complete. Most of the changes and replacements are anticipated to be completed by the spring of 1999 and remaining actions completed in the later part of 1999.

     The Company also faces Year 2000 problems relating to embedded computer chips which control equipment used within the business such as telephone equipment and a limited amount of machinery. The Company has completed assessments of equipment considered most susceptible to Year 2000 issues and repair or replacement has been arranged for equipment found to have Year 2000 problems. The process of assessing the remaining equipment remains ongoing.

     The Company also faces Year 2000 issues with third parties. These third parties include customers who purchase the Company's retail products and suppliers of raw materials and finished goods, among others. The Company's institutional products and services are sold to a large number of schools and other customers, making it impractical to poll them in order to determine their Year 2000 readiness. Because this customer base is large the potential of a negative impact may be lowered as none of these customers individually account for a material portion of the Company's revenues. The Company has had limited discussions with certain other customers and vendors on this issue in order to access the impact their Year 2000 problems might have on the Company and plan accordingly. However, the process of communications with key customers and vendors remains ongoing.

     Expense for Year 2000 remedial programs amounted to approximately $200,000 in 1997 and a similar level of annual expense is anticipated for 1998 and 1999. Additionally, the Company has incurred capital expenditures for computer hardware and software replacements, as described above, of approximately $500,000 from the middle of 1997 to date. An additional $500,000 of capital expenditures is anticipated before the end of 1999.

     The Company's remedial actions are intended to reduce the possibility of a disruption of the Company's business due to Year 2000 issues. While the Company believes these actions will be successful the issues involved are full of complexities and uncertainties so there can be no assurance that a disruption of its business will not occur. If a material disruption of the Company's business were to occur it could have a material adverse impact on the Company's results of operations, liquidity and financial condition.

     At present the Company's Year 2000 efforts have been directed at the goal of reducing or eliminating the potential for Year 2000 problems. The Company has not yet established a contingency plan which provides for alternate procedures should any its primary efforts fail. The Company does intend to develop contingency plans.

     Readers are cautioned that forward-looking statements contained in the Year 2000 disclosure should be read in conjunction with the Company's Special Cautionary Notice Regarding Forward-Looking Statements located on the second page of this Report after the Index




Part II.   OTHER INFORMATION

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



                                        RIDDELL SPORTS INC.


     Date:     November 13, 1998        By   /s/ DAVID MAUER
                                            ----------------------------
                                             David Mauer
                                             President and
                                             Chief Executive Officer



     Date:     November 13, 1998        By   /s/ DAVID GROELINGER
                                            ----------------------------
                                             David Groelinger
                                             Executive Vice President and
                                             Chief Financial Officer


     Date:     November 13, 1998        By   /s/ LAWRENCE F. SIMON
                                            ----------------------------
                                             Lawrence F. Simon
                                             Senior Vice President
                                             (Principal Accounting Officer)