Form 10-K405
period 1998-12-31
RIDDELL SPORTS INC
filed 1999-03-31
CIK 874786

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
      (Mark One)
             [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1998

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

          50 East 42nd Street, Suite 1808, New York, New York 10017 (Address of principal executive offices, including zip code)

      Registrant's telephone number, including area code: (212) 808-5400

          Securities registered pursuant to Section 12(b) of the Act:
    Title of each class                Name of each exchange on which registered
            [none]                                         [none]

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.01 par value
                               (Title of Class)

 Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The Registrant hereby incorporates by reference, in response to Part III, its Proxy Statement for its 1999 Annual Meeting of Stockholders to be filed on or before April 30, 1999 (except to the limited extent the rules and regulations of the Commission authorize certain sections of such Proxy Statement not to be incorporated herein by reference, as specifically indicated in such Proxy Statement).

The aggregate market value of the 4,890,553 shares of outstanding voting stock held by non-affiliates of the Registrant, computed by reference to the last sale price of the Registrant's Common Stock on March 23, 1999, is $22,007,489.

As of March 23, 1999, the Registrant had 9,258,957 shares of Common Stock, $.01 par value per share, outstanding.

SPECIAL CAUTIONARY NOTICE
REGARDING FORWARD-LOOKING STATEMENTS

         This Form 10-K contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management. Such forward-looking statements are principally contained in the sections "Part I--Item 1--Business," and "Part 2--Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations" and include, without limitation, the Company's expectations and estimates as to: the Company's dance products and services, and its retail products businesses; the Company's ability to reduce gross margin declines; the Company's ability to successfully address Year 2000 issues and the costs and timing of the steps it expects to take; the Company's future financial performance, including its ability to generate sufficient cash flow and have funds available under borrowings to satisfy its debt service and working capital requirements; the introduction of new products, including but not limited to the introduction of UMBRO(Registered) branded products; the Company's ability to substantially realize the benefits from the restructuring and various cost savings programs that it implemented in 1998; the Company's ability to consummate its proposed joint venture with respect to the marketing and sale of its products on the Internet and, if such joint venture is consummated, the success of such joint venture; and the Company's business operations in general. In addition, in those and other portions of this Form 10- K, the words "anticipates, "believes" "estimates," "expects," "plans," "intends" and similar words or phrases, as they relate to the Company and its subsidiaries, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks and uncertainties and that could cause the actual results to differ materially from those expressed in any forward-looking statements made by the Company. The Company does not intend to update these forward-looking statements.


                                    PART I

Item 1.  BUSINESS

GENERAL

         Riddell Sports Inc. (the "Company") is a holding company that operates through various wholly owned subsidiaries. The Company provides institutional sporting goods and school spirit products and services to educational and recreational organizations through its national, direct sales force. The Company is the leading manufacturer and reconditioner of football protective equipment and the leading supplier of products and services to the school spirit industry. The Company also markets miniature and full-size helmets for collectors and licenses the Riddell(Registered) and MacGregor(Registered) trademarks for use on athletic footwear and apparel.

         The Company was organized in April 1988 to acquire substantially all of the assets and businesses from two subsidiaries of MacGregor Sporting Goods, Inc. The businesses consisted of manufacturing and selling Riddell brand football helmets and other protective products and the licensing of the MacGregor trademark.

         The Company believes that the Riddell brand is one of the best known and recognizable brand names in the sporting goods industry and that its Riddell brand football equipment is worn by more than 80% of all professional NFL players and by more than 50% of all high school and collegiate players. The Company is also the largest participant in the highly fragmented athletic equipment reconditioning industry and recently began marketing athletic team uniforms for youth, high school and college participants.

         In June 1997, the Company acquired Varsity Spirit Corporation (the "Acquisition"). As a result of the Acquisition, the Company became a leading designer and marketer of innovative cheerleader and dance team uniforms and accessories for sale to the school spirit industry, as well as a leading operator of camps for high school and college cheerleader and dance teams. The Company promotes its Varsity brand products and services, and the school spirit industry in general, by organizing and producing various nationally televised cheerleading and dance team championships and other special events. The Company also designs and markets a line of costumes for private dance studio participants and produces regional and national dance conventions and competitions.

         In November 1998, as more fully described in "Recent Developments" below, the Company acquired the right, for five years, to sell UMBRO(Registered) brand soccer related products to soccer specialty stores and other customers in the team channel of distribution in the United States, Puerto Rico and the U.S. Virgin Islands.

         The Company's principal offices moved to 50 East 42nd Street, Suite 1808, New York, New York 10017 (212-808-5400) in January 1999.

RECENT DEVELOPMENTS

         In November of 1998 the Company entered into a license agreement (the "UMBRO License") with Umbro International, Inc. ("UMBRO") pursuant to which the Company acquired the right for five years to manufacture, market and sell UMBRO branded soccer apparel, footwear, equipment, and accessories on an exclusive basis to the team channel of distribution throughout the United States, Puerto Rico and the U.S. Virgin Islands. UMBRO is a privately-owned U.K. company and its brand is one of the world's leaders in soccer, with sales of over $500 million. It is recognized among soccer players and fans as a superior provider of soccer apparel, footwear and equipment. The UMBRO License is royalty-free for 1999, and the Company is required to begin paying royalties in the year 2000, at which time it is also required to meet annual minimum sales figures. In the event that the Company fails to meet required minimum sales levels subsequent to 1999 for two consecutive annual periods, UMBRO has the right to terminate the UMBRO License. The UMBRO License, which expires in November of 2003, may be extended for an additional five years at the Company's option on or before August 15, 2003, provided that the Company achieves sales of at least $15 million in any twelve month period commencing January 1, 2002 through June 30, 2003.

         Simultaneously, and in connection with execution of the UMBRO License, the Company purchased for approximately $3.4 million certain inventory, promotional materials and other assets.

Included in the assets purchased was a 15% interest in U.S.I.S.L., Inc. ("USL") and an option to increase the interest to 20%. USL, which does business as United Soccer Leagues, is a private company which promotes soccer in the United States and operates several minor league professional and high level amateur soccer leagues. While the investment in USL is not significant to the Company's financial position or results of operations, the Company believes that the relationship with USL could be beneficial in developing demand for the Company's new line of soccer team products.

         At the same time that the Company entered into the UMBRO License, UMBRO simultaneously entered into a license agreement with the Signal Apparel Company, Inc. ("Signal") for Signal to sell soccer-style apparel, footwear, equipment and accessories bearing the UMBRO brand name in retail stores throughout the United States. In order to coordinate UMBRO brand marketing, the Company also entered into an expense-sharing agreement with Signal (the "Signal Agreement") in an effort to jointly develop the UMBRO brand name in the United States and share certain expenses. The Company previously had a relationship with Signal independent from UMBRO; Signal was a licensee of the Company with respect to certain casual athletic wear bearing the logos of NFL teams and the Company's Riddell trademark.

         In the fall of 1998, the Company also commenced the manufacture, marketing and sale of athletic game uniforms for various team sports. The Company is seeking to broaden its product line to become a supplier of athletic game uniforms and equipment for a wide array of sports for both male and female participants.

         In February of 1999, the Company entered into a letter of intent with the Data Broadcasting Corporation and Dawntreader Fund I LLP to form a joint venture to market the Company's brands and products on the Internet. The proposed joint venture is also intended to provide timely and relevant content for the consumer communities that feature the Company's Riddell, Varsity and UMBRO brands. The proposed joint venture intends to develop and maintain various Internet-based communications and information links to its customers and is subject to the negotiation and completion of documentation acceptable to each of the joint venture participants. It is presently intended that Data Broadcasting and Dawntreader Fund I LLP will provide the initial funding required by the Internet-related joint venture and will be responsible for implementing and operating the venture. The Company will not have any funding obligations and will own approximately 49% of the joint venture upon formation. The joint venture company will initially have an exclusive, royalty-free license for all of the Company's Internet activities and the right to use all of the Company's current trademarks on the Internet.

         As part of the Company's long term strategy, the Company implemented several cost-cutting and facility consolidation measures in 1998. The Company presently believes that its cost cutting measures, combined with the savings from facility consolidations and staff reductions are likely to result in annual savings from $2 to $3 million when fully implemented. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

         In November 1998, the Company's Common Stock commenced trading on the American Stock Exchange. Prior to that time, the Company's Common Stock was quoted on the Nasdaq National Market System.

INDUSTRY SEGMENTS

         The Company operates in the following three business segments:

         Institutional products and services: This segment markets products and services primarily through the Company's direct sales force to institutional customers such as schools, leagues, recreational groups and other organizations for competitive and recreational sport and spirit activities. Operations include the manufacture and sale of athletic products (including football helmets, and UMBRO team soccer products), spirit products (including cheerleading and dance uniforms and accessories) and athletic equipment reconditioning. The segment also operates cheerleader and dance team camps, clinics and special events. The Institutional products and services segment is the largest segment of the Company, comprising 89% of consolidated revenues for the year ended December 31, 1998.

         Retail products: This segment markets products through retailers in the U.S. and internationally. Most of the products sold by this segment are sports collectible products, such as authentic and replica football helmets which bear licensed sports team logos. The segment's operations also include sales of certain recreational football and other athletic products sold through consumer product retailers and distributors.

         Trademark licensing: This segment consists of the licensing of the Company's Riddell and MacGregor trademark rights to other entities for use in marketing products such as athletic footwear and apparel.

         The Company's reportable segments are strategic business units that differ and are managed separately because of the nature of their markets and channels of distribution. The Institutional products and services segment includes the Company's institutional athletic products business unit and its spirit (cheerleading and dance) business unit. Information about these two business units has been combined as the units have similar economic characteristics and other common business traits.

         The organization of the segment information presented in this report is different from the Company's prior reports. In prior years the Company has reported segment information along industry lines. The segment information has been reorganized to conform with the requirements of Financial Accounting Standard No. 131 "Disclosures About Segments of an Enterprise and Related Information" ("FAS 131") which the Company adopted for this report. FAS 131 requires segment information to be organized under a management approach to reflect the way an enterprise manages its business.

         See Note 16 to the Consolidated Financial Statements for net revenues, income or loss from operations and identifiable assets attributable to each of the Company's segments for the last three years.

INSTITUTIONAL SEGMENT

General

         The Company's Institutional segment markets products and services to schools, leagues, recreational groups and other organizations for competitive and recreational activities. The segment's products and services are sold to these institutional customers primarily through its direct sales force. These products and services fall into two broad lines - athletic products and services and spirit products and services. Most of the operations relating to the segment's athletic products and services are conducted by the business unit which comprised the Company's institutional operations prior to the Acquisition and which does business principally under the Riddell name. While operations related to spirit products and services are concentrated in the segment's business unit acquired in the Acquisition, which continues to do business under the Varsity name.

         The Company's institutional market consists of schools and numerous youth sports organizations and leagues. The 1998 edition of Patterson's American Education reported that there are approximately 12,900 junior high schools, 20,200 high schools, and 6,000 accredited colleges and universities, community colleges, career schools and other institutions for advanced education located throughout the United States. According to the National Federation of State High School Associations, there are more than 6,300,000 students participating in organized athletic programs at high schools located in the United States, and according to the National Collegiate Athletic Association, there are approximately 330,000 students participating in organized athletic programs at NCAA universities and colleges.

Athletic Products and Services

         Athletic Products

         The Company is the world's leading manufacturer of football helmets, which it sells under the Riddell brand. For the years ended December 31, 1996, 1997 and 1998 sales of football helmets for competitive use constituted approximately 9%, 8% and 9%, respectively, of the Company's consolidated revenues (pro forma giving effect to the Acquisition in 1996 and 1997).

         The Company's Riddell brand football helmets are worn by football players throughout the world, including players on all NFL teams, certain other professional leagues and on most teams in the NCAA. High school teams, however, have historically been the largest market segment for the Company's football helmets. The Company offers several types of varsity and youth helmets which are different in their configurations and types of padding and other fitting features. The Company's helmets are known for their quality and performance and meet the industry standards set by the National Operational Committee for Safety in Athletic Equipment ("NOCSAE"). NOCSAE, an independent entity, is organized by various participants from the sporting goods industry which establishes industry-wide standards for protective athletic equipment.

         The Company also sells a professional and collegiate line of shoulder pads under the Power(Registered) name and several other lines of shoulder pads under the Riddell name . The shoulder pads are used by NFL, college, high school and youth players. Football shoulder pad sales for each of the years ended December 31, 1996, 1997 and 1998 constituted approximately 4% of the Company's consolidated revenues (pro forma giving effect for the Acquisition in 1996 and 1997). Riddell also sells accessory pads, including thigh, hip, rib and knee pads.

         The Company has steadily been increasing the categories of athletic products its sells to the institutional market. In 1998 the Company introduced a line of custom team uniforms for high school and youth participants. In 1996, the Company introduced a line of baseball and softball products designed for high school and college players and expanded this line to the youth market in 1998. This line includes baseballs and softballs, protective baseball equipment such as chest protectors, leg guards and catchers' masks and certain other products including bases, bags and field equipment. The Company also offers competitive and youth batting helmets including professional quality models that are similar to the best quality products available from the Company's competitors. All of the Company's helmets meet the standards established by NOCSAE. In 1996 the Company also further expanded its line of institutional products to include practicewear such as t-shirts, shorts, fleece warm-ups and other basic athletic clothing. Practicewear was the first broad line of products sold by the Company to the institutional market because it was designed for both male and female athletes in all sports. The Company offers customized silkscreen printing as an option for its practicewear line.

         UMBRO and Athletic Game Uniforms

         The Company is seeking to capitalize on its expertise and efficiency in producing custom-made cheerleading and dance apparel in connection with its UMBRO team soccer apparel, applying the same techniques to the design, manufacture and delivery of soccer team apparel that it applies to its cheerleading uniforms. The Company believes that by using the suppliers of its Varsity cheerleader uniforms that it will be able to produce and deliver competitively priced high quality soccer uniforms faster than its competitors. The Company will be using a network of independent sales representatives to market and sell the UMBRO brand soccer apparel, footwear, and equipment to the team channel of distribution.

         In addition, in 1998 the Company also began manufacturing athletic team uniforms for other sports. The Company believes that the manufacturing capabilities of its cheerleader uniform operations, coupled with the breadth and depth of its direct sales organization to schools and youth organizations across the country, provide the Company with an opportunity to successfully expand its product line into athletic game uniforms, which is a larger market than its present athletic product and services line of business. The Company believes this is a natural extension of its current product lines.

         Reconditioning

         The Company is the leading national reconditioner of football helmets, shoulder pads and related equipment with an over 50% share of the reconditioning market. Reconditioning typically involves the cleaning, sanitizing, buffing or painting, and recertifying of helmets as conforming to NOCSAE standards. The Company may also replace face guards, interior pads and chin straps. The

Company also reconditions shoulder pads, as well as equipment for other sports, including baseball and lacrosse helmets, catchers' masks and baseball gloves. The Company's reconditioning services are sold by its institutional sales force to the same athletic coaches responsible for equipment purchases. The Company's reconditioning customers are primarily high schools, colleges and youth recreational groups. Reconditioning constituted 13% of the Company's consolidated revenues in each of the years ended December 31, 1996, 1997 and 1998 (pro forma giving effect to the Acquisition in 1996 and 1997).

Spirit Products and Services

         As a consequence of the Acquisition in June of 1997, the Company became a leading provider of products and services to the school spirt industry. The market for school spirit products and services has evolved and grown with the development of youth, high school and college athletic programs.

         Cheerleader and Dance Team Uniforms and Accessories

         The Company designs and markets cheerleader and dance team uniforms and accessories, including sweaters, sweatshirts, jumpers, vests, skirts, warm-up suits, t-shirts, shorts, pompons, socks, jackets, pins and gloves. The Company markets all of its cheerleading uniforms and accessories under the Varsity trademark. The distinctive Varsity logo patch appears on the front of all uniforms manufactured by or for the Company. Over 125,000 catalogs are mailed annually to schools and school spirit advisors and coaches containing color photographs and descriptions of the Company's Varsity line of uniforms and accessories. The Company supplements its direct sales force and catalog sales efforts with a telemarketing sales force of 13 full and part-time employees. Spirit uniform and accessory sales accounted for 31%, 32% and 34% of the Company's consolidated revenues for the year ended December 31, 1996, 1997 and 1998, respectively (pro forma giving effect to the Acquisition for 1996 and 1997).

         Cheerleader and Dance Team Camps

         The Company operates cheerleader and dance team camps in the United States. Camp enrollment has increased every year since the Camp division, part of the Acquisition, commenced operation in 1975 with 20 cheerleading camps and 4,000 participants. During the 1998 camp season, approximately 207,000 participants (consisting of students and their coaches) attended Varsity's Universal Cheerleader Association ("UCA") and United Spirit Association ("USA") camps, including over 7,000 participants representing colleges and junior colleges. During 1998, cheerleading and/or dance team squads from approximately 70% of the universities comprising the Atlantic Coast, Big East, Big Ten, Big Twelve, Pacific 10 and Southeastern collegiate athletic conferences attended the Company camps. The Company's camp and event revenues accounted for 24%, 26% and 26% of the Company's consolidated revenues for the year ended December 31, 1996, 1997 and 1998 respectively, (pro forma giving effect to the Acquisition for 1996 and 1997).

         Camp sessions for high school and junior high school students are held primarily in June, July and August while camp sessions for college cheerleaders and dance team participants are held primarily in August. Mascot training clinics are also provided at certain cheerleader and dance team camps.

         A significant majority of the Company's cheerleader and dance team camps are conducted on college or junior college campuses. The Company contracts with the colleges and universities for provision of housing, food and conference facilities. The camps generally are conducted over a four-day period and are attended by resident and commuting students. The Company generally markets the camp, establishes and collects participation fees, registers students, provides instruction and performs all related administrative services.

         The Company emphasizes safety and training for its cheerleaders, dance and spirit instructors. The Company's instructors are mostly college cheerleaders who may have previously attended a Company camp, and management believes that its training of many of the top college cheerleading squads augments its recruiting of high school and junior high school camp participants. Prior to the commencement of its camps, instructors participate in an intensive six-day training session where they are taught new cheerleading and dance material, as well as up-to-date teaching methods and safety techniques. The Company hires its instructors by utilizing applications given to talented camp participants, supervisor evaluations and numerous nationwide tryouts. As a result of this process, the Company believes it hires the most qualified and talented instructors available.

         The Company was a founding member of and is an active participant in the American Association of Cheerleading Coaches and Advisors ("AACCA"), an industry trade group whose mission is to improve the quality of cheerleading and to maintain established safety standards. In 1990, AACCA published comprehensive certification and safety guidelines for cheerleading coaches. The Company follows the AACCA safety guidelines in the training of its instructional staff and in the conduct of its cheerleader and dance team camps and competitions.

         Special Events

         The Company promotes its Varsity brand products and services, as well as the school spirit industry, through active and visible association with the following championships and television specials:

         o   National High School Cheerleading Championship(Registered)

         o   National Dance Team Championship(Registered)

         o   College Cheerleading and Dance Team National
             Championship(Registered)

         o   National All Star Cheerleading Championship(Registered)

         o   Company Dance Championship(Registered)

         These championships and special events have been regularly televised on the ESPN television network and have been sponsored by various companies and products, including Nike, Unilever, Sprint, The Walt Disney World Resort, Johnson & Johnson and Claire's Accessories.

         In addition to promoting cheerleading and dance team activities, these championships, television specials and events are a revenue source to the Company. In 1998, approximately 31,000 persons, including cheerleaders and their families, participated in the Company's special events.

         Other Institutional Operations

         The Company is seeking to expand its uniform design and manufacturing and special event expertise from cheerleading into the private dance studio market through a venture called Company Dance. Company Dance operates weekend dance conventions in seventeen U.S. cities and an annual championship from the Walt Disney Resort in Orlando that is televised on ESPN. It also provides costumes for dance recitals.

         The Company also operates a tour company, which does business as Intropa, specializing in organizing trips for cheerleaders, bands, choirs and orchestras, dance and theater groups and other school affiliated or performing groups, which tour in the continental United States, Hawaii, Canada, Europe and Israel.

Marketing, Sales and Promotion

         Athletic Products and Services

         The Company's athletic products and equipment reconditioning services are sold directly to schools and other institutions through a direct sales force of approximately 141 salespeople most of whom are compensated on a percentage of sales basis and bear their own expenses. Prior to October 1994, sales of protective athletic equipment to institutional customers had been made through independent team sports dealers who in turn sold to schools and other institutions. The Company now markets products to these institutional customers on a factory-direct basis utilizing its sales force, which previously sold only the Company's reconditioning services.

         The Company's youth football products are principally marketed to youth recreational groups, such as parks and recreation and Pop Warner leagues. In 1998 the Company began selling its youth products directly to those groups through its in-house sales force. This move was part of a renewed emphasis on the youth market which increased youth product sales in 1998. At the same time the Company is continuing to sell youth products through retail stores and other distributors in its Retail Segment.

         The Company maintains a promotional rights agreement with the NFL's licensing division (the "NFL Agreement") which requires that the Company's Riddell brand name appear on the front and on the chin strap of all of the Company's helmets used in NFL play. The NFL Agreement further requires all teams in the NFL to cover any indicia of brand identification of any other manufacturers which might otherwise appear on helmets, face masks or chin straps not manufactured by the Company, but used during league play. In return, the Company agrees to supply specified quantities of Riddell helmets, shoulder pads and related equipment, either at no cost or at reduced cost to each NFL team which has a requisite percentage of its roster using the Riddell helmet. Presently, approximately 80% of NFL players wear the Company's Riddell brand football helmets.

         The NFL Agreement, which dates back to April 1989, has a term expiring in April 1999, which is automatically extended for unlimited successive five-year periods thereafter, provided that the quality of the Company's helmets remain comparable to the best available technology as reasonably determined by the NFL. As a result, the term of the NFL Agreement will be extended in April 1999 until April 2004. The Company also has supply agreements with other professional leagues.

         The Company utilizes a variety of promotional techniques to build brand awareness for the Riddell brand, but the NFL Agreement provides the Company with a unique marketing and promotional tool. The recognition resulting from the frequent appearance of the Riddell name on helmets in televised football games as well as in photographs in newspapers and magazines, such as Sports Illustrated, is viewed by management as important to its overall sales, marketing and licensing effort. The promotional exposure from the NFL Agreement also benefits the Company's Retail and Licensing segments.

         To further reinforce and support the Company's brand recognition, the Company conducts a variety of marketing and promotional events in support of its line of athletic products. The Company participates in coaches' clinics and equipment shows throughout the year. At these events, the Company's entire athletic products line is displayed and promoted along with the Company's reconditioning services.

         Spirit Products and Services

         The Company's spirit products and services are sold directly to schools and other institutional customers through a direct sales force of approximately 148 full time salespeople who are primarily compensated on a percentage of sales basis and who bear their own expenses. Products and services are also sold through catalogs and other direct mail advertising.

         The Company has developed various cross-marketing opportunities to promote its cheerleader and dance team camps and its uniforms and accessories. In addition to selling uniforms and accessories, the Company's direct sales force promotes its camps and events, while the approximately 1,800 instructors at Varsity's cheerleader and dance team camps promote sales of the Company's Varsity merchandise. The championships, television specials and events discussed above (See Special Events) also promote consumer awareness of Varsity and Universal Cheerleader Association products and services, as well as cheerleader and dance team activities in general.

Production

         Athletic Products

         The Company engineers, manufactures and packages all of its full sized football and baseball batter helmets at its plant in Chicago, Illinois. Football helmet shells are manufactured by the Company using a custom grade of plastic resin and precision injection molding techniques. The Company's Elk Grove, Illinois warehouse facility also has a screen printing operation which can customize practicewear and uniforms with almost any logo, team name or other design or numbering that a customer requests.

         Power shoulder pads are manufactured for the Company by a single source in Canada, and the Company has a facility in Pennsylvania which can customize these shoulder pads. All of the Company's other shoulder pads are imported as finished products from sources in the Far East.

         The Company purchases its baseball products, other than baseball batter helmets, from suppliers in the Far East and sources its practicewear from four domestic suppliers. Athletic uniforms are purchased on a made-to-order basis from domestic suppliers. The Company believes alternative sources for all of these products are readily available. All of the Company's sourcing from foreign countries are subject to the risks generally associated with doing business abroad, such as governmental and economic instability, changes in import duties, tariffs, foreign governmental regulations, foreign currency fluctuations and shipment disruptions.

         All protective products manufactured by the Company are subjected to at least four separate quality control procedures. Quality control inspections for helmets are conducted when the product is molded, when liners are inserted, when face guards are attached and when the product is finished, and samples of all models produced are tested in accordance with NOCSAE standards. The Company continually monitors its products for quality.

         All varsity protective football helmet shells are covered by a five-year warranty and youth football helmet shells are covered by a three-year warranty. Helmet liners, protective padding and shoulder pads are covered by a one-year warranty. The cost of warranty claims has averaged under 0.2% of sales per annum over the last three years.

         Principal raw materials purchased by the Company for use in its protective products include various custom and standard grades of resins, plastic and foam as well as metal fasteners, paints and cardboard. Similar materials are used in most purchased components and finished products along with steel wire used in purchased face guard components and textile products used in purchased practicewear and athletic uniforms. The Company relies on a single supplier with respect to fulfilling all of its requirements for resin, which is an integral component in the manufacture of helmets. The Company has never experienced any difficulty in the past, and does not anticipate that it will experience any difficulty in the near future, with respect to this single supplier being able to fulfill all of its requirements for this raw material. In the event that this single supplier, which is a one of the largest industrial companies in the world, should fail for whatever reason to continue to fulfill the Company's resin requirements, such failure could have a material adverse effect on the

Company. The Company has not experienced and does not expect in the near future to experience shortages in any of its raw materials.

         The Company employs an engineering staff principally with respect to the design, development and improvement of its helmets and shoulder pads and to the testing of raw materials which are used in the Company's products or in the development of new products. The Company has seven employees devoted principally to design, development and quality and has several patents and patents pending that are applicable to its protective products.

         Reconditioning

         The Company's reconditioning services include the sanitizing, buffing or painting, replacing certain parts and recertifying of athletic equipment as conforming to NOCSAE standards. These services are performed at the Company's reconditioning facilities which are located throughout the United States. As a policy, the Company does not recondition helmets over 10 years old.

         Cheerleading and Dance Team Uniforms and Accessories

         Cheerleading and dance team uniforms designed and marketed by the Company are made to order. During 1998, the Company contracted for its production requirements with nine independent garment manufacturers;. The manufacturers provide knitting, cutting, sewing, finishing and shipping for all orders, and the Company provides the patterns, fabrics, yarn and manufacturing specifications and quality control supervision. The Company also provides some cutting, knitting and lettering at two specialized production facilities. The use of independent manufacturing facilities to fulfill the Company's production needs affords the Company with flexibility to adjust its production output to meet its highly seasonal selling cycle. The use of independent manufacturers also reduces the Company's fixed costs, which the Company believes is beneficial in a highly seasonal business. The Company believes that the loss or termination of its relationship with any single independent manufacturer would not have a material adverse effect on the Company. The Company also intends to use its suppliers to produce soccer uniforms under the UMBRO brand.

         Cheerleading accessories such as shoes, pompons and campwear are purchased from various suppliers including Nike(Registered), Capezio(Registered) and Converse(Registered), among others. The Company has expanded the variety and number of accessories it markets, which has contributed to the increase in merchandise sales revenue in recent years. The Company believes that the loss or termination of a relationship between the Company and any single supplier would not have a material adverse effect on the Company.

RETAIL SEGMENT

         The Company's retail segment markets its Riddell branded products through retailers. Most of these products are sports collectible products which consist primarily of authentic and replica helmets of professional and college sports teams. These helmets are offered in various miniature and full-size models bearing the colors and logos of NFL and other professional or collegiate teams. The Company's full-size authentic football helmets are the same helmets used by players on these teams.

Other sports collectible products bearing licensed team logos include lamps and desk organizers fashioned from miniature helmets and a line of smaller, less expensive miniature helmets tailored for the mass market. In early 1999 the Company also announced the introduction of a desk organizer bearing logos and designs licensed from NASCAR. For the years ended December 31, 1996, 1997 and 1998 (pro forma giving effect to the Acquisition in 1996 and 1997) sales of sports collectible products have constituted approximately 13%, 10% and 8% of the Company's consolidated revenues.

         The Company's retail segment also includes sales of certain recreational football and baseball products sold through retailers and distributors in the United States and athletic products sold internationally.

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

Marketing Sales and Promotion

         The Company's Retail segment products are sold primarily to retail stores, and specialty sporting goods stores and distributors through approximately 55 independent commissioned sales representatives. The Company strategically targets different channels of trade based on the type and price of each retail product.

         In support of its sports collectible products, the Company has initiated various advertising and public relations efforts. Advertisements are placed in publications targeted toward the sports collectible industry as well as other licensed products retailers. The Company also provides incentives to retail outlets to advertise and display Riddell products during promotional periods and participates in a major national sporting goods show where it promotes these products.

         The Retail segment also benefits from the promotional exposure of the NFL Agreement described above under the Institutional segment.

Production

         The Company engineers, manufactures and packages its full size collectible helmets at its plant in Chicago, Illinois in a process similar to that used for its competitive helmets. The Company purchases its miniature helmets and other collectible products principally from two sources in China and believes that alternative sources for these products are readily available.

         The Company has retained a design company to assist it in developing new retail collectible products on terms that the Company believes are customary in the industry and from time to time works with other design companies.

         Athletic products sold as part of the Retail segment are manufactured or purchased, together with similar products sold through the Institutional segment.

         LICENSING SEGMENT

         The Company licenses its Riddell and MacGregor trademarks in various categories, including athletic clothing and footwear. For the years ended 1996, 1997 and 1998 (pro forma giving effect to the Acquisition in 1996 and 1997), the Company's revenues from licenses of its trademarks constituted approximately 2%, 1% and 1% of consolidated revenues.

         The Company is continually exploring additional opportunities for licensing the MacGregor and Riddell trademarks and retains the services of an independent licensing agent to assist the Company's efforts in this regard.

         The Licensing Segment also benefits from the promotional exposure of the NFL Agreement described above under the Institutional Segment.

         Riddell Licensing

         The Company licenses the Riddell trademark for certain types of athletic clothing, socks and athletic footwear.

         In 1997, pursuant to an agreement settling an action commenced against the Company in March 1995 by the trustee for MacGregor Sporting Goods, Inc. ("Mac I"), which filed for bankruptcy protection in 1989, and certain other actions (the "Settlement Agreement"), the Company entered into a new licensing agreement with its "Riddell" footwear licensee on substantially the same terms as the previous license and assigned to certain parties to the Settlement Agreement up to $3.0 million of royalties on a present value basis under the existing or any future "Riddell" footwear license to the extent such royalties are paid during the 10 year period commencing in mid-1994, which period is subject to extension if the Company terminates the footwear license. In January 1998, an affiliate of Enterprise Rent-A-Car Company purchased the license and assumed the licensee's obligations under the Riddell footwear license with a slightly higher royalty rate but otherwise on substantially the same terms as bound the assignor.

         MacGregor Licensing

         The Company has granted Kmart Corporation a non-exclusive license for use of the MacGregor trademark on athletic socks under a license expiring on June 30, 2001. The Company has also granted Footstar, Inc. an exclusive license to use the MacGregor trademark on athletic footwear sold at Kmart stores under a license with an initial term expiring on June 30, 2001 and renewable at Footstar's option for an additional two year period if certain conditions are satisfied. These licenses are, in effect, renewals of a license to Kmart which expired on June 30, 1998. Kmart did not renew portions of the previous license which had granted Kmart use of the MacGregor trademark for apparel, athletic bags and knapsacks.

THE  COMPANY

Seasonality and Backlog

         The Company's operations are highly seasonal. In recent years operations have been most profitable in the second and third quarters, with the third quarter typically the strongest and losses have been incurred in the first and fourth quarters. This seasonal pattern is influenced by the following factors:

         Orders for the institutional segment's athletic products and reconditioning services are solicited over a sales cycle that begins in the fall of each year and continues until just before the start of a new school year at the end of the following summer. Delivery of products and performance of reconditioning services reach a low point in the fall of each year after school begins and during the football playing season. These activities contribute most to profitability in the first through third quarters of each calender year.

         Cheerleading and dance uniforms and accessories are typically ordered commencing late March through August and are shipped prior to or contemporaneous with the start of the school year.

         Most of the institutional segment's camp revenues relate to its cheerleading camps. The Company incurs costs relating to its camp business from the fourth quarter through the second quarter as it prepares for the upcoming camp season, while most revenue relating to camps is earned during the June to August period.

         The retail segment's sports collectible products are sold to retailers throughout the year. However, sales are at their peak during the third and fourth quarters as retailers build inventory in anticipation of both the football and the holiday shopping seasons.

         The Company believes that the sale of UMBRO branded items will also be seasonal, substantially following the pattern of the Company's existing institutional products as soccer, like football, is primarily a fall sport. Soccer, however experiences a spring season as well, which may somewhat temper the seasonality of the sale of UMBRO branded products.

         Backlog for the Company at February 28, 1999 was $17.5 million, a 42% increase over the February 28, 1998 backlog of $12.4 million. The increase is the result of a $3.1 million increase in the backlog for institutional athletic products, which was up 26% to $15.3 million at February 28, 1999 and $2.0 million of orders for the new line of UMBRO products. Backlog for sales of cheerleading and dance uniforms and accessories is also up, but is not meaningful because most orders are received in the second and third quarters, while backlog for sports collectible products was $1.4 million in both 1998 and 1999.

         Competition

         Athletic Products

         The Company's principal competitor in the football helmet market is Schutt, manufacturer of the AIR helmet. The Company competes principally with Bike Athletic Co., Inc., Douglas, Inc., Gear 2000, Inc. and Rawlings Sporting Goods Company, Inc. ("Rawlings") in the football shoulder pad business, with Diamond Sports Co., Rawlings, Wilson Sporting Goods Company and other companies in baseball and softball products and with Champion Products, Inc., Russell Athletic, Inc., and other companies for practicewear and athletic game uniforms. The Company also competes with numerous independent dealers throughout the United States who market the competitor's products. Some of the Company's competitors are substantially larger and have greater resources than the Company.

         The Company believes it competes in the football market on the basis of quality, price, reliability, service, comfort and ease of maintenance. With respect to football and other athletic products, the Company believes that its direct sales force provides a competitive advantage in terms of its ability to provide superior customer service and a significant price advantage due to the elimination of independent dealers which are used by the Company's competitiors.

         Reconditioning

          Reconditioners compete on the basis of quality, price, reputation, convenience and customer loyalty. Management believes that the Company is the largest nationwide participant among the approximately 30 competitors in the highly fragmented athletic reconditioning industry.

         Spirit Products and Services

         The Company is one of two major companies that designs and markets cheerleader, dance team and booster club uniforms and accessories on a national basis. In addition to the Company and its major national competitor, National Sprit Group ("NSG"), there are many other smaller regional competitors serving the uniform and accessories market in the United States. The Company believes that the principal factors governing the selection of cheerleader and dance team uniforms and accessories are the quality, variety, design, delivery, service and, to a lesser extent, price.

         The Company is also one of two companies that annually operate a significant number of cheerleader and dance team camps in the United States (the other being NSG). There are also many other smaller companies and schools that operate camps and clinics on a regional basis. The Company believes the principal factors governing the selection of a cheerleader or dance team camp or clinic are the reputation of the camp operator for providing quality instruction and supervision, location, schedule and the tuition charged for camp participation.

         Retail Collectible Products

         The Company's sports collectible products compete with a large number and wide array of manufacturers and sellers of sports and other collectible and memorabilia products, some of which have greater resources than the Company. Among its competitors in this large marketplace are sellers of products such as autographed photographs and uniforms and other memorabilia and manufacturers of clothing, such as caps and jackets.

         Licensing

         Competition in the licensing of sports equipment, apparel and footwear is substantial, and the Riddell and MacGregor brands compete with numerous companies having significant brand recognition, many of which have greater financial, distribution, marketing and other resources. Brand recognition and reputation for quality are important competitive factors in the licensing of sports apparel and footwear. Competing brands include Adidas(Registered), Champion(Registered), Converse(Registered),
Nike(Registered), Rawlings(Registered), Reebok(Registered),
Russell(Registered) and Wilson(Registered).

Patents and Trade Secrets

         Certain of the Company's football helmet liner systems are protected by patents and trade secrets, including a patent on its inflatable liner expiring in 2010. Other patents on these liners expired in 1998 and certain others will expire in 2008. The Company also has patents expiring in 2006, 2007 and 2008 on various components of its shoulder pads which improve absorption of shock.

Trademarks and Service Marks

         The Company owns various trademarks registered with the U.S. Patent and Trademark Office, including the following: Riddell, MacGregor, ProEdge, Power, Air Pac, Warrior, Biolite, Maxpro, Universal Cheerleaders Association, Varsity, United Spirit Association, National High School Cheerleading Championship, the Universal Dance Association, Universal Dance Camps, Varsity Spirit Fashions and The National Dance Team Championship, among others. Some of these trademarks are also registered in certain foreign countries.

         The Company's use of the MacGregor trademark is limited by an agreement with Global Licensing Corporation, which owns a similar McGregor trademark. Under this agreement, the parties have agreed on certain restrictions in the use of their respective trademarks. The Company is also precluded from using the MacGregor trademark in connection with certain team sports equipment sold to institutional customers because of a prior exclusive license for this category granted to Sports Supply Group Inc. on a perpetual royalty-free basis. The Company does not have MacGregor trademark rights to golf products.

Governmental Regulation

         The Company's products and accessories are subject to the Federal Consumer Product Safety Act, which empowers the Consumer Product Safety Commission (the "CPSC") to protect consumers from hazardous sporting goods and other articles. The CPSC has the authority to exclude from the market certain articles which are found to be hazardous and can require a manufacturer to repurchase such goods. The CPSC's determination is subject to court review. Similar local laws exist in some states and cities in the United States, Canada and Europe. The Company maintains a quality control program for its protective equipment operations and other products that is designed to comply with applicable laws. To date, none of the Company's products has been deemed to be hazardous by any governmental agency.

         There is no national governing body regulating cheerleading and dance team activities at the collegiate level. Although voluntary guidelines relating to safety and sportsmanship have been issued by the NCAA and some of the athletic conferences, to date cheerleading and dance teams are generally free from rules and restrictions similar to those imposed on other competitive athletics at the college level. However, if rules limiting off-season training are applied to cheerleading and/or dance teams (similar to rules imposed by the NCAA on certain sports), it is likely that the Company would be unable to offer a significant number of its camps either because participants would be prohibited from participating during the summer or because enough suitable sites would not be available. Although the Company is not aware of any school officially adopting these activities as a competitive sport, recognition of cheerleading and/or dance teams as "sports" would increase the possibility that cheerleader or dance activities may become regulated. If the Company were restricted from providing its training programs to colleges and high schools, or if cheerleaders and dance teams were restricted from training during the off-season, such regulations would likely have a material adverse effect on the Company's business and operations. However, the Company currently does not believe that any regulation of collegiate cheerleading or dance teams as a "sport" is forthcoming in the foreseeable future, and in the event any rules are proposed to be adopted by athletic associations, the Company expects to participate in the formulation of such rules to the extent permissible.

         At the high school level, some state athletic associations have classified cheerleading as a sport and in some cases have imposed certain restrictions on off-season practices and out-of-state travel to competitions. However, in all cases to date, the Company has been able to work with these state athletic associations to designate acceptable times for the cheerleaders within these states to attend camps. The Company has also signed agreements with several state associations to assist with sponsoring and executing official competitions within these states. To date, state regulations have not had a material effect on the Company's ability to conduct its normal business activities.

         Operations at all of the Company's facilities are subject to regulation by the Occupational Safety and Health Agency and various other regulatory agencies.

         The Company's operations are also subject to environmental regulations and controls. While some of the raw materials used by the Company may be potentially hazardous, it has not received any material environmental citations or violations and has not been required to spend significant amounts to comply with applicable law.

Employees

         At February 28,1999, the Company had approximately 1,250 employees. Approximately 1,090 of these employees were employed on a full time basis and 160 were part time or temporary employees. Approximately 37 employees employed in manufacturing at the Chicago factory are represented by the Chicago and Central States Joint Board, Amalgamated Clothing and Textile Workers Union, under a collective bargaining agreement which expired in January 1999 and a new agreement has been agreed to subject to final documentation. Approximately 30 of the Company's employees working in reconditioning at the Company's New York facility are represented by the Local #500A United Food and Commercial Workers Union (AFL-CIO) under a collective bargaining agreement that expires in January 2000.

         During the summer of 1998, the Company employed approximately 1,800 summer camp instructors, trainers and administrators on a seasonal basis.

         The Company believes that relations with its employees are satisfactory.

Product Liability Proceedings and Insurance

         As part of its ongoing business, the Company is routinely a defendant in various product liability law suits arising from personal injuries allegedly related to the use of Riddell helmets.

         The Company maintains product liability insurance under a program initiated in December 1994. In January 1998, the Company and its insurer restructured this insurance program replacing the existing policy with a new policy, extending coverage through January 2005, three years beyond the previous policy term and providing reduced annual fixed cost with no material change in the scope of coverage. The policy is an occurrence-based policy providing coverage against claims currently pending against the Company and future claims relating to injuries occurring between December 1994 and January 2005 even if such claims are filed after the end of the policy period. The insurance program provides certain basic and excess coverages with combined aggregate coverage of over $40,000,000 subject to the limitations described below.

         The first level of insurance coverage under the policy provides coverage of up to $2,250,000 per claim (with an annual limit of $4,500,000) ("Basic Coverage") in excess of an uninsured retention (deductible) of $750,000 per occurrence. The Basic Coverage has an aggregate limit which is currently $4,900,000, but the policy requires the Company to increase this maximum limit to $7,700,000 by paying a fixed annual payment or by prepaying the required premium at any time, which counts at 120% of the amount paid toward the limit.

         The insurance program also provides for additional coverage ("Excess Coverage"), which may be subject to certain state statutes limiting the applicability of such coverage in certain instances, of up to $20,000,000 per occurrence, in excess of the first $3,000,000 of each claim which is covered by the uninsured retention and Basic Coverage, to the extent available. Claims covered by the Excess Coverage are subject to one of two separate $20,000,000 aggregate policy limits, depending on the date of the related injury. The first $20,000,000 aggregate limit applies to claims for injuries occurring prior to January 31, 1998 while claims occurring after January 1998, are covered under the second separate $20,000,000 aggregate limit.

         In March 1999 a jury rendered a verdict against the Company in a Texas product liability lawsuit for approximately $11.4 million plus interest from February 1996. The Company intends to appeal the verdict. If the verdict was paid in full it would be covered by the insurance described above, except for an amount equal to the $750,000 uninsured retention. This amount, however, is already included in the Company's balance sheet reserves. Any such payment by the insurance company would reduce the aggregate limits of insurance coverage available for other claims, as discussed above.

         There is no certainty that coverage will remain available to the Company after January 2005 or that the insured amounts will be sufficient to cover all future claims.

         The Company's product liability insurance carrier is a division of American International Group, Inc., which has been rated A++XV by A.M. Best Property and Casualty Insurance Rating Company.

         The Company carries general liability insurance with coverage limits which the Company believes are adequate for its business.

         Product Liability Proceedings

         The Company has historically been a defendant in product liability personal injury suits allegedly related to the use of football helmets manufactured or reconditioned by subsidiaries of the Company, including suits relating to helmets made by BSN Corp.'s helmet division prior to its acquisition by the Company in 1991. As of March 23, 1999, three product liability cases were pending against the Company.

         The Company has established reserves for pending product liability claims and determines its reserves based on the level of insurance that is available and estimates of losses and defense and settlement costs which it anticipates would result from such claims based on information available at the time the financial statements are issued. Due to the uncertainty involved with estimates, actual results have at times varied substantially from earlier estimates and could do so in the future. Accordingly, there can be no assurance that the ultimate costs of these claims or potential future claims will fall within the established reserves. See Note 11 to the Consolidated Financial Statements.

Item 2:  PROPERTIES

         The Company owns its principal football helmet manufacturing facility located in Chicago, Illinois and leases various facilities throughout the U.S.

         The Company believes its properties, machinery and equipment are adequate for its current requirements.

         Set forth below is certain information regarding the Company's principal properties:

                                                                                    Square      Lease
Location                                Principal Use                               Footage  Expiration Date
--------                                -------------                               -------  ---------------
New York, New York               Corporate headquarters                                 650  September 2000

Chicago, Illinois                Headquarters of Riddell, Inc.                       95,000  Owned
                                 and helmet manufacturing

Elk Grove Village,               Warehouse and distribution                          83,000  March 2000
Illinois                         center

Elyria, Ohio (1)                 Headquarters for All American                       50,000  May 2000
                                 Sports Corporation
                                 reconditioning operations and
                                 customer service

San Antonio, Texas(2)            Reconditioning                                      27,000  October 2003

Stroudsburg,                     Reconditioning and shoulder                         44,000  October 2001
Pennsylvania(2)                  pad customizing

Belton, Missouri                 Reconditioning                                       6,600  December 1999

Buffalo, New York                Warehouse                                            6,400  vacated February,
                                                                                             1999

Burgettestown,                   Reconditioning                                      17,000  September 2013
Pennsylvania

Franklin Park, Illinois          Reconditioning                                      16,000  June 2000

Fort Valley, Georgia(3)          Reconditioning                                      15,000  October 1999

Ft. Erie, Ontario,               Reconditioning                                       5,000  September 1999
Canada

New Rochelle, New                Reconditioning                                      23,000  January 2000
York

San Leandro,                     Reconditioning                                      19,600  July 2002
California

Somerville,                      Reconditioning                                       8,000  August 2000
Massachusetts


Memphis, Tennessee               Headquarters for Varsity's                          63,700  November 2000
                                 Operations  and
                                 Manufacturing

Olive Branch,                    Warehouse                                           80,000  October 2000
Mississippi

Sunnyvale, California            Office/Warehouse                                    10,030  November 2000

Decatur, Georgia                 Sport Gym                                           12,000  July 1999

Carrollton, Texas                Sport Gym                                           11,050  January 2000

Bellaire, Texas                  Office                                               2,984  November 2000

         ------------------

(1) The Company has entered into a "build and lease" agreement with a new Landlord under which the Company will lease a new 72,000 square foot facility beginning in October, 1999 for a period of 15 years. The new landlord has agreed to assume liability for the remainder of the existing lease after October 1999.
(2)      Lease renewable at the Company's option for three years.
(3)      Lease renewable at the Company's option for four years.

ITEM 3. LEGAL PROCEEDINGS

         The Company and its subsidiaries from time to time become involved in various claims and lawsuits incidental to their businesses including without limitation, employment related, product liability and personal injury litigation. See Item I "Product Liability Proceedings and Insurance."

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         None.



                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

         The Company's Common Stock was quoted on the The Nasdaq National Stock Market System under the symbol RIDL in 1997 and through November 20, 1998. Commencing November 23, 1998 the Company's Common Stock was listed on the American Stock Exchange under the symbol RDL. As of March 18, 1999, there were approximately 828 holders of record of the Company's Common Stock. The following table sets forth the high and low sales prices for the Common Stock as reported by the NASDAQ-NMS for 1997 and through November 23, 1998, and as reported by the American Stock Exchange for the rest of 1998:

                                    High         Low
                                    ----         ---
Year Ended December 31, 1996:
First Quarter                       5 7/8       2 7/8
Second Quarter                      6 1/8       4 1/16
Third Quarter                       5 1/2       4 1/4
Fourth Quarter                      5 1/2       4 1/4

Year Ended December 31, 1997:
First Quarter                       5 1/2       3 7/8
Second Quarter                      5 7/8       3 5/8
Third Quarter                       6           4 5/16
Fourth Quarter                      5 3/8       3 7/8

Year Ended December 31, 1998:
First Quarter                       5 5/8       4
Second Quarter                      6 3/8       4 7/8
Third Quarter                       5           3 3/4
Fourth Quarter                      6 5/8       2 5/8

         The closing sale price of the Common Stock on December 31, 1998 was $5 5/8.

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


                   (In thousands, except per share amounts)

Operating Data (1)                                            Year Ended December 31,
                                                              -----------------------
                                             1998             1997             1996            1995            1994
                                             ----             ----             ----            ----            ----
Net revenues ......................       $ 186,600        $ 138,273        $  72,382       $  67,043       $  55,412
Cost of revenues ..................         113,541           80,675           38,813          35,794          29,792
                                          ---------        ---------        ---------       ---------       ---------
Gross profit ......................          73,059           57,598           33,569          31,249          25,620
Selling, general and administrative
expenses (2) ......................          64,617           46,278           27,853          25,983          28,614
Other charges .....................             925             --               --              --             1,188
                                          ---------        ---------        ---------       ---------       ---------
Income (loss) from operations .....           7,517           11,320            5,716           5,266          (4,182)
Interest expense ..................          14,656           11,879            2,763           2,795           2,001
                                          ---------        ---------        ---------       ---------       ---------
Income (loss) before taxes,
extraordinary item and cumulative
effect of changes in accounting
principles ........................          (7,139)            (559)           2,953           2,471          (6,183)
Income taxes (credits) ............            --               --                110             100          (1,250)
                                          ---------        ---------        ---------       ---------       ---------
Income (loss) before extraordinary
item (3) ..........................       $  (7,139)       $    (559)       $   2,843       $   2,371       $  (4,933)
                                          =========        =========        =========       =========       =========
Earnings (loss) per share before
extraordinary item:
      Basic .......................       $   (0.78)       $   (0.07)       $    0.35       $    0.29       $   (0.62)
      Diluted .....................       $   (0.78)           (0.07)            0.33            0.29           (0.62)


Balance Sheet Data (1) (4)                                      December 31,
                                   --------------------------------------------------------------------
                                       1998           1997           1996           1995           1994
                                       ----           ----           ----           ----           ----
Working capital ............       $ 37,963       $ 37,599       $ 25,957       $ 19,286       $ 11,036
Total assets ...............        186,211        181,761         76,361         74,125         72,252
Long-term debt, less current
portion ....................        126,900        122,500         29,984         23,600         20,168
Shareholders' equity .......         25,451         32,125         27,745         24,902         24,431

----------------------------------------
1)    In June 1997 the Company acquired Varsity Spirit Corporation.

2) In 1994 selling, general and administrative expenses included an adjustment to record a $4.6 million charge for a product liability litigation loss.

3) An extraordinary item in 1995 consisted of a $1,900,000 ($0.23 per share) provision for costs relating to fraudulent transfer litigation.

4) See Note 11 to the Company's consolidated financial statements relating to contingent liabilities.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         Overview

         The Company acquired Varsity Spirit Corporation ("Varsity") on June 19, 1997. The Varsity acquisition significantly increased the size of the Company's business and significantly changed the Company's financial structure. Varsity's operations include the design and marketing of cheerleader and dance team uniforms and the operation of cheerleader and dance team camps, clinics and special events. These operations have become a part of the Company's institutional products and services segment.

         The Varsity acquisition significantly increased the size of the Company's business. On a pro forma basis, revenue for the Company combined with Varsity was $174.1 million, more than double the Company's 1996 historical stand alone revenues for the year before the Acquisition. Revenues have since grown to $186.6 million for 1998.

         The Company's historical operating results for 1997 and 1996 do not include Varsity's operations for the portion of the periods before the Varsity acquisition. This makes comparisons of operating results less meaningful. In order to overcome this limitation, the discussion and analysis that follow is based on comparisons to operating results for 1997 and 1996 adjusted on a pro forma basis to include Varsity's results for the period before the acquisition and other matters related to the Varsity acquisition. The pro forma adjustments are described in Note 2 of the Consolidated Financial Statements included in this report.

         Operations for 1998 resulted in a net loss of $7.1 million. While the Company achieved satisfactory performance in its core institutional business it incurred a loss of $1.5 million relating to several new product initiatives and suffered from weak performance in its retail and licensing segments. The Company also incurred costs of $3.1 million relating to certain strategic changes being undertaken to improve future profitability. These factors are discussed in greater detail in the following paragraphs and comparisons.

         The loss of $1.5 million from new initiatives within the Company's institutional segment included start up operations for a new line of team soccer apparel, equipment and footwear to be marketed under the newly acquired license to use the Umbro trademark in the United States; entry into new areas of the school and private dance studio dance market including the Co. Dance program; and the introduction of athletic game uniforms. These activities were unprofitable during 1998 due to start up costs and because some activities were started too late in the year to generate enough revenues to offset the costs. The Company believes that the losses incurred for these activities are valuable investments in the future and views these areas as important to its future growth potential.

         Operations for 1998 were also impacted by lower profits from the trademark licensing and retail product segments. Licensing declined as the Company's license to Kmart for MacGregor branded apparel and bags was not renewed when it expired in June 1998, although the license was renewed for other products. Profitability of the retail segment decreased due to a decline in sales of sports collectible products.

         The Company also initiated a series of strategic actions in late 1998 which it believes will assist in facilitating future profitability. These actions include the implementation of a restructuring plan involving the consolidation of several of its reconditioning facilities and the elimination of approximately 40 jobs including two senior positions. Together these actions led to a $925,000 restructuring charge in 1998. The charge includes a provision of $800,000, included in accrued liabilities at December 31, 1998, for certain lease termination and employee severance costs, most of which will be expended during 1999. The restructuring actions are expected to yield annual savings of over $1.0 million after 1999, once facility closures are completed and new centralized operations are fully implemented.

         Other strategic actions generated additional charges in excess of $2.0 million in 1998. The charges include costs relating to changes in product lines and marketing materials which are discussed further in the comparisons of gross margins and selling, general and administrative expenses, below.

         Several cost saving measures were also implemented late in 1998 as part of the Company's strategic review. Areas which should generate future savings include negotiated vender cost reductions, consolidation of general insurance policies and a move of the Company's corporate offices in New York City to smaller, less costly space. The Company believes these cost savings actions, combined with the benefits from the above mentioned restructuring plan, should reduce the Company's costs by $2.0 to $3.0 million annually in 1999 and future years.

Year Ended December 31, 1998 compared to Pro forma Year Ended December 31, 1997

         Revenues

         Revenues for 1998 increased $12.5 million, or 7%, to $186.6 million in comparison to pro forma revenues of $174.1 million for 1997.

         All of the Company's revenue gains came from the Institutional segment where revenues increased 9% or $13.2 million, from $153.6 million on a pro forma basis for 1997 to $166.8 million for 1998. Increased volume in cheerleading and dance uniform and accessory products accounted for the largest part of this revenue increase, registering a sales increase of $7.1 million, with most of the gain occurring in the line's core products. In addition, camp and event revenue increased $3.7 million primarily due to a strong increase in special event attendance. Athletic product volume increased $2.4 million due largely to expanded offerings of athletic practice wear and a new emphasis on the youth football market where sales had previously been declining in recent years.

         Revenues from the Retail segment were relatively stable with 1998 revenues of $18.1 million compared to 1997 revenues of $18 million. Sales of athletic products to recreational team dealers and distributors increased, offsetting declines in the sales of sports collectible products. Sales of sports collectible products decreased due to lower demand for certain products introduced in recent years such as miniature hockey and baseball helmets.

         Royalty income from trade trademark licensing decreased by $0.8 million to $1.6 million in 1998 in comparison to trademark licensing royalties of $2.4 million in 1997. This decrease is attributable to the expiration in June 1998 of a license for MacGregor branded apparel and bags with Kmart.

         Gross Profit

         Gross profit for 1998 increased to $73.1 million from $71.0 million on a pro forma basis for 1997. Gross margins decreased as a percentage of sales to 39.2% for 1998 from 40.8% on a pro forma basis for 1997. Gross profits were impacted by a 1998 charge to reflect product line changes and other strategic decisions which affected the realizable value of inventories. This charge, along with the decrease in royalty income discussed above, accounted for most of the decline in margins. Margins were also impacted by a shift in the mix of products sold as most of the year's revenue gains occurred in product lines that carry lower margins than the average of the Company's other products.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses for 1998 increased by $1.6 million to $64.6 million from $63.0 million on a pro forma basis for 1997. In addition to a normal level of growth related increases, expenses for 1998 included charges taken late in the year relating to strategic changes in product lines and marketing materials as discussed above and over $2.0 million of expenses related to the new initiatives mentioned in the overview above.

         Selling, general and administrative expenses decreased as a percentage of sales to 34.6% for 1998 from 36.2% on a pro forma basis for 1997. However, 1997 expenses included unusual expenses from the Varsity acquisition and the settlement of certain non-product liability litigation as discussed below in the comparison of 1997 to 1996.

         Interest Expense

         Interest expense for 1998 increased 3%, or $0.4 million over 1997 interest computed on a pro forma basis. The increase is due to a higher level of working capital indebtedness during the year.

         Income Taxes

         The Company did not recognize income tax benefits arising from the 1998 net loss. The unrecognized tax benefits, together with unrecognized tax benefits arising from net operating losses in prior years, would be utilized with the generation of approximately $7.0 million in future pre-tax income and adjustments.

         The Company has certain nondeductible annual expenses which would be added as adjustments to pretax income to calculate taxes. These expenses include nondeductible amortization of approximately $2.1 million, most of which arises from goodwill associated with the Varsity acquisition.

Pro Forma Year Ended December 31, 1997 Compared to
Pro Forma Year Ended December 31, 1996

         Revenues

         Pro forma revenues for the year ending December 31, 1997 increased $13.3 million, or 8%, to $174.1 million from $160.8 million in 1996. The Company achieved revenue gains in its Institutional segment while experiencing offsetting declines in the Retail and Licensing segments.

         Institutional segment revenues increased 12%, or $16.7 million, from $136.9 million on a pro forma basis for 1996 to $153.6 million on a pro forma basis for 1997. Most of the gains related to the operations acquired from Varsity. Uniforms and accessories sales increased by $7.0 million due to volume growth. Growth in the number of summer camp participants contributed an additional $6.0 million to camp and event revenues. Institutional sales of athletic products and reconditioning services increased $3.7 million as the Company experienced volume gains from its newly introduced line of athletic practice clothing and from most of its core football protective product lines. These gains more than offset a decline in sales of youth athletic products.

         Retail segment revenues declined by 15%, or $3.3 million, from $21.4 million for 1996 to $18.1 million for 1997. The decline was principally due to decreased volume of sports collectible products. The Company believes the principal reasons for the decline related to an industry-wide cautiousness in making inventory commitments for licensed sports products.

         Royalty income Licensing in 1997 decreased by 4%, or $0.1 million. The Company recognized gains in MacGregor royalties from Kmart and royalties from its Riddell apparel and sock licenses. These gains were offset by royalty declines due to the expiration of a MacGregor license with Thom McAn which had generated $0.3 million in prior years and the cessation of royalty receipts from the Company's Riddell footwear licensee. As described elsewhere in this report, the Company has assigned certain future royalties from its Riddell footwear licensee, for up to ten years, to other parties to settle certain litigation. While the license has recently been transferred to a new licensee, the assignment remains in place.

         Gross Profit

         Pro forma gross profit for 1997 was $71.0 million, an increase over pro forma gross profit of $68.4 million for 1996. Gross margins, on a pro forma basis, decreased as a percentage of revenues to 40.8% in 1997 from 42.5% for 1996. There were several factors which influenced the decline in gross margin rates. Pro forma gross profit was reduced by $0.8 million of charges stemming from a revaluation of inventory in June 1997 and included in Varsity's preacquisition results. There was an increase in freight and overtime costs incurred in the Institutional segment's cheerleading uniform business in order to overcome certain production delays which occurred during the year. The decline in sales of sports collectibles discussed above significantly impacted gross profit and the margins as these products carried higher than average margins. Sales of the Company's new line of practice wear reduced gross margins, as expected, since these products carry a lower margin than the Company's historical product lines. Introduction of the practice wear line also negatively impacted 1997 margins due to start up costs of related screen printing operations and introductory pricing. Finally, while the volume of the Company's reconditioning business increased, margins were down due to higher costs associated with the initial year of reconditioning work on equipment from new customers gained during the year and an increase in material and parts usage.

         Selling, General and Administrative Expenses

         On a pro forma basis, selling, general and administrative expenses for 1997 increased by $7.6 million to $63.0 million from pro forma expenses of $55.5 for 1996. Expenses relating to various litigations (exclusive of product liability matters) that were resolved during 1997 amounted to $2.8 million for 1997 and $1.2 million for 1996. Expenses for 1997 also included a charge of $0.6 million relating to in-the-money Riddell stock options contractually granted to certain of the Company's employees who previously were employed by Varsity (as further discussed in Note 9 of the Consolidated Financial Statements) and a charge of $0.4 million stemming from a revaluation of receivable reserves in June 1997 that was included in Varsity's preacquisition results. Pro forma selling, general and administrative expenses excluding these items were relatively stable as a percentage of revenues, increasing from 33.7% of revenues for 1996 to approximately 34.0% of revenues in 1997.

         Interest Expense

         Interest expense computed on a pro forma basis for 1997 increased 2%, or $0.2 million over pro forma 1996 levels. The increase was principally due to increases in base interest rates relating to the Company's revolving line of credit. Historical interest expense, excluding any pro forma adjustments for 1997, included a $3.0 million onetime commitment fee for bridge financing relating to the Varsity acquisition.

         Income Taxes

         The pro forma net loss for 1997 did not include any tax benefit. Pro forma tax expense for 1996 was reduced by the benefit of net operating loss carryforwards available for recognition during the year. Even though the pro forma operating results for 1996 resulted in a loss before taxes, tax expense of approximately $0.6 million would have been included if net operating loss carryforwards had not been available to offset the expense. The tax would have been due to adjustments for nondeductible expenses, as discussed above in the 1998 to 1997 comparison of operating results.

MacGregor Trademark

         The Company acquired certain rights to the MacGregor trademark as part of an acquisition in 1988 at an allocated cost of approximately $18.0 million. The Company is amortizing the trademark rights over a period of forty years. The unamortized cost of this asset included in intangible assets at December 31, 1998 was approximately $13.2 million. ( See Note 7 of the Consolidated Financial Statements). The Company considers licensing revenues derived from the MacGregor trademark rights to be a material part of its business. A material decline in the royalties from the MacGregor trademark rights could have a material adverse effect on the Company's results of operations. Furthermore, if there were a material decline in the revenues from the MacGregor trademark, then the carrying amount of the MacGregor trademark rights could be deemed to have been impaired. A write-down for such impairment could have a material adverse effect on the Company's financial position and results of operations.

Liquidity and Capital Resources

         Several factors affect the seasonality of the Company's working capital needs. A significant portion of the products in the Company's Institutional segment are sold throughout the year on dated payment terms, with related receivables becoming due during the following July to October period when the school year begins. The Company incurs costs relating to its camp business from the fourth quarter and into the second quarter as it prepares for the upcoming camp season, while most revenue relating to camps is collected in the June to August period. Additionally, the Company's debt structure impacts the seasonality of its working capital demands as the semiannual interest payments on its $115 million of 10.5% Senior Notes come due each January and July.

           To finance these seasonal working capital demands, the Company maintains a credit facility consisting of a revolving line of credit. The outstanding balance on the credit facility follows the seasonal cycles described above, increasing during the early part of the operating cycle in the first and second quarters of each year and then decreasing from the late second quarter and into the fourth quarter each year as collections are used to reduce the outstanding balance. At December 31, 1998, the outstanding balance under the credit facility was $4.4 million. There were no outstanding borrowings at December 31, 1997 under the credit facility.

         The Company's current debt service obligations are significant and, accordingly, the ability of the Company to meet its debt service and other obligations will depend on its future performance and is subject to financial, economic and other factors, some of which are beyond the Company's control. Furthermore, due to the seasonality of working capital demands described above, year over year growth in the Company's business and working capital could lead to higher debt levels in future periods until the fall of each year when the majority of dated receivables are collected.

         The Company has been in discussions with its bankers, keeping them informed of its operating results including the strategic changes to its business made in 1998 and the related impact on profitability and working capital demand. The Company has obtained modifications to its loan agreement which included changes to certain financial covenants at December 31, 1998. Discussions with its bankers remain ongoing regarding similar modifications for future periods as well as an increase in the revolving line above the current maximum of $35 million. Increases in the line of credit are being sought to provide working capital needed for new initiatives, primarily products to be marketed under the new Umbro license. Based upon past experience and its relationship with its bankers, and based upon discussions to date, the Company believes that it will be able to obtain modifications to its loan agreements to provide for these needs.

Year 2000 Issues

         The Company, like virtually all companies and organizations, is faced with addressing the Year 2000 issue which relates to the possibility that computer systems and embedded computer chips may not be able to properly process data which utilizes dates after December 31, 1999.

         The most significant Year 2000 issues facing the Company are associated with the computer information systems used to plan, operate and track its business. The Company has substantially completed the process of assessing which of its information systems are subject to Year 2000 problems. The status of corrective action being taken to minimize the impact of Year 2000 problems on each of the Company's four major computer information systems is as follows:

         Helmet manufacturing and Retail segment operations: Year 2000 issues are being addressed through a program to replace existing hardware and software. The system replacement is part of an program, initiated in early 1997, to modernize this system and upgrade its capabilities. Thirty-three percent of the subsystems have been fully implemented and are now operational. Testing of parts of the remainder of the system has commenced and the implementation of the system is scheduled for completion in the second quarter of 1999.

         Institutional athletic product distribution and reconditioning operations: Existing system software was upgraded and modified to address Year 2000 issues. The process is complete and in the fourth quarter of 1998 the system was tested and certified by the vendor as Year 2000 compliant.

         Spirit products: Year 2000 issues are being addressed through a program to replace existing software. The software replacement is also part of an overall upgrade of system capabilities. The software has been installed and the implementation process is underway. Completion of the implementation process is scheduled for the second half of 1999.

         Camps and events: Year 2000 issues are being addressed through corrective modifications of existing software. This process began in 1997 and is estimated to be 85% to 90% complete. The remainder of the corrections and Year 2000 testing of the system, are scheduled for completion in the third quarter of 1999.

         The Company has other minor systems relating to its business for which Year 2000 corrective action is in various stages of completion.

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

         The Company also faces Year 2000 issues with third parties. These third parties include customers who purchase the Company's retail products and suppliers of raw materials and finished goods, among others. The Company's institutional products and services are sold to a large number of schools and other customers, making it impractical to poll them in order to determine their Year 2000 readiness. Because this customer base is large, the potential of a negative impact may be lowered as none of these customers individually account for a material portion of the Company's revenues. The Company has had discussions with certain other key customers and vendors on this issue in order to assess the impact their Year 2000 problems might have on the Company and plan accordingly. However, the process of communications with key customers and vendors remains ongoing.

         Expense for Year 2000 remedial programs for the years ended December 31, 1997 and 1998 was $200,000 and $250,000, respectively. A similar level of annual expense is anticipated for 1999. The Company has also incurred capital expenditures for computer hardware and software related to the system replacements described above of approximately $150,000 and $800,000 for the years ended December 31, 1997 and 1998, respectively. These capital expenditures include system upgrade and modernization aspects of the replacement programs. Approximately $650,000 of similar capital expenditures are anticipated for 1999.

         The Company's remedial actions are intended to reduce the possibility of a disruption of the Company's business due to Year 2000 issues. While the Company believes these actions will be successful, the issues involved are full of complexities and uncertainties so there can be no assurance that a disruption of its business will not occur. If a material disruption of the Company's business were to occur it could have a material adverse impact on the Company's results of operations, liquidity and financial condition.

         At present, the Company's Year 2000 efforts have been directed toward the goal of reducing or eliminating the potential for Year 2000 problems. The Company has not yet established a contingency plan that provides for alternate procedures should any of its primary efforts fail. The Company does intend to develop contingency plans as it assesses its progress during the remainder of 1999.

         Readers are cautioned that forward-looking statements contained in the Year 2000 disclosure should be read in conjunction with the Company's Special Cautionary Notice Regarding Forward-Looking Statements located at the beginning of this Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Item 14(a) in Part IV and page F-1 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                   PART III

         The Registrant hereby incorporates by reference in response to Part III its Proxy Statement to be filed pursuant to Regulation 14A by April 30, 1999 (except to the limited extent the rules and regulations of the Commission authorize certain sections of such Proxy Statement not to be incorporated herein by reference, as specifically indicated in such Proxy Statement).

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

         (b) Reports on Form 8-K

                  The Company filed a form 8-K on November 23, 1998, dated the same date with respect to the commencement of trading of the Company's Common Stock on the American Stock Exchange.

                  The Company filed a form 8-K on December 1, 1998 dated November 24, 1998, with respect to the entering into of the license agreement with UMBRO International, Inc., the entering into of the expense sharing arrangement with Signal Apparel Company, Inc. and the resignation of an executive officer.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          RIDDELL SPORTS INC.


Dated:  March 30, 1999                   By:    /s/ DAVID MAUER
                                                ----------------------------
                                                 David Mauer
                                                 Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ DAVID MAUER                               Chief Executive Officer                         March 30, 1999
------------------------------------      and Director
David M. Mauer                            (Principal Executive Officer)


/s/ ROBERT  NEDERLANDER                       Chairman of the Board                           March 30, 1999
------------------------------------
Robert Nederlander

/s/ JEFFREY G. WEBB                           Vice Chairman of the Board                      March 30, 1999
------------------------------------      and President and Chief
Jeffrey G. Webb                           Operating Officer of
                                          Varsity Spirit Corporation


/s/ LEONARD TOBOROFF                          Vice President and Director                     March 30, 1999
------------------------------------
Leonard Toboroff

/s/ DAVID GROELINGER                          Executive Vice President and                    March 30, 1999
------------------------------------      Chief Financial Officer
David Groelinger                          (Principal Financial Officer)


/s/ LAWRENCE SIMON                            Senior Vice President                           March 30, 1999
------------------------------------      (Principal Accounting Officer)
Lawrence Simon

/s/ DON KORNSTEIN                             Director                                        March 30, 1999
------------------------------------
Don Kornstein







/s/ JOHN MCCONNAUGHY, JR.                     Director                                        March 30, 1999
---------------------
John McConnaughy, Jr.

/s/ GLENN E. SCHEMBECHLER                     Director                                        March 30, 1999
----------------------
Glenn E. Schembechler

---------------------                         Director                                        March ___, 1999
Arthur N. Seessel







Item 14(c)       PART IV
                 Exhibit Index


EXHIBIT
NUMBER           DESCRIPTION
2.1              Asset Purchase Agreement, dated as of April 11, 1988, among
                 Riddellink Holding Corporation, EN&T Associates, Inc.,
                 Netlink Inc., Riddell, Inc. (predecessor corporation),
                 Equilink Licensing Corp., and MacGregor Sporting Goods, Inc.,
                 as amended on April 18, 1988 (the formal trademark
                 assignments and license agreements implementing this
                 agreement are omitted) (2) and Amendment thereto, dated March
                 1992. (3)

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

10.4             Agreement, made January 23, 1989, between Equilink Licensing Corp. and
                 Kmart Corporation, with supplemental agreements dated November 16, 1989,
                 August 30, 1990 (2), June 30, 1994 (12) and June 30, 1998 . (1)

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

10.12            Lease, dated October 28, 1987, as amended and extended by letter dated October
                 31, 1991, by and between GABT Developments Ltd. and Marcan Ltd. (a division of All American ), (3); amendment dated February 6, 1997. (21)

10.13            NFL Promotional Rights Agreement, dated June 1, 1990, and General Retail
                 Licensing agreement dated March 15, 1990 and referred to in the NFL
                 Promotional Rights Agreement, each between Riddell Inc. and the National
                 Football League Properties, Inc. (2); as supplemented January 20, 1994. (9)

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

10.28            Employment Agreement, dated as of February 1, 1994, between Riddell, Inc., and
                 Dan Cougill (11), as amended February 1, 1995. (17)

10.29            Warrant to Purchase Common Stock in favor of NBD Bank N.A., dated February
                 10, 1995. (15)

10.30            Employment Agreement, dated as of March 7, 1996, between
                 Riddell Sports Inc. and David Groelinger (19), as amended
                 March 7, 1998 (34).

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

10.44            Credit Agreement among Riddell Sports Inc., as Borrower, the subsidiaries of
                 Riddell, as Guarantors, and the Lenders identified therein, and NBD Bank, as
                 Administrative Agent, and Nations Bank, N.A., as Documentation Agent, dated as of June 19, 1997 (23), as amended March 31, 1998 (35) and December 31,
                 1998. (1)

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

10.51            License Agreement dated March 4, 1998 between Footstar Corp. and Equilink
                 Licensing Corporation (34)

10.52            Umbro License Agreement, dated as of November 23, 1998, between Umbro
                 International, Inc. and Varsity Spirit Fashions & Supplies, Inc. (1)

10.53            Asset and USISL Stock Purchase Agreement, dated as of November 1998, between Umbro International, Inc. and Varsity Spirit Fashions & Supplies, Inc.
                 (1)

10.54            Signal/Riddell Expense Sharing Arrangement dated November 23, 1998, between
                 Signal Apparel Company, Inc. and Riddell Sports Inc. (1)

10.55            Industrial Lease and Agreement dated October 1, 1998, between Laphiew Gin
                 Company and Varsity Spirit Corporation. (1)

21               List of subsidiaries. (33)

23               Consent of Grant Thornton LLP regarding Riddell Sports Inc. (1)

27               Financial data schedule for December 31, 1998 and the year then ended (1).

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


(3)          Incorporated by reference to Riddell Sports Inc.'s Form 10-K report (Commission
             File No. 0-19298) for the year ended December 31, 1991.

(4)          Incorporated by reference to Riddell Sports Inc.'s Registration Statement on Form S-
             1 (Commission File No. 33-40488) effective June 17, 1992 (including all pre-
             effective amendments to the Registration Statement).

(5) Incorporated by reference to Riddell Sports Inc.'s Form 10-Q report (Commission File No. 0-19298) for the quarter ended June
             30, 1992.

(6) Incorporated by reference to Riddell Sports Inc.'s Form 10-Q report (Commission File No. 0-19298) for the quarter ended
             September 30, 1992.

(7)          Incorporated by reference to Riddell Sports Inc.'s Form 10-K report (Commission File
             No. 0-19298) filed on March 30, 1993.

(8)          Incorporated by reference to Riddell Sports Inc.'s Post Effective Amendment No. 2
             to Form S-1 Registration Statement (Commission File No. 33-47884) filed on
             January 28, 1994.

(9)          Incorporated by reference to Riddell Sports Inc.'s Form 10-K for the year ended
             December 31, 1993.
(10)         Incorporated by reference to Riddell Sports Inc.'s Form 10-K/A constituting Amendment No. 1 to Form 10-K for the year ended
             December 31, 1993, filed June 21, 1994.

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

(26)         Incorporated by reference to the Varsity Spirit Corporation's
             Annual Report on Form 10-K for the year ended March 31, 1993
             (File No. 0-19790).

(27)         Incorporated by reference to the Varsity Spirit Corporation's
             Transition Report on Form 10-K for the transition period April 1,
             1994 to December 31, 1994 (File No. 0- 19790)

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

(30) Incorporated by reference to the Varsity Spirit Corporation's annual Report on Form 10-K for the year ended December 31, 1996
             (File No. 0-19790).

(31)         Incorporated by reference to Riddell Sports Inc.'s Report on Form
             8-K filed May 8, 1996.

(32)         Incorporated by reference to Varsity Spirit Corporation Schedule
             13D filed June 25, 1997.

(33)         Incorporated by reference to Riddell Sports Inc.'s Registration
             Statement on Form S- 4 (Registration No. 333-31525) filed July
             18, 1997.

(34)         Incorporated by reference to Riddell Sports Inc.'s Form 10-K
             Report for the year ended 1997 (file No. 0-19298).

(35)         Incorporated by reference to Riddell Sports Inc.'s Form 10-Q dated May
             15, 1998.

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                             Page
                                                                                                            ------
         Report of Independent Certified Public Accountants..........................................         F-2

         Consolidated Balance Sheets at December 31, 1998 and 1997 ..................................         F-3

         Consolidated Statements of Operations for the years ended
             December 31, 1998, 1997 and 1996 .......................................................         F-4

         Consolidated Statements of Shareholders' Equity for the years
             ended December 31, 1998, 1997 and 1996 .................................................         F-5

         Consolidated Statements of Cash Flows for the years ended
             December 31, 1998, 1997 and 1996 .......................................................         F-6

         Notes to Consolidated Financial Statements..................................................         F-7



         Financial Statement Schedules

             Report of Independent Certified Public Accountants on Schedule..........................         S-1

             Schedule II - Valuation and Qualifying Accounts.........................................         S-2

             All other financial statement schedules are omitted as the required information is presented in the financial statement or the notes thereto or is not necessary.

                                     F-1

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS









Board of Directors
Riddell Sports Inc.


         We have audited the accompanying consolidated balance sheets of Riddell Sports Inc. (a Delaware corporation) and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the management of Riddell Sports Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Riddell Sports Inc. and Subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.




                                                            GRANT THORNTON LLP


Chicago, Illinois
February 19, 1999, except for Note 17
  as to which the date is March 16, 1999

                     RIDDELL SPORTS INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                                      December 31,
                                                                                ------------------------
                                                                                 1998             1997
                                                                               -----------      -----------
                                ASSETS (Note 8)
Current assets:
   Cash ..............................................................        $  1,752        $   1,011
   Accounts receivable, trade, less allowance for doubtful
     accounts ($1,302 and $824 respectively) (Note 4) ................          28,016           26,425
   Inventories (Note 5) ..............................................          28,763           24,066
   Prepaid expenses ..................................................           6,493            6,800
   Other receivables .................................................           1,644            1,562
   Deferred taxes (Note 12)...........................................           1,253            1,358
                                                                              --------        ---------
           Total current assets ......................................          67,921           61,222
Property and equipment, less accumulated depreciation (Note 6) .......           7,871            7,823
Intangible assets and deferred charges, less accumulated
   amortization (Note 7) .............................................         108,735          112,118
Other assets .........................................................           1,684              598
                                                                              --------        ---------
                                                                              $186,211        $ 181,761
                                                                              ========        =========



                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable ..................................................       $  12,744        $   8,377
   Accrued liabilities (Note 11) .....................................          11,253           10,717
   Customer deposits .................................................           5,961            4,529
                                                                              --------       ----------
           Total current liabilities .................................          29,958           23,623
Long-term debt, less current portion (Note 8) ........................         126,900          122,500
Deferred taxes (Note 12) .............................................             348              453
Other liabilities (Note 11) ..........................................           3,554            3,060
Commitments and contingent liabilities (Notes 10 and 11)

Shareholders' equity (Note 9):
   Preferred stock, $.01 par; authorized 5,000,000 shares; none issued            --               --
   Common stock, $.01 par; authorized 40,000,000 shares; issued
     and outstanding 9,258,957 and 9,079,154 shares, respectively ....              93               91
   Capital in excess of par ..........................................          36,849           36,386
   Accumulated deficit ...............................................         (11,491)          (4,352)
                                                                                25,451           32,125
                                                                              --------        ---------
                                                                              $186,211        $ 181,761
                                                                              ========        =========



                See notes to consolidated financial statements

                     RIDDELL SPORTS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)

                                                                                Years ended December 31,
                                                                                ------------------------
                                                                            1998          1997          1996
                                                                          ---------    ----------    -------
Net revenues:
   Net sales, products and reconditioning............................      $136,283      $103,583      $69,888
   Camps and events..................................................        48,704        32,302           -
   Royalty income....................................................         1,613         2,388        2,494
                                                                          ---------    ----------    ---------
                                                                            186,600       138,273       72,382
                                                                          ---------    ----------    ---------
Costs of revenues:
   Products and reconditioning.......................................        79,611        58,718       38,813
   Camps and events..................................................        33,930        21,957           -
                                                                          ---------    ----------    --------
                                                                            113,541        80,675       38,813
                                                                          ---------    ----------    ---------
Gross profit.........................................................        73,059        57,598       33,569
Selling, general and administrative expenses.........................        64,617        46,278       27,853
Other charges........................................................           925            -            -
                                                                          ---------    ----------    --------
Income from operations...............................................         7,517        11,320        5,716
Interest expense (Note 8)............................................        14,656        11,879        2,763
                                                                          ---------    ----------    ---------
Income (loss) before taxes and extraordinary item....................        (7,139)         (559)       2,953
Income taxes.........................................................             -            -           110
                                                                          ---------    ----------    ---------
Net income (loss)....................................................       ($7,139)        ($559)      $2,843
                                                                          =========    ==========    =========

Earnings (loss) per share:
   Basic   ..........................................................        ($0.78)       ($0.07)       $0.35
   Diluted ..........................................................        ($0.78)       ($0.07)       $0.33

Weighted average number of common and
   common equivalent shares outstanding
     Basic ..........................................................         9,134         8,585        8,068
     Diluted.........................................................         9,134         8,585        8,730




                See notes to consolidated financial statements

                      RIDDELL SPORTS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)


                                                                                     Retained
                                              Common Stock        Additional         earnings          Total
                                            ------------------     paid in         (Accumulated     Shareholders'
                                            Shares      Amount     capital           deficit)         equity
                                            ------      ------     ---------        ----------       -----------




Balance, January 1, 1996 ...........      8,068       $     81       $ 31,457       ($ 6,636)       $ 24,902
   Net income for the year .........       --             --             --            2,843           2,843
                                       --------       --------       --------       --------        --------
Balance, December 31, 1996 .........      8,068             81         31,457         (3,793)         27,745
   Compensation in connection
     with option grants ............       --             --              559           --               559
   Issuance of common stock upon
     exercise of stock options .....         25           --               60           --                60
   Sale of common stock,
     net of costs ..................        986             10          4,310           --             4,320
   Net (loss) for the year .........       --             --             --             (559)           (559)
                                       --------       --------       --------       --------        --------
Balance, December 31, 1997 .........      9,079             91         36,386         (4,352)         32,125
   Issuance of common stock
     upon exercise of stock
     options and warrants ..........         99              1            136           --               137
   Stock issued to employees .......         81              1            327           --               328
   Net (loss) for the period .......       --             --             --           (7,139)         (7,139)
                                       --------       --------       --------       --------        --------
Balance, December 31, 1998 .........      9,259       $     93       $ 36,849       ($11,491)       $ 25,451
                                       ========       ========       ========       ========        ========




                 See notes to consolidated financial statements

                      RIDDELL SPORTS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                  Years ended December 31,
                                                                           --------------------------------------
                                                                             1998          1997          1996
                                                                            ---------    ----------    -------
Cash flows from operating activities:
   Net income (loss).................................................       ($7,139)        ($559)      $2,843
   Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
     Depreciation and amortization:
       Amortization of debt issue costs..............................           803           502           15
       Other depreciation and amortization...........................         5,713         4,010        2,193
     Stock options issued............................................             -           559           -
     Compensation expense for stock issued to employees..............           199            -            -
     Provision for losses on accounts receivable.....................           929           365          436
     Change in assets and liabilities (net
      of effects from acquisitions):
       (Increase) decrease in:
         Accounts receivable, trade..................................        (2,520)        6,426       (1,482)
         Inventories.................................................        (4,697)        1,400       (1,980)
         Prepaid expenses............................................           307         2,304          (10)
         Other receivables...........................................           (82)          975          199
         Other assets................................................           212            45           39
       Increase (decrease) in:
         Accounts payable............................................         4,367        (4,010)      (1,437)
         Accrued liabilities.........................................           664          (502)      (2,842)
         Customer deposits...........................................         1,432        (6,167)      (2,558)
         Other liabilities...........................................           494          (987)          -
                                                                          ---------    ----------    --------
           Net cash provided by (used in) operating activities.......           682         4,361       (4,584)
                                                                          ---------    ----------    ---------
Cash flows from investment activities:
   Capital expenditures..............................................        (2,494)       (1,814)      (1,139)
   Acquisitions   ...................................................             -       (91,245)          -
   Umbro license acquisition fee.....................................          (500)           -            -
   Other investments.................................................        (1,298)           -            -
   Contingent "earn-out" payments on prior acquisitions..............          (187)         (166)        (174)
                                                                          ---------    ----------    ---------
           Net cash used in investing activities.....................        (4,479)      (93,225)      (1,313)
                                                                          ---------    ----------    ---------
Cash flows from financing activities:
   Net borrowings under line-of-credit agreement.....................         4,400       (17,890)         (87)
   Proceeds from issuance of long-term debt..........................             -       115,000        7,500
   Debt issue costs..................................................             -        (6,220)        (761)
   Principal payments on long-term debt:
     Shareholders....................................................             -          (439)        (871)
     Banks and other.................................................             -        (5,313)        (142)
   Proceeds from issuance of common stock............................           138         4,380           -
                                                                          ---------    ----------    --------
         Net cash provided by financing activities...................         4,538        89,518        5,639
                                                                          ---------    ----------    ---------
Net increase (decrease) in cash......................................           741           654         (258)
Cash, beginning......................................................         1,011           357          615
                                                                          ---------    ----------    ---------
Cash, ending.........................................................        $1,752        $1,011         $357
                                                                          =========    ==========    =========

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

         Business: The Company provides institutional sporting goods and school spirit products and services to educational and recreational organizations through its national, direct sales force. The Company is the leading manufacturer and reconditioner of football protective equipment and the leading supplier of products and services to the school spirit industry. The Company also markets miniature and full-size helmets for collectors and licenses the Riddell and MacGregor trademarks for use on athletic footwear and apparel. The Company operates primarily throughout the United States.

         Inventories: Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and include material, labor and factory overhead.

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

         Long-lived assets including goodwill and other intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the related assets' carrying value is compared to the undiscounted estimated future cash flows from the related operations.

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

         Revenues: Sales of products and reconditioning are generally recorded upon shipment to customers. Camp and event revenues are recognized over the term of the respective activity. Royalty income is generally recorded by the Company when earned based upon contracts with licensees. These contracts provide for royalties based upon the licensee's sales or purchases of covered products, subject to periodic minimum amounts of royalties.

         Estimates: In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods reported. Actual results could differ from those estimates. Estimates relating to contingent liabilities are further discussed in Note 11.

                     RIDDELL SPORTS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         Concentration of credit risk: The Company earns the majority of its revenues from sales to schools and other institutions. The Company maintains reserves for potential losses on receivables from these institutions, as well as receivables from other customers, and such losses have not exceeded managements expectations.

         Earnings (loss) per share: Basic earnings (loss) per share is computed by dividing earnings (loss) by the weighted average number of outstanding common shares. Diluted earnings per share is computed by adjusting earnings for effect of the assumed conversion of dilutive securities and dividing the result by the weighted average number of common shares and common equivalent shares relating to dilutive securities. Only outstanding shares are considered in computing diluted loss per share. A reconciliation between the numerators and denominators for these calculations follows:


                                                                              Years ended December 31,
                                                                          ----------------------------------
                                                                            1998          1997        1996
                                                                          ---------    ----------    -------
                                                                                       (In thousands)
  Earnings (loss) - numerator:
     Net income (loss)                                                      ($7,139)       ($ 559)     $ 2,843
     Effect of assumed conversion, when dilutive,
       of convertible debt - interest savings net of tax                        -              -            61
                                                                          ---------    ----------    ---------
             Numerator for diluted per share computation                    ($7,139)       ($ 559)      $2,904
                                                                          =========    ==========    =========

  Shares - denominator:
     Weighted average number of outstanding common shares                     9,134         8,585        8,068
     Weighted average common equivalent shares:
       Options and warrants, assumed exercise of dilutive options and warrants, net of treasury shares which could have been purchased from the proceeds of
         the assumed exercise based on average market prices                     -             -           480
       Convertible debt, assumed conversion when dilutive                        -             -           182
                                                                          ---------    ----------    ---------
             Denominator for diluted per share computation                    9,134         8,585        8,730
                                                                          =========    ==========    =========

         The convertible debt, which has been outstanding since November 1996, is described in Note 8 below. Options and warrants are described in Note 9 below. Options and warrants to purchase 89,500 shares of common stock with a weighted average exercise price of $10.29 which were outstanding at December 31, 1996 were excluded from the computation of diluted earnings per share for 1996 as their inclusion would not have been dilutive because their exercise prices were greater than the average market price of common shares for the year.

         Segment information: Effective December 31, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosure About Segments of an Enterprise and Related Information." SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers. 1996 and 1997 segment disclosure have been restated to conform to SFAS No. 131.

         Capitalized software: Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", is effective for fiscal years beginning after December

                     RIDDELL SPORTS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15, 1998. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. The Company plans to adopt SOP 98-1 beginning January 1, 1999.

2.   Acquisition

     On June 19, 1997 the Company acquired Varsity Spirit Corporation ("Varsity"). Varsity is a leading supplier of cheerleader and dance team uniforms and accessories to the youth, junior high, high school and college markets. Varsity is also a leading operator of cheerleader and dance team camps, clinics and special events. The net purchase price of approximately $91.2 million, including costs of the acquisition, was paid in cash, and the acquisition has been accounted for under the purchase method. The purchase price was allocated based on estimated fair values at the date of acquisition. This resulted in an excess of the purchase price over the net assets acquired of $74.8 million, which has been recorded as goodwill and is being amortized on a straight-line basis over 40 years. A summary of the allocation of the purchase price to assets acquired based on their estimated fair values follows:


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
                                                                       =========

         The operating results of Varsity have been included in the consolidated statements of operations from the date of acquisition. The following pro forma information presents the combined operations of the Company and Varsity as if the acquisition, and relating financing transactions discussed in Note 8, had occurred at the beginning of each of the periods presented:

                                                                    Year Ended December 31,
                                                                     1997               1996
                                                                -------------         --------
                                                        (In thousands, except per share amounts)

         Net revenues                                                $174,084          $160,831
         Cost of revenues                                             103,076            92,426
                                                                    ----------       -----------
         Gross profit                                                  71,008            68,405
         Selling, general and administrative expenses                  63,048            55,469
                                                                    ---------       -----------
         Income from operations                                         7,960            12,936
         Interest expense                                              14,230            13,988
                                                                    ---------       -----------
         Income (loss) before taxes                                    (6,270)           (1,052)
         Income taxes                                                      -                 -
                                                                    ---------       ----------
         Net income (loss)                                            ($6,270)          ($1,052)
                                                                    =========       ===========
         Earnings (loss) per share:
                  Basic                                                ($0.69)           ($0.12)
                  Diluted                                              ($0.69)           ($0.12)

         Depreciation and amortization                                 $5,588            $5,142

                      RIDDELL SPORTS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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


3.        UMBRO license

         In November 1998, the Company entered into an license agreement (the "Umbro License") with Umbro International, Inc. ("UMBRO") pursuant to which the Company acquired the right for five years to manufacture, market and sell UMBRO brand soccer team apparel, footwear, equipment, and accessories on an exclusive basis to the team channel of distribution throughout the United States, Puerto Rico and the U.S. Virgin Islands. The Umbro License is royalty-free for 1999. The Company is required to begin paying royalties in the year 2000, at which time it is also required to meet annual minimum sales figures. In the event that the Company fails to meet required minimum sales levels subsequent to 1999 for two consecutive annual periods, UMBRO has the right to terminate the Umbro License. The Umbro License, which expires in November of 2003, may be extended for an additional five years at the Company's option on or before August 15, 2003, provided that the Company achieves certain performance levels. Simultaneously, the Company acquired certain inventory, promotional material and a 15% interest in U.S.I.S.L., Inc., an organization that promotes soccer in the United States, with an option to increase its ownership to 20%. The Company incurred costs and expenses approximating $3.4 million allocated as follows:

                                                                (In thousands)

         Investment in U.S.I.S.L.,  Inc.                                 $300
         License Rights                                                   500
         Inventories                                                    2,500
         Other                                                            100
                                                                -------------
                                                                       $3,400
                                                                =============
4.       Receivables

         Accounts receivable include unbilled shipments of approximately $1,678 and $1,157 at December 31, 1998 and 1997, respectively, principally relating to Varsity's business. It is the Company's policy to record revenues when the related goods have been shipped. Unbilled shipments represent receivables for shipments that have not yet been invoiced. These amounts relate principally to partial shipments to customers who are not invoiced until their order is shipped in its entirety or customers with orders containing other terms that require a deferral in the issuance of an invoice. Management believes that substantially all of these unbilled receivables will be invoiced within the current sales season.

                     RIDDELL SPORTS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.       Inventories:

         Inventories consist of the following:

                                                                   December 31,
                                                            -------------------------
                                                              1998           1997
                                                           -----------    -----------
                                                                  (In thousands)

                  Finished goods                                $16,584          $12,691
                  Work-in-process                                 2,769            3,571
                  Raw materials                                   9,410            7,804
                                                          -------------    -------------
                                                                $28,763          $24,066
                                                          =============    =============


6.       Property and equipment:

         Property and equipment consist of the following:

<Capion>
                                                                    December 31,
                                                               ------------------------
                                                                 1998             1997
                                                               ----------       ---------
                                                                   (In thousands)
         Land                                                  $    207         $   207
         Building and improvements                                1,527           1,428
         Machinery and equipment                                 13,350          10,955
                                                          -------------    ------------
                                                                 15,084          12,590
         Less accumulated depreciation                            7,213           4,767
                                                          -------------    ------------
                                                                $ 7,871          $7,823
                                                          =============    =============


         Depreciation expense relating to all property and equipment amounted to $2,446,000, $1,423,000, and $598,000 the years ended December 31, 1998,
1997 and 1996, respectively.


7.       Intangible assets and deferred charges:

         Intangible assets and deferred charges consist of the following:

                                              Estimated
                                                 Lives                 December 31,
                                               in years            1998             1997
                                               --------         -----------       ------
                                                                       (In thousands)
         MacGregor trademark rights               40            $18,040          $18,040
         MacGregor license agreements              8                -              2,030
         Trademarks                               40              3,250            3,250
         Goodwill                                 40             91,479           91,292
         Debt issue costs                          8              6,981            6,981
         Other                                  7 to 10           2,843            3,773
                                                              ---------        ---------
                                                                122,593          125,366
         Less accumulated amortization                           13,858           13,248
                                                              ---------        ---------
                                                               $108,735         $112,118
                                                              =========        =========

                     RIDDELL SPORTS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.       Long-Term Debt:

Long-term debt consists of the following:

                                                                                         December 31,
                                                                                   ----------------------
                                                                                    1998           1997
                                                                                  ----------    ----------
                                                                                       (In thousands)

Outstanding balance under a credit facility expiring in 2002,                    $     4,400    $       -
   terms further described below


Senior notes, 10.5%, due 2007, terms further described below                         115,000       115,000


Convertible subordinated note payable, interest at 4.1%, due 2002 through
   2004, terms further described below                                                 7,500         7,500
                                                                                -------------   ----------

                                                                                     126,900       122,500
Less current portion                                                                       -             -
                                                                                -------------   ----------
                                                                                     $126,900     $122,500
                                                                                =============   ==========

The aggregate maturities of long-term debt are as follows:

                      Years ending December 31,                                (In thousands)

                             2002                                                  $   6,275
                             2003                                                      1,875
                             2004                                                      3,750
                             2007                                                    115,000
                                                                                    --------
                                                                                    $126.900
                                                                                    ========


         The credit facility consists of a line of credit with the Company's bankers in a principal amount not to exceed $35 million, expiring in 2002. Draws under the line of credit are limited under the terms of the related loan agreement to a percentage of certain receivables and inventory. The outstanding balance of the line accrues interest, payable monthly, at a rate of LIBOR plus a margin of 2.5% on draws so designated by the Company, and on other draws at the higher of the bank's prime rate plus a margin of 1% or the Federal Funds rate plus 1.5%. At December 31, 1998 LIBOR rates averaged approximately 4.9% and the prime rate was 7.75%. The credit facility also calls for a commitment fee equal to an annual rate of 0.5% applied to the unused portion of the line. The margin of the interest rate over the related rates, as well as the commitment fee rate, is subject to quarterly adjustment dependent on certain financial ratios. The interest rate margin can vary between 1.5% and 2.5% over LIBOR, 0% to 1% over the prime rate, 0.5% and 1.5% over the Federal Funds rate and 0.4% to 0.5% on the commitment fee. The credit facility agreement contains certain covenants which, among other things, require the Company to meet certain ratio and net worth tests, restrict the level of additional indebtedness the Company may incur, limit payments of dividends, restrict the sale of assets and restricts investments the Company may make. The credit facility also requires repayment of the principal amount upon the occurrence of certain changes in the control of the Company. The Company has pledged essentially all of its tangible assets as collateral for the credit facility.

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

                     RIDDELL SPORTS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The interest on the Senior Notes is payable semiannually on January 15 and July 15. The holders of the Senior Notes have the right to require the Senior Notes to be redeemed at 101% of the principal amount in the event of a Change of Control (as defined). The Senior Notes contain certain prepayment restrictions and have no mandatory redemption provisions. The Senior Notes are guaranteed by all of the Company's subsidiaries. Each of these subsidiaries are wholly-owned subsidiaries of the Company and have fully and unconditionally guaranteed the Senior Notes on a joint and several basis. The Company itself is a holding company with no assets or operations other than those relating to its investments in its subsidiaries. The separate financial statements of the guaranteeing subsidiaries are not presented in this report because, considering the facts stated above, the separate financial statements and other disclosures concerning the guaranteeing subsidiaries are not deemed material to investors by management.

         The 4.1% convertible subordinated note is subordinated in right to prior payment in full of Senior Indebtedness, which is generally defined in the governing agreements to include debt under the senior notes and revolving line of credit described above and any refinancing, renewal or replacement thereof as well as certain other debt. Repayments of 25% and 33 1/3% of the then outstanding principal balance is due on November 1, 2002 and 2003, respectively, with the remaining balance due November 1, 2004. Interest is payable semiannually each May 1 and November 1. The note limits the Company's ability to grant certain stock options and requires repayment of 101% of the principal amount in the event of a change in control (as defined). In connection with obtaining consents needed for various aspects of the Varsity acquisition, the Company amended the note to provide for a reduction from $6.00 to $5.3763 per share in the conversion price.

         The Senior Notes were issued and the revolving credit facility was entered into in connection with the 1997 acquisition of Varsity Spirit Corporation (see Note 2). In connection with these financing transactions, all other long-term debt of the Company, except the convertible notes, was repaid. The Company incurred debt issue costs of approximately $5.4 million in connection with the Senior Notes and approximately $0.8 million of costs in connection with the new credit facility. These costs are included with intangibles and deferred charges (see Note 7) and are being amortized to interest expense over the life of the related debt. The Company also incurred costs of $3.0 million in connection with a bridge loan commitment needed to support the acquisition. The bridge loan was not drawn-down and the commitment fee was charged to interest expense in June 1997.


9.       Shareholders' equity and stock option plans:

         In conjunction with the Varsity Acquisition in June 1997, the Company sold 986,169 shares of its Common Stock to certain key employees of Varsity at $4.50 per share for an aggregate, net of related costs, of approximately $4.3 million pursuant to Stock Purchase Agreements, dated May 15, 1997.

         Stock option plans: The 1991 Stock Option Plan, as amended, and the 1997 Stock Option Plan provide for the granting of options to key employees, directors, advisors and independent consultants to the Company for the purchase of up to an aggregate of 2,915,500 shares of the Company's common stock. Under the 1991 Stock Option Plan, options for an aggregate of 1,415,500 shares may be granted at an option price of no less than 85% of the market price of the Company's common stock on the date of grant and may be exercisable between one and ten years from the date of grant. Under the 1997 Stock Option Plan, options or other stock-based awards may be granted for an aggregate of 1,500,000 shares. The 1997 Stock Option Plan generally does not restrict the option price or exercise terms of grants.

                     RIDDELL SPORTS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         During 1998, the Company issued 81,000 shares of its Common Stock to certain employees for incentive compensation as a stock award under the terms of the 1997 Stock Option Plan. These shares were recorded at a value of $328,000 based on quoted market values at the date of grant. The grants include 27,000 shares, valued at $128,000, granted in consideration for compensation included in accrued liabilities at December 31, 1997.

         During 1997, in connection with the terms of certain agreements entered into in connection with the Varsity acquisition, the Company issued options for the purchase of approximately 950,000 shares of its Common Stock to Varsity employees. Included in this amount are 450,000 options to certain key employees of Varsity which vested immediately with an option price of $3.80. A charge of approximately $559,000 was recorded in June, 1997, and credited to additional paid in capital to reflect the intrinsic value of these options based on their in-the-money position on the measurement date for this grant. The remaining 500,000 options were issued to a broad group of Varsity employees with exercise prices at market. Both of these sets of option grants are included in the information summarized below.

         Options granted through December 31, 1998 generally have been designated as non-qualified stock options and, except as described above, have had option prices equal to market values on the date of grant, have had terms of five or ten years, and have had vesting periods of one or four years. Information relating to stock option transactions over the past three years is summarized as follows:

                                                         Options Outstanding    Options Exercisable
                                                        ---------------------    -----------------
                                                                     Weighted                      Weighted
                                                                      Average                      Average
                                                     Number          Price Per      Number          Price per
                                                   Outstanding         Share        Exercisable    Share
                                                  ------------         -----        -----------    -----
       Balance, January 1, 1996                     1,032,050          $4.02        485,775        $5.21
         Granted                                      239,500          $4.57
         Forfeited                                     (5,500)         $2.89
         Expired                                      (80,000)         $8.00
                                                    ---------
       Balance, December 31, 1996                   1,186,050          $3.87        712,913        $3.79
         Granted                                    1,085,925          $4.75
         Exercised                                    (25,000)         $2.39
         Forfeited                                     (7,000)         $4.46
         Expired                                      (82,000)        $10.75
                                                    ---------
       Balance, December 31, 1997                   2,157,975          $4.05      1,284,425        $3.37
         Granted                                      461,600          $5.08
         Exercised                                    (58,825)         $2.48
         Forfeited                                   (291,925)         $3.59
         Expired                                      (16,300)         $4.05
                                                    ---------
       Balance, December 31, 1998                   2,252,525          $4.36      1,362,106        $3.81
                                                   ==========


     Options granted in 1998 include grants for 56,600 shares, granted in November 1998, to certain employees (none of which were directors of the Company) in exchange for cancellation of options for 69,850 shares which had previously been granted to these employees. The canceled options, which are included in the forfeited category above, would have expired in December 1998 and had a weighted average option price of $2.65 per share. The new grants had a term of ten years and a weighted average option price of $3.76 per share.

                     RIDDELL SPORTS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Further information about stock options outstanding at December 31, 1998 is summarized as follows:

                                                 Options        Outstanding                     Options Exercisable
                            -------------------------------------------------                  ---------------------
                                                Weighted          Weighted                           Weighted
                                                 Average           Average                           Average
            Range of              Number        Remaining         Price Per        Number            Price Per
         Exercise Prices       Outstanding    Contractual Life      Share        Exercisable           Share
         ---------------       -----------    --------------        -----        -----------           -----
          $1.80 - $2.49          136,500      2.4  years            $1.99            135,000           $1.99
          $2.50 - $3.99          764,100      7.2  years            $3.56            721,250           $3.54
          $4.00 - $5.44        1,351,925      8.9  years            $5.05            505,856           $4.67


         At December 31, 1998 there were 498,150 shares available for future option grants.

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


                                                                                Years ended December 31,
                                                                               -------------------------
                                                                             1998          1997        1996
                                                                          ---------    ----------    -------
                                                                                       (In thousands)

         Pro forma net income (loss)                                        ($7,953)      ($1,973)   $2,669
         Pro forma earnings (loss) per share
              Basic                                                          ($0.87)       ($0.23)    $0.33
              Diluted                                                        ($0.87)       ($0.23)    $0.31


         These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1995. The pro forma results include expense related to the fair value of stock options estimated at the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions for the years ended December 31, 1998, 1997 and 1996, respectively: risk-free interest rates of 5.3%, 6.4% and 6.6%; expected volatility of 56%, 50% and 38%; expected option life of 7.0 years,7.0 years and 6.9 years, and no dividend payments. The weighted average estimated fair value of options granted during 1998, 1997 and 1996 was $3.16, $3.28 and $2.40 per share, respectively.

         Warrants: At December 31, 1998 warrants were outstanding for the purchase of an aggregate of 172,152 shares of the Company's common stock. These warrants are held by one of the Company's banks and are exercisable through October 1999 at an exercise price of $3.72 per share.

         During 1998 certain officers and directors of the Company exercised outstanding warrants for shares of the Company's Common Stock which would have expired in January 1999. The Company agreed to a cashless exercise of the warrants, in effect accepting shares issuable upon exercise as payment for the exercise. As a result, 42,362 shares of Common Stock were issued in exchange for warrants for 150,000 shares based on an exercise price of $2.96 per share and an exchange price of $4.125 per share. The

                     RIDDELL SPORTS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

exchange price of $4.125 per share was set on a date when the quoted market price of a share of Common Stock was $4.00.

10.      Commitments:

         Leases: The Company leases various facilities and equipment under operating leases. Rent expense amounted to approximately $2,792,000, $1,958,000 and $1,451,000 for the years ended December 31, 1998, 1997 and
1996, respectively.

         Future minimum rental payments for all non-cancelable lease agreements for periods after December 31, 1998 are as follows:

              Years ending December 31,           (In thousands)

                           1999                      $ 2,828
                           2000                        2,023
                           2001                          789
                           2002                          557
                           2003                          431
                           Later years                 3,370
                                                   ---------
              Total minimum payments required        $ 9,998
                                                   =========

         Employee benefits: The Company has three noncontributory defined benefit pension plans that cover, or have covered, certain employee groups. These plans consist of two "Union Plans" covering certain unionized employees and a "Non-Union Plan" that covered other employees of certain subsidiaries. The Non-Union Plan was amended in 1994 to provide that no benefits would accrue under the plan on or after December 31, 1994. Expense for these plans for the year ended December 31, 1998 was approximately $200,000 including a provision for expense of an anticipated termination of the Non-Union Plan. Total pension expense for these plans was under $50,000 in each of the years ended December 31, 1997 and 1996.

         The Company maintains defined contribution (401-k) plans covering substantially all of its employees, other than those covered by the Union Plans. Company contributions to these plans are based on a percentage of employee contributions and are funded and charged to expense as incurred. Expenses related to the plans amounted to $95,000, $342,000 and $307,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

                     RIDDELL SPORTS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.      Accrued liabilities and contingencies:

         Recorded liabilities: In regards to the product liability contingencies discussed below, the Company has recorded certain liabilities. While these amounts are discussed in the remaining sections of this note, a summary of these amounts together with other items comprising the balance sheet line items "accrued liabilities" and "other liabilities" follows:


                                                                Accrued
                                                              liabilities     Other liabilities
                                                               (Current)        (Non-Current)
                                                                --------        -------------
                                                                       (In thousands)
    December 31, 1998:
      Product liability matters, reserves for
        pending and other contingencies                            $   700        $ 3,300
      Accrued interest                                               5,690              -
      Other accrued liabilities                                      4,863            254
                                                            --------------    -----------
             Total of balance sheet category                      $ 11,253        $ 3,554
                                                            ==============    ===========

    December 31, 1997:
      Product liability matters, reserves for
        pending and other contingencies                            $   700        $ 3,000
      Accrued interest                                               6,536              -
      Other accrued liabilities                                      3,481             60
                                                            --------------    -----------
             Total of balance sheet category                      $ 10,717        $ 3,060
                                                            ===============   ===========


         Product liability litigation matters and contingencies:

         At December 31, 1998, the Company was a defendant in 5 product liability suits relating to personal injuries allegedly related to the use of helmets manufactured or reconditioned by subsidiaries of the Company. The ultimate outcome of these claims, or potential future claims, cannot presently be determined. The Company estimates that the uninsured portion of future costs and expenses related to these claims, and incurred but not reported claims, will amount to at least $4,000,000 and, accordingly, a reserve in this amount is included in the Consolidated Balance Sheet at December 31, 1998 as part of accrued liabilities and other liabilities. These reserves are based on estimates of losses and defense costs anticipated to result from such claims, from within a range of potential outcomes, based on available information, including an analysis of historical data such as the rate of occurrence and the settlement amounts of past cases. However, due to the uncertainty involved with estimates actual results have at times varied substantially from earlier estimates and could do so in the future. Accordingly there can be no assurance that the ultimate costs of such claims will fall within the established reserves.

         The Company maintains product liability insurance under a policy expiring in January 2005. The policy is an occurrence-based policy providing coverage against claims currently pending against the Company and future claims relating to all injuries occurring prior to January 2005 even if such claims are filed after the end of the policy period. The insurance program provides certain basic and excess coverage on product liability claims with a combined aggregate coverage of over $40,000,000 subject to the limitations described below.

         The first level of insurance coverage under the policy ("Basic Coverage") provides coverage of up to $2,250,000 per claim in excess of an uninsured retention (deductible) of $750,000 per occurrence. The

                     RIDDELL SPORTS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Basic Coverage is subject to an aggregate program limit and certain annual aggregate sub limits. The Basic Coverage, which does not affect the availability of the excess coverage described below, has an aggregate limit which is currently $4.9 million, but the policy allows the Company to increase this maximum limit to $7.7 million at any time by prepaying the required premium, which counts at 120% of the amount paid toward the limit. The Basic Coverage, to the extent available, covers the insured portion of the first $3,000,000 of a claim. The insurance program also provides for additional coverage ("Excess Coverage") of up to $20,000,000 per occurrence, in excess of the first $3,000,000 of each claim. Claims covered by the Excess Coverage are subject to one of two separate $20,000,000 aggregate policy limits, depending on the date of the related injury. The first $20,000,000 aggregate limit applies to claims for injuries occurring prior to January 31, 1998, and claims occurring after January 1998 are covered by the second separate $20,000,000 aggregate limit.

         Other contingencies and litigation matters:

         In addition to the matters discussed in the preceding paragraphs, the Company has certain other claims or potential claims against it that may arise in the normal course of business, including without limitation, claims relating to personal injury as well as employment related matters. Management believes that the probable resolution of such matters will not materially affect the financial position or results of operations of the Company.


12.      Income taxes:

         Income taxes on income (loss), before extraordinary items, for the years ended December 31, 1998, 1997 and 1996 is summarized below:


                                                                     Years ended December 31,
                                                                    --------------------------
                                                                1998            1997           1996
                                                             -----------    -----------     -------
                                                                           (In thousands)
          Current tax expense:
                  Federal                                         $         $        -            $  50
                  State                                                -             -               60
                                                             -----------    -----------     -----------
                                                                       -             -              110
                                                             -----------    -----------     -----------
              Deferred tax expense:
                  Federal                                              -             -                -
                  State                                                -             -                -
                                                             -----------    -----------     -----------
                                                                       -             -                -
                                                             -----------    -----------     -----------
                                                                  $    -    $        -           $  110
                                                             ===========   =============    ===========

              For the years ended December 31, 1997 and 1996, tax expense was reduced by offsetting tax benefits of approximately $500,000 and $1,200,000, respectively, of net operating loss carryforwards which were not recognized in prior years.

                     RIDDELL SPORTS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         Significant components of deferred income tax assets and liabilities at December 31, 1998, 1997 and 1996 are as follows:

                                                                   Years ended December 31,
                                                             --------------------------------------
                                                                1998            1997           1996
                                                             -----------    -----------     -------
         Deferred income tax assets:                                        (In thousands)

              Accrued expenses and reserves                      $ 2,843        $ 2,267         $ 3,509
              Inventory                                              711            733             492
              Intangible assets                                        -             -               26
              Net operating loss, and
                credit, carryforwards                              6,551          4,832           3,689
              Other                                                  308            276              36
                                                             -----------    -----------     -----------
                                                                  10,413          8,108           7,752
              Valuation allowances                                (3,215)        (1,031)         (1,386)
                                                             -----------    ------------    ------------
              Total deferred income tax assets                     7,198          7,077           6,366
                                                             -----------    -----------     -----------
         Deferred income tax liabilities:
              Intangible assets and deductible goodwill            5,648          5,498           6,014
              Property and equipment                                 442            481              86
              Prepaid expenses                                       203            193             266
                                                             -----------    -----------     -----------
              Total deferred income tax liabilities                6,293          6,172           6,366
                                                             -----------    -----------     -----------
         Total net deferred income tax asset                    $    905          $ 905         $ - 0 -
                                                             ===========    ===========     ===========

         The net current and non-current components of the deferred income taxes were recognized in the balance sheet at December 31, 1998, 1997 and 1996 as follows:

                                                                     Years ended December 31,
                                                             --------------------------------------
                                                                1998            1997           1996
                                                             -----------    -----------     -------
                                                                           (In thousands)
         Net current assets, included with
              prepaid expenses                                   $ 1,253        $ 1,358      $ 1,820
         Net non-current deferred tax liabilities                    348            453        1,820
                                                             -----------    -----------     --------
                                                                $    905        $   905      $ - 0 -
                                                             ===========    ===========     ========

A reconciliation of effective tax rates to federal statutory tax rates is as follows:

                                                                    Years ended December 31,
                                                             --------------------------------------
                                                                1998            1997           1996
                                                             -----------    -----------     -------
         Statutory Federal tax rate                            (34.0%)        (34.0%)         34.0%
         Differences resulting from:
              Effective state tax rate,
                net of federal tax benefit                         -             -             3.1
              Amortization not deductible
                for tax purposes                                10.2           87.1            5.8
              Travel & entertainment expenses
                not deductible for tax purposes                  3.9           33.9            1.2
              Losses with no current benefit                    20.2
              Benefit of prior periods net operating
                losses not previously recognized                              (86.4)         (40.2)
              Other differences                                 (0.3)          (0.6)          (0.2)
                                                            --------       --------        -------
                                                                 0.0%           0.0%           3.7%
                                                           =========       ========        =======

                                                        F-19

                     RIDDELL SPORTS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         At December 31, 1998 the Company had estimated net operating loss carryforwards for federal income tax purposes of approximately $17,700,000 expiring between 2008 to 2013. While this loss carryforward is available to reduce the payment of taxes that might otherwise be payable in future years, the benefit of most of the net operating losses have been recognized in the computation of income tax expense reflected in the Company's consolidated financial statements in prior years. Benefits relating to approximately $7.0 million of net operating loss carryforwards have not yet been recognized in the computation of income tax expense for financial reporting purposes and have been reserved for as part of the deferred income tax asset valuation allowance. These unrecognized carryforwards would be recognized through a reduction of income tax expense in future periods upon the generation of an offsetting amount of taxable earnings.

13.      Related party transactions:

         In 1997, in connection with certain financing transactions occurring in connection with the Varsity acquisition, notes payable to shareholders of $439,000 plus accrued interest were repaid in advance of maturity. Interest of $17,000 and $111,000 on the note was included in interest expense for the years ended December 31, 1997, and 1996, respectively. In 1996 the Company paid consulting fees of $75,000 to one director and paid another director $20,000 for services in connection with a series of promotional football clinics sponsored by the Company.

14.      Supplemental cash flow information:

         Cash payments for interest were $14,700,000, $5,260,000 and $2,662,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Interest payments for 1997 included $3,000,000 relating to bridge financing commitment fees - see Note 8. Income tax payments, or refunds, were not significant for 1998, 1997 or 1996.

         In 1998, the Company issued shares of its Common Stock, valued at $128,000 based on quoted market values at the time of grant, to certain employees as consideration for compensation included in accrued liabilities at December 31, 1997.

         In June 1997, in connection with the Varsity acquisition, the Company assumed liabilities of $23,068,000.

15.      Fair values of financial instruments:

         The Company's financial instruments include cash, accounts receivable, accounts payable and long-term debt. The carrying values of cash, accounts receivable and accounts payable approximate their fair values. The Company's long-term debt include the Senior Notes which at December 31, 1998 had a carrying value of $115,000,000 and a fair value, based on quoted market values, of $109,250,000. The Company's remaining long-term debt is not traded and has no quoted market value, however management believes any difference between its carrying value and fair value would not be material in relation to these Consolidated Financial Statements.

                      RIDDELL SPORTS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.      Segment and product line information:

         The Company has three reportable segments: institutional products and services, retail products and trademark licensing:

         Institutional products and services: This segment markets products and services primarily through the Company's direct sales force for institutional customers such as schools, leagues, recreational groups and other organizations for competitive and recreational sport and spirit activities. Operations include the manufacture and sale of athletic products (including football helmets), spirit products (including cheerleading and dance uniforms and accessories), and athletic equipment reconditioning. The segment also operates cheerleader and dance team camps, clinics and special events.

         Retail products: This segment markets products through retailers in the U.S. and internationally. Most of the products sold by this segment are sports collectible products, such as authentic and replica football helmets, which bear licensed sports team logos. The segment's operations also include sales of certain recreational football and other athletic products sold through consumer product retailers and distributors.

         Trademark licensing: This segment consists of the licensing of the Company's Riddell and MacGregor trademark rights to other entities for use in marketing products such as athletic footwear and apparel.

         The Company's reportable segments are strategic business units that differ and are managed separately because of the nature of their markets and channels of distribution. The Institutional products and services segment includes the company's institutional athletic products business unit and its spirit (cheerleading and dance) business unit. Information about these two business units has been combined and reported as the institutional products and services segment as the units have similar economic and other business traits.

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies except for the inclusion of operating results for Varsity Spirit Corporation, and related pro forma adjustments, for the period prior to its acquisition in June 1997 (see
Note 2). The company evaluates performance of the institutional products and services segment based on these pro forma results. Total assets are as reported and do not include pro forma amounts or adjustments.


                                                                  (In thousands)
                                                               Years ended December 31,
                                                              --------------------------
                                                        1998              1997               1996
                                                  ---------------    ---------------    ---------
Net revenues:
     Institutional products and services               $166,845          $153,641           $136,974
     Retail products                                     18,142            18,055             21,363
     Trademark licensing                                  1,613             2,388              2,494
                                                    -----------        ----------         ----------
                                                        186,600           174,084            160,831
     Less, preacquisition results of Varsity
       Spirit Corporation included above                    -              35,811             88,449
                                                    -----------        ----------         ----------
     Consolidated total                                $186,600          $138,273            $72,382
                                                    ===========        ==========         ==========


                     RIDDELL SPORTS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




16.      Segment and product line information (continued):

                                                                   (In thousands)
                                                                 Years ended December 31,
                                                        1998              1997              1996
                                                  ---------------    ---------------    -----------

Income from Operations:
     Institutional products and services                $11,416           $10,841            $11,423
     Retail products                                         56             1,742              3,727
     Trademark licensing                                    841             1,476              1,536
     Corporate and unallocated expenses                  (4,796)           (6,099)            (3,750)
                                                    -----------        ----------         ----------
                                                          7,517             7,960             12,936
     Less, preacquisition results of Varsity
       Spirit Corporation included above                    -              (3,360)             7,220
                                                    -----------        ----------         ----------
     Consolidated total                                  $7,517           $11,320             $5,716
                                                    ===========        ==========         ==========

Depreciation and amortization, exclusive of
debt issue costs:
     Institutional products and services                 $4,497            $4,253             $3,854
     Retail products                                        557               595                541
     Trademark licensing                                    614               696                702
     Corporate and unallocated                               45                44                 45
                                                    -----------        ----------         ----------
                                                          5,713             5,588              5,142
     Less, preacquisition results of Varsity
       Spirit Corporation included above                    -               1,578              2,949
                                                    -----------        ----------         ----------
     Consolidated total                                  $5,713            $4,010             $2,193
                                                    ===========        ==========         ==========

Capital expenditures:
     Institutional products and services                 $2,265            $2,562             $2,698
     Retail products                                        229               139                269
                                                    -----------        ----------         ----------
                                                          2,494             2,701              2,967
     Less, preacquisition results of Varsity
       Spirit Corporation included above                    -                 887              1,828
                                                    -----------        ----------         ----------
     Consolidated total                                  $2,494            $1,814             $1,139
                                                    ===========        ==========         ==========

Total assets:
     Institutional products and services               $150,163          $143,414           $ 43,302
     Retail products                                     10,253            11,497             11,468
     Trademark licensing                                 16,898            17,835             17,807
     Corporate and unallocated                            8,897             9,015              3,784
                                                    -----------        ----------         ----------
     Consolidated total                                $186,211          $181,761            $76,361
                                                    ===========        ==========         ==========

                     RIDDELL SPORTS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




16.      Segment and product line information (continued):


                                                                   (In thousands)
                                                                Years ended December 31,
                                                        1998              1997              1996
                                                  ---------------    ---------------      ---------

Revenues by product line for all reportable segments in the aggregate were as follows:

     Cheerleader and dance products                     $63,491           $56,453            $49,472
     Camps and events                                    48,704            44,966             38,977
     Athletic products                                   34,276            30,177             27,884
     Athletic product reconditioning                     23,415            22,892             21,700
     Sports collectibles                                 15,101            17,208             20,304
     Trademark licensing                                  1,613             2,388              2,494
                                                    -----------        ----------         ----------
                                                        186,600           174,084            160,831
     Less, preacquisition results of Varsity
       Spirit Corporation included above                    -              35,811             88,449
                                                    -----------        ----------         ----------
     Consolidated revenues                             $186,600          $138,273            $72,382
                                                    ===========        ==========         ==========


17.      Subsequent event:

     On March 16, 1999, a jury rendered a verdict against the Company in a Texas product liability lawsuit for approximately $11.4 million plus interest from February 1996. The Company intends to appeal the verdict. If the verdict was paid in full it would be covered by the insurance described above, except for an amount equal to the $750,000 uninsured retention. This amount, however, is already included in the Company's balance sheet reserves. Any such payment by the insurance company would reduce the amount of the aggregate limits of the Company's product liability insurance coverage described in Note 11, above.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                                  ON SCHEDULE









Board of Directors
Riddell Sports Inc.


         In connection with our audit of the consolidated financial statements of Riddell Sports Inc. and Subsidiaries referred to in our report dated February 21, 1998, which is included on page F-2 of this Form 10-K, we have also audited Schedule II for each of the three years in the period ended December 31, 1998. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.




                                                             GRANT THORNTON LLP


Chicago, Illinois
February 19, 1999

SCHEDULE II


                     RIDDELL SPORTS INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS






              Col.  A                  Col.  B                  Col.  C              Col.  D         Col.  E
---------------------------------   -------------  -----------------------------  -------------  -----------
                                                              Additions
                                                   -----------------------------

                                                         (1)            (2)
                                                     Charged to     Charged to
                                     Balance at         Costs         Other                       Balance at
                                      Beginning          and         Accounts-                      End of
        Description                   of Period       Expenses       Describe      Deductions       Period
-------------------------            -----------      ---------      --------      ----------      --------
Year ended December 31, 1996
   Allowance for
     doubtful accounts                  $620           $436              -            $543           $513
                                                                                         (a)

Year ended December 31, 1997
   Allowance for
     doubtful accounts                  $513           $365            $325           $379           $824
                                                                          (b)            (a)

Year ended December 31, 1998
   Allowance for
     doubtful accounts                  $824           $929              -            $451           $1,302
                                                                                           (a)

-----------
   Notes:     (a) Accounts written off net of recoveries
              (b) Addition charged to other accounts for 1997 is the initial balance from the Varsity acquisition.