Form 10-Q
period 1999-03-31
RIDDELL SPORTS INC
filed 1999-05-14
CIK 874786

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED MARCH 31, 1999

                        Commission file number: 0-19298

                              RIDDELL SPORTS INC.
            (Exact name of registrant as specified in its charter)

           DELAWARE                          22-2890400
 (State or other jurisdiction             (I.R.S. Employer
              of                         Identification No.)
incorporation or organization)

          50 East 42nd Street, Suite 1808, New York, New York, 10017
             (Address of principal executive offices)  (Zip code)

                                (212) 808-5400
             (Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
                  9,258,957 Common Shares as of May 14, 1999

                              RIDDELL SPORTS INC.

                                     INDEX

                                                                          Page

   Form 10-Q  Cover Page . . . . . . . . . . . . . . . . . . . . . . . .   1
   Form 10-Q  Index . . . . . . . . . . . . . . . . . . . . . . . . . . .  2

   Part I.  Financial Information:

     Item 1.   Financial Statements:
             Condensed Consolidated Balance Sheets . . . . . . . . . . .   3
             Condensed Consolidated Statements of Operations . . . . . .   4
             Condensed Consolidated Statements of Stockholders' Equity  .  5
             Condensed Consolidated Statements of Cash Flows  . . . . . .  6
             Notes to Condensed Consolidated Financial Statements . . . .  7

     Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations  . . . . . .  10

   Part II.   Other Information:
     Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . .  15
     Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . .  15
     Item 3.  Defaults upon Senior Securities . . . . . . . . . . . . . .  15
     Item 4.  Submission of Matters to a Vote of Security Holders . . . .  15
     Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . .  15
     Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . .  15
   Signatures     . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16


SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

   This Report contains certain statements which are "forward looking" statements under the federal securities laws that are based on the beliefs of management as well as assumptions made by and information currently available to management. Forward looking statements appear in Note 6 of Notes to Condensed Consolidated Financial Statements and throughout Item 2 of Part I, "Management's Discussion and Analysis of Financial Condition and Results of Operations" concerning the Company's determination of product liability reserves and tax estimates, the seasonal patterns of working capital, revenue and operating results in its business and estimated cost and timing of Year 2000 problems and possible risks related thereto. Certain factors could cause actual results to differ materially from those in the forward-looking statements including without limitation, (i) continuation of historical patterns of demand for the Company's products and the Company's ability to meet the demand; (ii) actions by competitors, including without limitation new product introductions; (iii) the loss of domestic or foreign suppliers; (iv) changes in business strategy or new product lines and the Company's ability to successfully implement these; (v) the outcome of pending product liability claims and potential future claims; (vi) the Company's ability to accurately assess and successfully remedy Year 2000 issues within time frame anticipated by management and at the estimated cost; (vii) the ability of third parties with whom the Company has material relationships to remedy their Year 2000 issues on a timely basis; (viii) the Company's ability to estimate tax charges and benefits; and (ix) changes in interest rates and general economic conditions. The Company does not intend to update these forward looking statements.

Part 1.    FINANCIAL INFORMATION; Item 1.  FINANCIAL STATEMENTS

                                                RIDDELL SPORTS INC. AND SUBSIDIARIES
                                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                                             (Unaudited)
                                                           (In thousands)

                                                                               March 31,      December 31,
                                                                                 1999             1998
                                                                              ------------     ------------
                                                               ASSETS
Current assets:
  Cash      . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $ 1,263          $ 1,752
  Accounts receivable, trade, less allowance for doubtful
    accounts ($1,227 and $1,302 respectively) (Note 3)  . . . . . . . . .           31,223           28,016
  Inventories (Note 4)  . . . . . . . . . . . . . . . . . . . . . . . . .           34,894           28,763
  Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . .            7,012            6,493
  Other receivables   . . . . . . . . . . . . . . . . . . . . . . . . . .            1,499            1,644
  Deferred taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,253            1,253
                                                                              ------------     ------------
    Total current assets  . . . . . . . . . . . . . . . . . . . . . . . .           77,144           67,921
Property, plant and equipment, less accumulated
  depreciation ($7,833 and $7,213 respectively)   . . . . . . . . . . . .            7,977            7,871
Intangibles and deferred charges, less accumulated
  amortization ($14,858 and $17,318 respectively)   . . . . . . . . . . .          108,154          108,735
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,534            1,684
                                                                              ------------     ------------
                                                                                 $ 195,809        $ 186,211
                                                                              ============     ============

                                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 11,620         $ 12,744
  Accrued liabilities   . . . . . . . . . . . . . . . . . . . . . . . . .            8,033           11,253
  Customer deposits   . . . . . . . . . . . . . . . . . . . . . . . . . .            3,460            5,961
                                                                              ------------     ------------
           Total current liabilities  . . . . . . . . . . . . . . . . . .           23,113           29,958
Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          149,700          126,900
Deferred taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              348              348
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .            3,554            3,554
Contingent liabilities (Note 6) . . . . . . . . . . . . . . . . . . . . .               -                 -

Stockholders' equity
  Preferred stock   . . . . . . . . . . . . . . . . . . . . . . . . . . .                -                -
  Common stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               93               93
  Additional paid in capital  . . . . . . . . . . . . . . . . . . . . . .           36,849           36,849
  Accumulated deficit   . . . . . . . . . . . . . . . . . . . . . . . . .          (17,848)         (11,491)
                                                                              ------------     ------------
                                                                                    19,094           25,451
                                                                              ------------     ------------
                                                                                 $ 195,809        $ 186,211
                                                                              ============     ============

                                      See notes to condensed consolidated financial statements.

                                                RIDDELL SPORTS INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (Unaudited)
                                              (In thousands, except per share amounts)


                                                                    Three Months Ended
                                                                         March 31,
                                                                ------------------------------
                                                                   1999               1998
                                                               --------------      ------------
Net revenues:
    Net sales, products and reconditioning  . . . . . . . .          $23,813            $21,827
    Camps and events  . . . . . . . . . . . . . . . . . . .           10,133              8,623
    Royalty income  . . . . . . . . . . . . . . . . . . . .              313                529
                                                               --------------      ------------
                                                                      34,259             30,979
                                                               --------------      ------------
Cost of revenues :
    Products and reconditioning . . . . . . . . . . . . . .           14,104             13,429
    Camps and events  . . . . . . . . . . . . . . . . . . .            6,382              5,581
                                                              --------------       ------------
                                                                      20,486             19,010
                                                              --------------       ------------
Gross profit  . . . . . . . . . . . . . . . . . . . . . . .           13,773             11,969
Selling, general and administrative expenses  . . . . . . .           16,482             15,718
                                                              --------------       ------------
Loss from operations  . . . . . . . . . . . . . . . . . . .           (2,709)            (3,749)
Interest expense  . . . . . . . . . . . . . . . . . . . . .            3,648              3,360
                                                              --------------       ------------
Loss before taxes . . . . . . . . . . . . . . . . . . . . .           (6,357)            (7,109)
Income tax benefit  . . . . . . . . . . . . . . . . . . . .               -              (3,700)
                                                              --------------       ------------
Net loss    . . . . . . . . . . . . . . . . . . . . . . . .         ($ 6,357)          ($ 3,409)
                                                              ==============       ============

Net loss per share, basic and diluted   . . . . . . . . . .           ($0.69)            ($0.37)

Weighted average number of common and common
  equivalent shares outstanding, basic and diluted  . . . .            9,259              9,105



                                      See notes to condensed consolidated financial statements.

                                                RIDDELL SPORTS INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                             (Unaudited)
                                                           (In thousands)


                                                                                   Retained
                                           Common Stock        Additional         earnings           Total
                                     ---------------------       paid in       (Accumulated     Stockholders'
                                      Shares       Amount        capital          deficit)         equity
                                    ----------   ---------     ------------    ------------    --------------

For the three months ended March 31, 1998:
  Balance, January 1, 1998  . . . .      9,079      $  91         $  36,386       ($  4,352)        $  32,125
    Issuance of common stock upon
       exercise of stock options  .         17         -                 45              -                 45
    Stock issued to employees   . .         27         -                128              -                128
    Net loss for the period   . . .         -          -                 -           (3,409)           (3,409)
                                    ----------   ---------     ------------    ------------    --------------
  Balance, March 31, 1998   . . . .      9,123      $  91         $  36,559        ($7 ,761)        $  28,889
                                    ==========   =========     ============    ============    ==============


For the three months ended March 31, 1999:
  Balance, January 1, 1999    . . .      9,259       $ 93         $  36,849       ($ 11,491)        $  25,451
    Net loss for the period   . . .         -          -                 -           (6,357)           (6,357)
                                    ----------   ---------     ------------    ------------    --------------
  Balance, March 31, 1999   . . . .      9,259      $  93         $  36,849        ($17,848)         $19 ,094
                                    ==========   =========     ============    ============    ==============


                                      See notes to condensed consolidated financial statements.

                                                RIDDELL SPORTS INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (Unaudited)
                                                           (In thousands)


                                                                     Three Months Ended
                                                                         March 31,
                                                                -------------------------------
                                                                     1999               1998
                                                                --------------      ------------
Cash flows from operating activities:
    Net loss  . . . . . . . . . . . . . . . . . . . . . . .          ($6,357)           ($3,409)
    Adjustments to reconcile net loss to net
     cash used in operating activities:
      Depreciation and amortization:
        Amortization of debt issue costs  . . . . . . . . .              201                203
        Other depreciation and amortization   . . . . . . .            1,419              1,330
      Provision for losses on accounts receivable . . . . .              373                194
      Deferred taxes  . . . . . . . . . . . . . . . . . . .               -              (3,700)
      Changes in assets and liabilities:
        (Increase) decrease in:
          Accounts receivable, trade  . . . . . . . . . . .           (3,580)            (2,762)
          Inventories   . . . . . . . . . . . . . . . . . .           (6,131)            (2,526)
          Prepaid expenses  . . . . . . . . . . . . . . . .             (519)              (662)
          Other receivables   . . . . . . . . . . . . . . .              145                (66)
          Other assets  . . . . . . . . . . . . . . . . . .             (850)               (41)
        Increase (decrease) in:
          Accounts payable  . . . . . . . . . . . . . . . .           (1,124)               550
          Accrued liabilities   . . . . . . . . . . . . . .           (3,220)            (4,105)
          Customer deposits   . . . . . . . . . . . . . . .           (2,501)            (1,785)
                                                              --------------       ------------
              Net cash used in operating activities . . . .          (22,144)           (16,779)
                                                              --------------       ------------
Cash flows from investing activities:
    Capital expenditures  . . . . . . . . . . . . . . . . .             (726)              (552)
    Other   . . . . . . . . . . . . . . . . . . . . . . . .             (419)                 -
                                                              --------------       ------------
              Net cash used in investing activities . . . .           (1,145)              (552)
                                                              --------------       ------------
Cash flows from financing activities:
    Net borrowings under line-of-credit agreement   . . . .           22,800             17,200
    Proceeds from issuance of common stock  . . . . . . . .                -                 45
                                                              --------------       ------------
              Net cash provided by financing activities . .           22,800             17,245
                                                              --------------       ------------
Net increase (decrease) in cash   . . . . . . . . . . . . .             (489)               (86)
Cash, beginning . . . . . . . . . . . . . . . . . . . . . .            1,752              1,011
                                                              --------------       ------------
Cash, ending  . . . . . . . . . . . . . . . . . . . . . . .           $1,263               $925
                                                              ==============       ============

                                      See notes to condensed consolidated financial statements.

                     RIDDELL SPORTS INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of presentation

     The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. These statements are unaudited, and in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of the Company's consolidated financial position and the consolidated results of its operations and cash flows at March 31, 1999 and 1998 and for the periods then ended. Certain information and footnote disclosures made in the Company's last Annual Report on Form 10-K have been condensed or omitted for these interim statements. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1998 (the "Annual Report on Form 10-K"). Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected during the remainder of 1999.


2.   Earnings per share

     The Company's net loss per share amounts have been computed by dividing its net loss by the weighted average number of outstanding common shares. Diluted earnings per share for the three month periods ended March 31, 1999 and 1998 is equal to basic earnings per share as both periods had a net loss. Potentially dilutive securities, which include convertible debt, Common Stock options and warrants, were not dilutive due to the net losses incurred.


3.   Receivables

     Accounts receivable include unbilled shipments of approximately $1,504,000 and $1,678,000 at March 31, 1999 and December 31, 1998,
respectively.   It is the Company's policy to record revenues when the related goods have been shipped. Unbilled shipments represent receivables for shipments that have not been invoiced. These amounts relate principally to partial shipments to customers who are not invoiced until their order is shipped in its entirety or customers with orders containing other terms that require a deferral in the issuance of an invoice. Management believes that substantially all of these unbilled receivables will be invoiced within the current sales season.


4.   Inventories

      Inventories consist of the following:
         (In thousands)         March 31,    December 31,
                                   1999         1998
                                ---------     ---------
         Finished goods          $ 22,972     $  16,584
         Work-in-process            3,032         2,769
         Raw materials              8,890         9,410
                                ---------     ---------
                                 $ 34,894      $ 28,763
                                =========     =========

                     RIDDELL SPORTS INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

5.   Long Term Debt

     In April 1999, the Company entered into a revised credit facility with Bank of America National Trust and Savings Association. The revised credit facility replaces the Company's $35 million credit facility with NationsBank (an affiliate of Bank of America ) and NBD Bank. The revised credit facility consists of a line of credit in a principal amount not to exceed $48 million, expiring at the end of December 2003. Draws under the line of credit are limited under the terms of the related loan agreement to a percentage of certain receivables and inventory. The outstanding balance of the line accrues interest at a rate of LIBOR plus a margin of 2.25% on draws so designated by the Company, payable at the end of the applicable interest period but not less frequently than quarterly, and on other draws, payable monthly, at the higher of the bank's prime rate plus a margin of 0.75% or the Federal Funds rate plus 1.25%. The credit facility also calls for an unused line fee equal to an annual rate of 0.375% applied to the amount by which the lesser of $40 million and the then maximum revolving amount exceeds the average daily balance of outstanding borrowings under the line. After December 31, 1999 the margin of the interest rate over the related rates is subject to quarterly adjustment dependent on certain financial ratios. The interest rate margin can vary between 1.75% and 2.75% over LIBOR, 0.25% to 1.25% over the prime rate and 0.75% and 1.75% over the Federal Funds rate. The credit facility agreement contains certain covenants which, among other things, require the Company to meet certain ratio and net worth tests, restrict the level of additional indebtedness the Company may incur, limit payments of dividends, restrict the sale of assets and limit investments the Company may make. The credit facility also requires repayment of the principal amount upon the occurrence of certain changes in the control of the Company. The Company has pledged essentially all of its tangible assets as collateral for the credit facility.



6.   Litigation matters and contingencies

     At March 31, 1999, the Company was a defendant in 3 product liability suits relating to personal injuries allegedly related to the use of helmets manufactured or reconditioned by subsidiaries of the Company. The Company estimates that the uninsured portion of future costs and expenses related to these claims, and incurred but not reported claims, will amount to at least $3,900,000, and accordingly, a reserve in this amount is included in the Condensed Consolidated Balance Sheet at March 31, 1999 as part of accrued liabilities and other liabilities. These reserves are based on estimates of losses and defense costs anticipated to result from such claims, from within a range of potential outcomes, based on available information, including an analysis of historical data such as the rate of occurrence and the settlement amounts of past cases. However, due to the uncertainty involved with estimates, the ultimate outcome of these claims, or potential future claims, cannot presently be determined and actual results have at times varied substantially from earlier estimates and could do so in the future. Accordingly, there can be no assurance that the ultimate costs of such claims will fall within the established reserves.

                     RIDDELL SPORTS INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

7.   Supplemental cash flow information

     Cash paid for interest was $6,359,000 and $7,014,000 for the three month periods ended March 31, 1999 and 1998, respectively. Income tax payments, or refunds, were not significant for the three periods ended March 31, 1999 and 1998.

     During the three month period ended March 31, 1998 the Company issued shares of its Common Stock, valued at $128,000 based on quoted market values at the time of grant, to certain employees as consideration for compensation included in accrued liabilities at December 31, 1997.


8.    Segment information:

     Net revenues and income or loss from operations for the Company's three reportable segments are as follows:

                                    Three Months Ended
                                        March 31,
                                    --------------------
                                      1999       1998
                                     --------   --------
                                      (In thousands)
Net revenues:
 Institutional products
   and services                      $30,357    $27,153
 Retail products                       3,589      3,297
 Trademark Licensing                     313        529
                                     --------   --------
     Consolidated total              $34,259    $30,979
                                     ========   ========

Income (loss) from operations:
 Institutional products
   and services                     ($ 2,042)  ($ 2,936)
 Retail products                          47       (364)
 Trademark Licensing                     141        304
 Corporate and unallocated expenses     (855)      (753)
                                     --------   --------
     Consolidated total             ($ 2,709)  ($ 3,749)
                                     ========   ========

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Overview and seasonality

     Operations for the three month periods ended March 31, 1999 and 1998 resulted in net losses. The increase in the amount of the loss for the first quarter of 1999 was due to a difference in income taxes between the periods. While the results for the first quarter of 1998 included a tax benefit accrued for the period, no income tax benefit or expense was recorded for the first quarter of 1999.

     Operating results before interest and taxes for the first quarter of 1999 improved by $1.0 million or 28% from an operating loss of $3.7 for the first quarter of 1998 to an operating loss of $2.7 million for the first quarter of 1999. The improvement was due to increased revenues, higher gross margin rates and the impact of cost cutting measures implemented late in 1998. The improvement reversed a recent trend in which the Company has experienced increasingly larger first quarter losses, as the Company incurs relatively high levels of marketing and other costs in preparation of the upcoming selling season. The loss in the first quarter of 1999 was anticipated and is consistent with the seasonality of the Company's business. In recent years, operations have been most profitable in the second and third quarters, with the third quarter typically the strongest, and losses have been incurred in the first and fourth quarters. Factors influencing this seasonal pattern were discussed in the Company's last Annual Report on Form 10-K.


     Revenues

     Revenues for the three month period ended March 31, 1999 increased $3.3 million, or 11%, to $34.3 million in comparison to revenues of $31.0 million for the first quarter of 1998.

     Most of the revenue gains came from the Company's institutional segment where revenues increased 12%, or $3.2 million, to $30.4 million for the first quarter of 1999 from $27.2 million for the first quarter of 1998. While all institutional product lines showed increases over the year ago period, camp and event revenues showed the largest increases as a result of increased attendance at special events. The Company's revenues also increased as a result of the first sales of its new line of Umbro branded soccer products for the team channel.

     Revenues from the retail segment increased 9%, or $0.3 million, to $3.6 million for the three months ended March 31, 1999 from $3.3 million in the first quarter of 1998. The increase was principally due to increased volume of authentic licensed football helmets sold to retailers of sports collectibles.

     Revenue from trademark licensing declined to $0.3 million in the first quarter of 1999 from $0.5 million for the first quarter of 1998. The decline was anticipated and was due to the expiration of certain licenses.

     Gross Profit

     Gross profit for the three months ended March 31, 1999 increased to $13.8 million, a 15% increase over gross profit of $12.0 million for the three months ended March 31, 1998. Gross margins increased as a percentage of sales to 40.2% for the first quarter of 1999 from 38.6% for the first quarter of 1998. Margin rates improved as certain actions taken at the end of 1998 included steps which reduced first quarter overhead costs. The Company also benefitted from modest price increases. These improvements in margin rates were offset in part by a change in product mix as most of the Company's first quarter revenue growth occurred in product lines which have margin rates below the Company's overall average. Additionally, sales of the Company's new line of Umbro branded soccer products carried below average margin rates during the quarter due to start up expenses.


     Selling, General and Administrative Expenses

     Selling, general and administrative expenses declined as a percentage of revenues from 50.7% of revenues in the first quarter of 1998 to 48.1% of revenues for the three months ended March 31, 1999. The improvement is principally the result of cost cutting measures implemented at the end of 1998 and improved efficiencies resulting from the increase in revenues for the quarter.


     Interest Expense

     Interest expense for the first quarter of 1999 increased by $0.2 million to $3.6 million, a 9% increase over interest expense of $3.4 million for the first quarter of 1998. The increase is attributable to an increase in average indebtedness which was principally due to increased working capital demands related to the Company's new line of Umbro branded soccer products and volume growth in other product lines. Also, indebtedness at the beginning of 1999 was greater than at the beginning of 1998 due to calendar 1998 operations and investment activities.


     Income Taxes

     First quarter 1999 operating results included no income tax expense or credit while operations for the first quarter of 1998 included an income tax credit of $3.7 million which reduced that quarter's net loss by over 50%. Ultimately, results for the 1998 fiscal year were a net loss and no tax benefit was recognized for the year. No tax credit has been recorded for the first quarter of 1999 given the Company's existing net operating loss carryforwards.


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

       To finance these seasonal working capital demands, the Company maintains a credit facility consisting of a revolving line of credit. The outstanding balance on the credit facility follows the seasonal cycles described above, increasing during the early part of the operating cycle in the first and second quarters of each year and then decreasing from the third quarter and into the fourth quarter each year as collections are used to reduce the outstanding balance.

     At March 31, 1999 the outstanding balance under the credit facility was $27.2 million. This compares with outstanding balances of $4.4 million at December 31, 1998 and $17.2 million at March 31, 1999. The changes in the outstanding balance between December 31, 1998 and March 31, 1999 reflect the seasonal working capital patterns discussed above. The increase in outstanding borrowings between March 31, 1999 and March 31, 1998 reflect increased working capital demands due in large part to the Company's new line of Umbro branded soccer products and volume growth in other product lines. Also, indebtedness at the beginning of 1999 was greater than at the beginning of 1998.

     In April 1999, the Company entered into a revised credit facility with Bank of America National Trust and Savings Association. The revised credit facility matures at the end of December 2003 and provides for borrowings of up to $48 million depending on certain levels of receivables and inventories.
The revised credit facility replaces the Company's $35 million credit facility with NationsBank (an affiliate of Bank of America) and NBD Bank. The increase in the size of the credit facility was sought by the Company to provide working capital for new initiatives, especially the Company's new line of Umbro branded soccer products.

     The Company's current debt service obligations are significant and, accordingly, the ability of the Company to meet its debt service and other obligations will depend on its future performance and is subject to financial, economic and other factors, some of which are beyond the Company's control. Furthermore, due to the seasonality of working capital demands described above, year over year growth in the Company's business and working capital could lead to higher debt levels in future periods until the fall of each year when the majority of dated receivables are collected. The Company believes that operating cash flow together with funds available from its revised credit facility will be sufficient to fund its current debt service and seasonal and other current working capital requirements. However, many factors, including growth and expansion of the Company's business, could necessitate the need for increased lines of credit or other changes in credit facilities.


Year 2000 Issues

     The Company, like virtually all companies and organizations, is faced with addressing the Year 2000 issue which relates to the possibility that computer systems and embedded computer chips may not be able to properly process data which utilizes dates after December 31, 1999.

     The most significant Year 2000 issues facing the Company are associated with the computer information systems used to plan, operate and track its business. The Company has substantially completed the process of assessing which of its information systems are subject to potential Year 2000 problems. The status of corrective action being taken to minimize the impact of Year 2000 problems on each of the Company's four major computer information systems follows:

     Helmet manufacturing and Retail operations: Year 2000 issues are being addressed through a program to replace existing hardware and software. The new systems are certified as Year 2000 compliant by the vendor. The system replacement is part of a program, initiated in early 1997, to modernize this system. Thirty-three percent of the subsystems have been fully implemented and are now operational. Testing of parts of the remainder of the system has commenced and implementation of the remainder of the system is scheduled for completion in the summer of 1999.

     Institutional athletic product distribution and reconditioning operations: Existing system software was upgraded and modified to address Year 2000 issues. The process was completed in the fourth quarter of 1998 and the system was tested and certified by its vendor as Year 2000 compliant.

     Spirit products: Year 2000 issues are being addressed through corrective modifications of existing software. The program of corrections and Year 2000 testing of the system is scheduled for completion in the third quarter of 1999. The Company is also in the process of replacing the existing software with a new system as part of an overall upgrade of system capabilities. The new system is certified as Year 2000 compliant by the vendor. The Company is continuing its program of Year 2000 corrections to the existing software as the new system may not be fully implemented before Year 2000 issues would otherwise impact the existing system.

     Camps and events: Year 2000 issues have been addressed through corrective modifications of existing software. The process was completed early in the second quarter of 1999 and has been tested by the Company.

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

     The Company also faces Year 2000 issues with third parties. These third parties include customers who purchase the Company's retail products and suppliers of raw materials and finished goods, among others. The Company's institutional products and services are sold to a large number of schools and other customers, making it impractical to poll them in order to determine their Year 2000 readiness. Because this customer base is large, the potential of a negative impact may be lowered as none of these customers individually account for a material portion of the Company's revenues. Third parties also include airlines and air transportation systems. A disruption of domestic or foreign air travel systems, or fear of such a disruption among the Company's customers, could have a negative impact on the Company's special events, many of which occur at the end of the calendar year or shortly thereafter. The Company has had discussions with certain other key customers and vendors on this issue in order to assess the impact their Year 2000 problems might have on the Company and plan accordingly. However, the process of communications with key customers and vendors remains ongoing.

     Expense for Year 2000 remedial programs for the years ended December 31, 1997 and 1998 was $200,000 and $250,000, respectively. A similar level of annual expense is anticipated for 1999. The Company has also incurred capital expenditures for computer hardware and software related to the system replacements described above of approximately $150,000 and $800,000 for the
years ended December 31, 1997 and 1998, respectively.   These capital
expenditures include system upgrade and modernization aspects of the replacement programs, including costs related to the spirit products system upgrades discussed above. Approximately $650,000 of similar capital expenditures are anticipated for 1999.

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

     At present, the Company's Year 2000 efforts have been directed toward the goal of reducing or eliminating the potential for Year 2000 problems. The Company has established contingency plans for certain aspects of its Year 2000 readiness program, but has not established a broad based contingency plan that provides alternate procedures to back up each of its primary efforts. The Company does intend to develop contingency plans, as needed, as it continues to assesses its progress during the remainder of 1999.

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

Item 2.  Changes in Securities
          None

Item 3.  Defaults upon Senior Securities
          None

Item 4.  Submission of Matters to a Vote of Security Holders
          None

Item 5.  Other Information

     On May 5, 1999, the Company announced that by mutual agreement with its planned partners, that it would no longer seek to form a joint venture company for the Internet with Data Broadcasting Corporation and Dawntreader I LLP. At the same time the Company also announced that it would expand its existing web sites and develop new ones employing the strategies formulated in recent months.


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibit index:
          10.1 Amended And Restated Loan, Guaranty And Security Agreement dated as of April 20, 1999 among the financial institutions named therein, as the Lenders, Bank of America National Trust And Savings Association, as the Agent, Riddell Sports Inc., as the Parent Guarantor, Riddell, Inc. All American Sports Corporation Varsity Spirit Corporation And Varsity Spirit Fashions & Supplies, Inc. collectively, as the Borrower and all other subsidiaries of the Parent Guarantor, collectively, as the Subsidiary Guarantors

     27 Financial Data Schedule (submitted in electronic form to SEC only)

    (b)   Reports on Form 8-K
          None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        RIDDELL SPORTS INC.


     Date:     May 14, 1999             By   /s/ DAVID MAUER
                                             ------------------------
                                             David Mauer
                                             President and
                                             Chief Executive Officer




     Date:     May 14, 1999             By   /s/ DAVID GROELINGER
                                             ------------------------
                                             David Groelinger
                                             Executive Vice President and
                                             Chief Financial Officer


     Date:     May 14, 1999             By   /s/ LAWRENCE F. SIMON
                                             ------------------------
                                             Lawrence F. Simon
                                             Senior Vice President
                                             (Principal Accounting Officer)