Form 10-Q
period 1999-06-30
RIDDELL SPORTS INC
filed 1999-08-12
CIK 874786

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED JUNE 30, 1999


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


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
                 9,258,957 Common Shares as of August 12, 1999

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



SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

   This Report contains certain statements which are "forward looking" statements under the federal securities laws that are based on the beliefs of management as well as assumptions made by and information currently available to management. Forward looking statements appear in Note 6 of Notes to Condensed Consolidated Financial Statements and throughout Item 2 of Part I, "Management's Discussion and Analysis of Financial Condition and Results of Operations" concerning the Company's determination of product liability reserves and tax estimates, the seasonal patterns of working capital, revenue and operating results in its business and estimated cost and timing of Year 2000 readiness programs and possible risks related thereto. Certain factors could cause actual results to differ materially from those in the forward-looking statements including without limitation, (i) continuation of historical patterns of demand for the Company's products and the Company's ability to meet the demand; (ii) actions by competitors, including without limitation new product introductions; (iii) the loss of domestic or foreign suppliers; (iv) changes in business strategy or new product lines and the Company's ability to successfully implement these; (v) the outcome of pending product liability claims and potential future claims; (vi) the Company's ability to accurately assess and successfully remedy Year 2000 issues within the time frame anticipated by management and within the estimated costs; (vii) the ability of third parties with whom the Company has material relationships to remedy their Year 2000 issues on a timely basis; (viii) the Company's ability to estimate future tax charges and benefits; and (ix) changes in interest rates and general economic conditions. The Company does not intend to update these forward looking statements.

 Part 1.   FINANCIAL INFORMATION; Item 1.  FINANCIAL STATEMENTS

                                                 RIDDELL SPORTS INC. AND SUBSIDIARIES
                                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                                              (Unaudited)
                                                            (In thousands)
                                                                               June 30,       December 31,
                                                                                 1999             1998
                                                                             ------------     ------------
                                                                ASSETS
Current assets:
  Cash      . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  1,598         $  1,752
  Accounts receivable, trade, less allowance for doubtful
    accounts ($1,424 and $1,302 respectively) (Note 3)  . . . . . . . . .          59,300           28,016
  Inventories (Note 4)  . . . . . . . . . . . . . . . . . . . . . . . . .          38,265           28,763
  Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . .           7,618            6,493
  Other receivables   . . . . . . . . . . . . . . . . . . . . . . . . . .           1,614            1,644
  Deferred taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,253            1,253
                                                                             ------------     ------------
           Total current assets . . . . . . . . . . . . . . . . . . . . .         109,648           67,921
Property, plant and equipment, less accumulated
  depreciation ($8,421 and $7,213 respectively)   . . . . . . . . . . . .           8,159            7,871
Intangibles and deferred charges, less accumulated
  amortization ($15,877 and $13,858 respectively)   . . . . . . . . . . .         107,667          108,735
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,523            1,684
                                                                             ------------     ------------
                                                                                $ 227,997        $ 186,211
                                                                             ============     ============

                                                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  17,000        $  12,744
  Accrued liabilities   . . . . . . . . . . . . . . . . . . . . . . . . .          13,124           11,253
  Customer deposits   . . . . . . . . . . . . . . . . . . . . . . . . . .          10,345            5,961
                                                                             ------------     ------------
           Total current liabilities  . . . . . . . . . . . . . . . . . .          40,469           29,958
Long-term debt (Note 5) . . . . . . . . . . . . . . . . . . . . . . . . .         159,465          126,900
Deferred taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             348              348
Other Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,254            3,554
Contingent liabilities (Note 6) . . . . . . . . . . . . . . . . . . . . .              -                -

Stockholders' equity
  Preferred stock   . . . . . . . . . . . . . . . . . . . . . . . . . . .              -                -
  Common stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              93               93
  Additional paid in capital  . . . . . . . . . . . . . . . . . . . . . .          36,849           36,849
  Accumulated deficit   . . . . . . . . . . . . . . . . . . . . . . . . .         (12,481)         (11,491)
                                                                             ------------     ------------
                                                                                   24,461           25,451
                                                                             ------------     ------------
                                                                                $ 227,997        $ 186,211
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

                                                 RIDDELL SPORTS INC. AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                              (Unaudited)
                                               (In thousands, except per share amounts)

                                                     Three Months Ended               Six Months Ended
                                                          June 30,                        June 30,
                                                ---------------------------     ---------------------------
                                                    1999           1998             1999           1998
                                                 -----------    -----------    ------------    -----------
Net revenues:
   Net sales, products and reconditioning   .      $ 52,701       $ 46,988         $ 76,514       $ 68,815
   Camps and events   . . . . . . . . . . . .        12,540         11,489           22,673         20,112
   Royalty income   . . . . . . . . . . . . .           285            531              598          1,060
                                                 -----------    -----------    ------------    -----------
                                                     65,526         59,008           99,785         89,987
                                                 -----------    -----------    ------------    -----------

Cost of revenues:
   Products and reconditioning  . . . . . . .        28,280         25,886           42,384         39,315
   Camps and events   . . . . . . . . . . . .         9,149          8,641           15,531         14,222
                                                 -----------    -----------    ------------    -----------
Cost of revenues  . . . . . . . . . . . . . .        37,429         34,527           57,915         53,537
                                                 -----------    -----------    ------------    -----------
Gross profit  . . . . . . . . . . . . . . . .        28,097         24,481           41,870         36,450
Selling, general and
  administrative expenses . . . . . . . . . .        18,633         16,516           35,115         32,234
                                                 -----------    -----------    ------------    -----------
Income from operations  . . . . . . . . . . .         9,464          7,965            6,755          4,216
Interest expense  . . . . . . . . . . . . . .         4,097          3,971            7,745          7,331
                                                 -----------    -----------    ------------    -----------
Income (loss) before taxes  . . . . . . . . .         5,367          3,994             (990)        (3,115)
Income taxes (benefit)  . . . . . . . . . . .            -           1,830               -          (1,870)
                                                 -----------    -----------    ------------    -----------
Net income (loss) . . . . . . . . . . . . . .        $5,367         $2,164            ($990)       ($1,245)
                                                 ===========    ===========    ============    ===========

Net earnings (loss) per share :
       Basic  . . . . . . . . . . . . . . . .         $0.58          $0.24           ($0.11)        ($0.14)
       Diluted  . . . . . . . . . . . . . . .         $0.51          $0.20           ($0.11)        ($0.14)

Weighted average number common and
  common equivalent shares outstanding:
       Basic  . . . . . . . . . . . . . . . .         9,259          9,128            9,259          9,116
       Diluted  . . . . . . . . . . . . . . .        10,754         11,225            9,259          9,116


                                       See notes to condensed consolidated financial statements.

                                                 RIDDELL SPORTS INC. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                              (Unaudited)
                                                            (In thousands)

                                                                                 Retained
                                           Common Stock        Additional        earnings           Total
                                     ---------------------       paid in       (Accumulated     Stockholders'
                                      Shares       Amount        capital          deficit)         equity
                                    ----------   ---------     ------------    ------------    --------------

For the six months ended June 30, 1998:

  Balance, January 1, 1998  . . . .      9,079       $ 91          $ 36,386        ($ 4,352)         $ 32,125
    Issuance of common stock upon
       exercise of stock options  .         27         -                 59              -                 59
    Stock issued to employees   . .         27         -                128              -                128
    Net loss for the period   . . .         -          -                 -           (1,245)           (1,245)
                                    ----------   ---------     ------------    ------------    --------------
  Balance, June 30, 1998  . . . . .      9,133       $ 91          $ 36,573        ($ 5,597)         $ 31,067
                                    ==========   =========     ============    ============    ==============


For the six months ended June 30, 1999:

  Balance, January 1, 1999    . . .      9,259       $ 93          $ 36,849       ($ 11,491)         $ 25,451
    Net loss for the period   . . .         -          -                 -             (990)             (990)
                                    ----------   ---------     ------------    ------------    --------------
  Balance, June 30, 1999  . . . . .      9,259       $ 93          $ 36,849       ($ 12,481)         $ 24,461
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

                                                 RIDDELL SPORTS INC. AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (Unaudited)
                                                            (In thousands)

                                                        Three Months Ended               Six Months Ended
                                                             June 30,                        June 30,
                                                   ---------------------------    ---------------------------
                                                       1999           1998             1999           1998
                                                     -----------    -----------    ------------   -----------
Cash flows from operating activities:
   Net income (loss)  . . . . . . . . . . . . . .        $5,367         $2,164           ($ 990)    ($ 1,245)
   Adjustments to reconcile net income (loss)
     to net cash used in operating activities:
     Depreciation and amortization:
       Amortization of debt issue costs   . . . .           209            204              410          407
       Other depreciation and amortization  . . .         1,398          1,407            2,817        2,737
     Provision for losses on accounts receivable             68            176              441          370
     Deferred taxes   . . . . . . . . . . . . . .            -           1,830               -        (1,870)
     Changes in assets and liabilities:
       (Increase) decrease in:
          Accounts receivable, trade  . . . . . .       (28,145)       (26,556)         (31,725)     (29,318)
          Inventories . . . . . . . . . . . . . .        (3,371)        (1,654)          (9,502)      (4,180)
          Prepaid expenses  . . . . . . . . . . .          (606)           (68)          (1,125)        (730)
          Other receivables . . . . . . . . . . .          (115)           (70)              30         (136)
          Other assets  . . . . . . . . . . . . .            11            (23)            (839)         (64)
       Increase (decrease) in:
          Accounts payable  . . . . . . . . . . .         5,380          7,149            4,256        7,699
          Accrued liabilities . . . . . . . . . .         5,091          4,050            1,871          (55)
          Customer deposits . . . . . . . . . . .         6,885          7,666            4,384        5,881
          Other liabilities . . . . . . . . . . .          (300)            -              (300)          -
                                                     -----------    -----------    ------------   -----------
            Net cash used in operating activities        (8,128)        (3,725)         (30,272)     (20,504)
                                                     -----------    -----------    ------------   -----------

Cash flows from investing activities:
   Capital expenditures   . . . . . . . . . . . .          (770)          (468)          (1,496)      (1,020)
   Other      . . . . . . . . . . . . . . . . . .            -              -              (419)          -
                                                     -----------    -----------    ------------   -----------
           Net cash used in investing activities           (770)          (468)          (1,915)      (1,020)
                                                     -----------    -----------    ------------   -----------

Cash flows from financing activities:
   Net borrowings under line-of-credit agreement          9,765          4,800           32,565       22,000
   Debt issue costs   . . . . . . . . . . . . . .          (532)            -              (532)          -
   Proceeds from issuance of common stock   . . .            -              14               -            59
                                                     -----------    -----------    ------------   -----------
          Net cash provided by financing activities       9,233          4,814           32,033       22,059
                                                     -----------    -----------    ------------   -----------

Net increase (decrease) in cash   . . . . . . . .           335            621             (154)         535
Cash, beginning . . . . . . . . . . . . . . . . .         1,263            925            1,752        1,011
                                                     -----------    -----------    ------------   -----------
Cash, end     . . . . . . . . . . . . . . . . . .        $1,598         $1,546           $1,598       $1,546
                                                     ===========    ===========    ============   ===========

                                       See notes to condensed consolidated financial statements.

                      RIDDELL SPORTS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of presentation

     The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. These statements are unaudited, and in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company's consolidated financial position and the consolidated results of its operations and cash flows at June 30, 1999 and 1998 and for the periods then ended. Certain information and footnote disclosures made in the last Annual Report on Form 10-K have been condensed or omitted for these interim statements. Accordingly, these condensed consolidated financial statements should be read in conjunction with the December 31, 1998 Annual Report on Form 10-K. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected during the remainder of 1999.

     Operating results for the second quarter and six-month period ending June 30, 1999 included no income tax expense or credit because of the Company's existing net operating loss carryforwards. For the second quarter of 1998, operations included an income tax expense of $1,830,000 and for the first six months of 1998 operations included an income tax credit of $1,870,000 which reduced the loss for the six months ended June 30, 1998. Ultimately, results for the 1998 fiscal year were a net loss and no tax benefit was recognized for the year.

2.   Earnings per share

     The Company's basic earnings (loss) per share amounts have been computed by dividing earnings (loss) by the weighted average number of outstanding common shares. Diluted earnings (loss) per share is computed by adjusting earnings for effect of the assumed conversion of dilutive securities and dividing the result by the weighted average number of common shares and common equivalent shares relating to dilutive securities. A reconciliation between the numerators and denominators for these calculations follows:

                                                               Three months ended       Six months ended
                                                                     June 30,                June 30,
                                                              --------------------    --------------------
                                                                 1999        1998       1999        1998
                                                              ---------   --------    --------    --------
                                                                               (In thousands)
  Earnings (loss) - numerator:
    Net income (loss)                                          $ 5,367      $2,164      ($ 990)   ($1,245)
    Effect of assumed conversion of convertible debt,
      when dilutive, - interest savings net of tax                 105          57          -          -
                                                              ---------   --------    --------    --------
             Numerator for diluted per share computation       $ 5,472      $2,221      ($ 990)   ($1,245)
                                                              =========   ========    ========    ========

  Shares - denominator:
    Weighted average number of outstanding common shares         9,259       9,128       9,259      9,116
    Weighted average common equivalent shares:
      Options and warrants, assumed exercise of
         dilutive options and warrants, net of treasury shares
         which could have been purchased from the proceeds of
         the assumed exercise based on average market prices       100         702          -          -
      Convertible debt, assumed conversion when dilutive         1,395       1,395          -          -
                                                              ---------   --------    --------    --------
             Denominator for diluted per share computation      10,754      11,225       9,259      9,116
                                                              =========   ========    ========    ========

                          RIDDELL SPORTS INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

     For the six-month periods ended June 30, 1999 and 1998 potentially dilutive securities, which include convertible debt, Common Stock options and warrants, were not dilutive due to the net losses incurred and were excluded from the computation of diluted earnings per share.

3.   Receivables

     It is the Company's policy to record revenues when goods have been shipped. Accounts receivable include unbilled shipments of approximately $12,769,000 and $1,678,000 at June 30, 1999 and December 31, 1998,
respectively.   Unbilled shipments represent receivables for shipments that have not been invoiced. These amounts relate principally to partial shipments to customers who are not invoiced until their order is shipped in its entirety or customers with orders containing other terms that require a deferral in the issuance of an invoice. Management believes that substantially all of these unbilled receivables will be invoiced within the current sales season.

4.   Inventories

      Inventories consist of the following:
         (In thousands)          June 30,      December 31,
                                   1999            1998
                                ---------       ----------
         Finished goods           $24,895          $16,584
         Work-in-process            2,562            2,769
         Raw materials             10,808            9,410
                                ---------       ----------
                                 $ 38,265         $ 28,763
                                =========       ==========

5. Long Term Debt

   In April 1999, the Company entered into a revised credit facility with Bank of America National Trust and Savings Association. The revised credit facility replaces the Company's $35 million credit facility with NationsBank (now named Bank of America ) and NBD Bank who subsequently became a participant in the revised facility. The revised credit facility consists of a line of credit in a principal amount not to exceed $48 million, expiring at the end of December 2003. Draws under the line of credit are limited to a percentage of certain receivables and inventory. The outstanding balance of the line accrues interest at a rate of LIBOR plus a margin of 2.25% on draws so designated by the Company, payable at the end of the applicable interest period, but not less frequently than quarterly, and on other draws at the higher of the bank's prime rate plus a margin of 0.75% or the Federal Funds rate plus 1.25%, payable monthly. The credit facility also calls for an unused line fee equal to an annual rate of 0.375% applied to the amount by which the lesser of $40 million and the then maximum revolving amount exceeds the average daily balance of outstanding borrowings under the line. After December 31, 1999 the margin of the interest rate over the related rates is subject to quarterly adjustment dependent on certain financial ratios. The interest rate margin can vary between 1.75% and 2.75% over LIBOR, 0.25% to 1.25% over the prime rate and 0.75% and 1.75% over the Federal Funds rate. The credit facility agreement contains certain covenants which, among other things, require the Company to meet certain financial ratio and net worth tests, restrict the level of additional indebtedness the Company may incur, limit payments of dividends, restrict the sale of assets and limit investments the Company may make. The credit facility also requires repayment of the principal amount upon the occurrence of a change in the control, as defined, of the Company. The Company has pledged essentially all of its tangible assets as collateral for the credit facility.

                      RIDDELL SPORTS INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

 6.   Litigation matters and contingencies

   At June 30, 1999, the Company was a defendant in 4 product liability suits relating to personal injuries allegedly related to the use of helmets manufactured or reconditioned by subsidiaries of the Company. The Company estimates that the uninsured portion of future costs and expenses related to these claims and incurred but not reported claims will amount to at least $3,700,000, and accordingly, a reserve in this amount is included in the Condensed Consolidated Balance Sheet at June 30, 1999 as part of accrued liabilities and other liabilities. These reserves are based on estimates of losses and defense costs not covered by insurance that are anticipated to result from such claims, from within a range of potential outcomes, based on available information, including an analysis of historical data such as the rate of occurrence and the settlement amounts of past cases. However, due to the uncertainty involved with estimates, the ultimate outcome of these claims, or potential future claims, cannot presently be determined and actual results on certain claims have at times varied substantially from earlier estimates and could do so in the future. Accordingly, there can be no assurance that the ultimate costs of such claims will fall within the established reserves.

7. Supplemental cash flow information

   Cash paid for interest was $6,968,000 and $7,630,000 for the six-month periods ended June 30, 1999 and 1998, respectively. Income tax payments, or refunds, were not significant for the periods ended June 30, 1999 and 1998.

   During the six-month period ended June 30, 1998 the Company issued shares of its Common Stock, valued at $128,000 based on quoted market values at the time of grant, to certain employees as consideration for compensation included in accrued liabilities at December 31, 1997.


8. Segment information:

   Net revenues and income or loss from operations for the Company's three reportable segments are as follows:

<CAPTIONS>
                                                     Three Months Ended               Six Months Ended
                                                          June 30,                        June 30,
                                                ---------------------------     ---------------------------
                                                    1999           1998             1999           1998
                                                 -----------    -----------    ------------    -----------
                                                                       (In thousands)
Net revenues:
   Institutional products and services  . . .        $61,782       $54,341          $92,139        $81,494
   Retail products  . . . . . . . . . . . . .          3,459         4,136            7,048          7,433
   Trademark licensing  . . . . . . . . . . .            285           531              598          1,060
                                                 -----------    -----------    ------------    -----------
       Consolidated total   . . . . . . . . .        $65,526       $59,008          $99,785        $89,987
                                                 ===========    ===========    ============    ===========
Income (loss) from operations:
   Institutional products and services  . . .        $10,244       $ 8,500          $ 8,202        $ 5,564
   Retail products  . . . . . . . . . . . . .            (30)          235               17           (129)
   Trademark licensing  . . . . . . . . . . .             98           302              239            606
   Corporate and unallocated expenses   . . .           (848)       (1,072)          (1,703)        (1,825)
                                                 -----------    -----------    ------------    -----------
       Consolidated total   . . . . . . . . .        $ 9,464        $7,965          $ 6,755         $4,216
                                                 ===========    ===========    ============    ===========

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Overview and seasonality

     Operations for the three-month period ended June 30, 1999 resulted in net income of $5.4 million, or $0.51 per share on a diluted basis, in comparison to net income of $2.2 million or $0.20 per share on a diluted basis for the second
quarter of 1998.    While the results for the 1998 second quarter and year to
date period included the impact of taxes accrued in the periods, no income tax benefit or expense was recorded for the 1999 periods.

     Income before taxes for the second quarter of 1999 increased by 34%, or $1.4 million, to $5.4 million in comparison to $4.0 million for the second quarter of 1998. For the six-month period the loss before taxes decreased $2.1 million to $1.0 million, a 68% improvement in comparison to the $3.1 million loss before taxes for the 1998 year to date period. The improvements were due to increased revenues, higher gross margin rates and the impact of cost cutting measures implemented late in 1998.

     The second quarter profits for both 1999 and 1998 were offset by losses earlier in the year resulting in a net loss of $1.0 million for the first half of 1999 and a net loss of $1.2 million for the first half of 1998. The first half loss, while lower than in previous years, was anticipated and is consistent with the seasonality of the Company's business. In recent years, operations have been most profitable in the second and third quarters, with the third quarter typically the strongest, and losses have been incurred in the first and fourth quarters. Factors influencing this seasonal pattern were discussed in the Company's 1998 Annual Report on Form 10-K.


     Revenues

     Revenues for the three-month period ended June 30, 1999 increased 11%, or $6.5 million, to $65.5 million from $59.0 million for the second quarter of 1998. For the six-month period ended June 30, 1999 revenues also increased 11%, or $9.8 million, to $99.8 million from $90.0 million for the first half of 1998.

     The revenue gains in both periods came from the Company's institutional segment where sales increased 14%, or $7.5 million, to $61.8 million for the second quarter of 1999 from $54.3 million for the second quarter of 1998. For the six-month period, institutional revenues increased 13%, or $10.6 million, to $92.1 million for the first half of 1999 from $81.5 million for the first half of 1998. All institutional product lines showed sales increases over the year ago periods. Both volume growth and generally higher prices contributed to the increases. Revenues also benefitted from first year sales of the Company's new line of Umbro-branded soccer products and its new line of athletic game uniforms, primarily for football. These two new product lines generated nearly one-third of the incremental revenues for the both the quarter and year to date period.

     Revenues from the retail segment in 1999 totaled $3.5 million for the second quarter and $7.0 million for the six months, down $0.6 million and $0.4
million, respectively.   The declines were anticipated and are principally the
result of a decrease in the volume of youth football equipment sold to retailers because the Company is shifting its emphasis on youth football equipment sales to the direct sales force within its institutional segment. While sales of sports collectible products also decreased in the second quarter of 1999 in comparison to the year ago period, year-to-date sales of these products remain above 1998 levels.

     Revenues from trademark licensing declined to $0.3 million in the second quarter of 1999 from $0.5 million for the second quarter of 1998. For the six-month period royalty revenues declined to $0.6 million for the six-month period of 1999 from $1.0 million for the 1998 period. The decline was anticipated due to the expiration of certain licenses.


     Gross Profit

     Gross profit for the second quarter of 1999 increased by 15% to $28.1 million from $24.5 million for the 1998 quarter, and 15% for the six-month
period to $41.9 million in 1999 from $36.5 million in 1998.   Gross margins
increased by 1.4 points as a percentage of revenues to 42.9% for the second quarter of 1999 from 41.5% for the second quarter of 1998. For the six-month period, gross margin rates increased by 1.5 points to 42.0% for the first
half of 1999 from 40.5% for the first half of 1998.   Margin rates improved as
a result of modest increases in selling prices, favorable negotiations with vendors and contractors and certain other actions taken at the end of 1998 which also reduced costs for 1999. These improvements were offset, in part, by a change in product mix as a portion of the Company's revenue growth occurred in product lines which have margin rates below the Company's overall average.


     Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased as a percentage of revenues for the second quarter of 1999, but were lower than 1998 levels for the six-month period ended June 30, 1999.

     Selling, general and administrative expenses for the second quarter of 1999 increased to 28.4% of revenues from 28.0% of revenues for the second quarter of 1998. For the six-month period ended June 30, 1999, selling, general and administrative expenses decreased as a percentage of revenues to 35.2% this year from 35.8% last year. The year-to-date improvement is principally the result of cost savings initiatives implemented at the end of 1998 and improved absorption of the relatively fixed portions of selling, general and administrative expenses resulting from the increase in revenues for the six-month period.


     Interest Expense

     Interest expense increased by $0.1 million to $4.1 million for the second quarter of 1999 from $4.0 million for the second quarter of 1998. For the six-month period ended June 30, 1999, interest expense increased by $0.4 million to $7.7 million from $7.3 million for the first six months of 1998. The increase is attributable to an increase in average indebtedness which was principally due to higher indebtedness at the beginning of 1999 than at the beginning of 1998 and increased working capital demands related to the Company's new line of Umbro-branded soccer products and volume growth in other product lines.


     Income Taxes

     Operating results for the second quarter and first six months of 1999 included no income tax expense or credit because of the Company's existing net operating loss carryforwards.

     For the second quarter of 1998, operations included an income tax expense of $1.8 million, and for the first six months of 1998 operations included an income tax credit of $1.9 million which reduced the loss for the six months ended June 30, 1998 by over 50%, or $0.20 per share. Ultimately, results for the 1998 fiscal year were a net loss and no tax benefit was recognized for the year.


Liquidity and Capital Resources

     The seasonality of the Company's working capital needs is primarily impacted by three factors. First, a significant portion of the Company's products in its institutional segment are sold throughout the year on dated-payment terms, with the related receivables becoming due when the school year begins during the following July to October period. Second, the Company incurs costs relating to its camp business, which is mostly conducted and paid for during the summer, from the fourth quarter and into the second quarter as it prepares for the upcoming camp season, while the revenues relating to camps are mostly collected in the June to August period. Lastly, the Company's debt structure impacts working capital demands as the semi-annual interest payments on its $115 million of 10.5% Senior Notes come due in January and July.

       To finance these seasonal working capital demands, the Company maintains a credit facility in the form of a revolving line of credit. The outstanding balance on the credit facility follows the seasonal cycles described above, increasing during the early part of the operating cycle in the first and second quarters of each year and then decreasing from the third quarter and into the fourth quarter as collections are used to reduce the outstanding balance.

     At June 30, 1999 the outstanding balance under the credit facility was $37.0 million. This compares with outstanding balances of $4.4 million at December 31, 1998 and $22.0 million at June 30, 1998. The change in the outstanding balance between December 31, 1998 and June 30, 1999 reflects the seasonal working capital pattern presented above, while the increase in outstanding borrowings between June 30, 1999 and June 30, 1998 reflects the factors discussed above in the paragraph on interest expense.

     In April 1999, the Company entered into a revised credit facility with Bank of America National Trust and Savings Association. The revised credit facility matures at the end of December 2003 and provides for borrowings of up to $48 million depending on certain levels of receivables and inventories. The revised credit facility replaces the Company's $35 million credit facility with NationsBank, now named Bank of America, and NBD Bank, which is also a participant in the new facility. The increased size of the credit facility was sought by the Company to provide working capital for new initiatives, especially the Company's new line of Umbro- branded soccer products.

     The Company's current debt service obligations are significant and, accordingly, the ability of the Company to meet its debt service and other obligations will depend on its future performance and is subject to financial, economic and other factors, some of which are beyond the Company's control. Furthermore, due to the seasonality of working capital demands described above, year over year growth in the Company's business and working capital could lead to higher debt levels in future periods. The Company believes that operating cash flow together with funds available from its revised credit facility will be sufficient to fund its current debt service, seasonal and other current working capital requirements. However, many factors, including growth and expansion of the Company's business, could necessitate the need for increased lines of credit or other changes in its credit facilities in the future.

 Year 2000 Issues

     The Company, like virtually all companies and organizations, is faced with addressing the Year 2000 issue which relates to the possibility that computer systems and computer chips embedded in equipment may not be able to properly process data utilizing dates after December 31, 1999.

     The most significant Year 2000 issues facing the Company are associated with the computer information systems used to plan, operate and track its business. The Company has substantially completed the process of assessing which of its information systems are subject to potential Year 2000 problems, and the status of corrective actions being taken to minimize the potential impact of Year 2000 problems on each of the Company's four major computer information systems follows:

     Helmet manufacturing and Retail operations: Year 2000 issues have been addressed by replacing hardware and software with new systems certified as Year 2000 compliant by the vendor. The system replacement is part of a modernization effort that was initiated in early 1997 and was substantially completed in July 1999. The old system is still being utilized for a limited set of functions that are scheduled to be phased over to the new system in the fall of 1999.

     Institutional athletic product distribution and Reconditioning operations:
Existing system software was upgraded and modified to address Year 2000 issues. The process was completed in the fourth quarter of 1998, and the system has been tested and certified by its vendor as Year 2000 compliant.

     Spirit products: Year 2000 issues are being met through corrective modifications of existing software. The program of corrections and Year 2000 testing of the system is approximately 50% complete with the remainder scheduled for completion in the third quarter of 1999. At the same time, the Company is also in the process of replacing the existing software with a new system, that is certified as Year 2000 compliant by the vendor, as part of an overall upgrade of system capabilities, but the Company is continuing its program of Year 2000 corrections to the existing software as the new system may not be fully implemented before Year 2000 issues would otherwise impact the existing system.

     Camps and events: Year 2000 issues have been satisfied through corrective modifications of existing software. The process was completed early in the second quarter of 1999 and has been tested by the Company.

     The Company has other minor systems for which Year 2000 corrective action is in various stages of completion.

     The Company also faces Year 2000 problems relating to embedded computer chips which control equipment used in its business, such as telephone equipment and a limited amount of machinery. The Company has completed assessments of equipment considered most susceptible to Year 2000 issues and repair or replacement has been arranged for equipment found to have Year 2000 problems. The process of assessing the remaining equipment is ongoing.

     The Company also faces potential Year 2000 issues with third parties. These third parties include customers who purchase the Company's institutional and retail products and suppliers of raw materials and finished goods, among others. Because the Company's institutional products and services are sold to a large number of schools and other customers, it is impractical to poll them all in order to determine their Year 2000 readiness. However, because this customer base is large, the potential of a negative impact on the Company may be lowered as none of these customers individually account for a material portion of the Company's revenues. Third parties also include airlines and air transportation systems. A disruption of domestic or foreign air travel systems, or fear of such a disruption among the Company's customers, could have a negative impact on the Company's special events, many of which occur at the end of the calendar year or shortly thereafter. The Company has had discussions with certain other key customers and vendors in order to assess the potential impact that their Year 2000 problems might have on the Company. However, the process of communications with key customers and vendors and planning for the impact of any problems arising from their systems are ongoing.

     Expense for Year 2000 remedial programs for the years ended December 31, 1997 and 1998 was $200,000 and $250,000, respectively, and a similar level of expense is anticipated for 1999. The Company has also incurred capital expenditures for computer hardware and software related to the system replacements described above, of approximately $150,000 and $800,000 for the
years ended December 31, 1997 and 1998, respectively.   These capital
expenditures include all of the system upgrade and modernization aspects of the replacement programs discussed above. Approximately $650,000 of similar capital expenditures are anticipated for 1999.

     The Company's remedial actions are intended to reduce the possibility of a disruption of the Company's business due to Year 2000 issues. While the Company believes these actions will be successful, the issues involved are full of complexities and uncertainties, so there can be no assurance that a disruption of its business will not occur. If a material disruption of the Company's business were to occur, it could have a material adverse impact on the Company's results of operations, liquidity and financial condition.

     At present, the Company's Year 2000 efforts have been directed toward the goal of reducing or eliminating the potential for Year 2000 problems. The Company has established contingency plans for certain aspects of its Year 2000 readiness program, but has not established a broad-based contingency plan that provides alternate procedures to back up each of its primary efforts. The Company intends to develop contingency plans, as needed, as it continues to assess its progress.

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

Item 2.  Changes in Securities
          None

Item 3.  Defaults upon Senior Securities
          None

Item 4.  Submission of Matters to a Vote of Security Holders

     On May 20, 1999 the Company held its Annual Meeting of Stockholders. At the Meeting the stockholders elected the following individuals to serve as members of the Board of Directors until the next annual meeting of stockholders or until their earlier removal or resignation:
                                                                    Broker
                                     For     Against  Abstentions   Non Votes
                                 ----------  -------  -----------  ---------
     Don R. Kornstein             8,060,625   36,175         none   none
     David M. Mauer               8,060,625   36,175         none   none
     John McConnaughy, Jr.        8,060,625   36,175         none   none
     Robert E. Nederlander        8,060,625   36,175         none   none
     Glenn E. "Bo" Schembechler   8,060,613   36,187         none   none
     Leonard Toboroff             8,060,625   36,175         none   none
     Jeffrey G. Webb              8,060,625   36,175         none   none
     Arthur N. Seessel III        8,060,625   36,175         none   none

     The stockholders also voted to ratify the appointment of Grant Thornton LLP as its independent certified public accountants for the year ending December 31, 1999. The voting for this proposition was 8,054,074 in favor; 39,422 against; 3,304 abstentions and no broker nonvotes.


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


                                        RIDDELL SPORTS INC.


     Date:     August 12, 1999          By   /s/ DAVID MAUER
                                             -----------------------------
                                             David Mauer
                                             President and
                                             Chief Executive Officer




     Date:     August 12, 1999          By   /s/ DAVID GROELINGER
                                             -----------------------------
                                             David Groelinger
                                             Executive Vice President and
                                             Chief Financial Officer


     Date:     August 12, 1999          By   /s/ LAWRENCE F. SIMON
                                             -----------------------------
                                             Lawrence F. Simon
                                             Senior Vice President
                                             (Principal Accounting Officer)