Form 10-Q
period 1999-09-30
RIDDELL SPORTS INC
filed 1999-11-12
CIK 874786

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTER ENDED SEPTEMBER  30, 1999


                        Commission file number: 0-19298


                              RIDDELL SPORTS INC.
             (Exact name of registrant as specified in its charter)


              DELAWARE                               22-2890400
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


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
                9,263,957 Common Shares as of November 12, 1999

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

Part 1.    FINANCIAL INFORMATION; Item 1.  FINANCIAL STATEMENTS

                                                 RIDDELL SPORTS INC. AND SUBSIDIARIES
                                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                                              (Unaudited)
                                                            (In thousands)


                                                                September 30,   December 31,    September 30,
                                                                    1999            1998            1998
                                                                ------------    ------------    ------------
                                                                ASSETS
Current assets:
  Cash      . . . . . . . . . . . . . . . . . . . . . . . . .          $  368       $  1,752         $ 2,824
  Accounts receivable, trade, less allowance for doubtful
    accounts ($1,619, $1,302 and $933 respectively) (Note 3)          56,064          28,016          48,761
  Inventories (Note 4)  . . . . . . . . . . . . . . . . . . .         30,356          28,763          24.608
  Prepaid expenses  . . . . . . . . . . . . . . . . . . . . .          4,435           6,493           4.393
  Other receivables   . . . . . . . . . . . . . . . . . . . .          1,612           1,644           1,790
  Deferred taxes  . . . . . . . . . . . . . . . . . . . . . .            271           1,253           1,358
                                                                ------------    ------------    ------------
           Total current assets . . . . . . . . . . . . . . .         93,106          67,921          83,734
Property, plant and equipment, less accumulated
  depreciation ($9,086, $7,213 and $6,532 respectively)   . .          8,095           7,871           7,548
Intangibles and deferred charges, less accumulated
  amortization ($16,903, $13,858 and $16,331 respectively)  .         106,674        108,735         109,035
Other assets  . . . . . . . . . . . . . . . . . . . . . . . .          2,425           1,684           1,625
                                                                ------------    ------------    ------------
                                                                   $ 210,300       $ 186,211       $ 201,942
                                                                ============    ============    ============


                                                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable  . . . . . . . . . . . . . . . . . . . . .       $ 14,224       $  12,744        $ 12,432
  Accrued liabilities   . . . . . . . . . . . . . . . . . . .         10,876          11,253           9,016
  Customer deposits   . . . . . . . . . . . . . . . . . . . .          2,896           5,961           2,652
                                                                ------------    ------------    ------------
           Total current liabilities  . . . . . . . . . . . .         27,996          29,958          24,100
Long-term debt, less current portion: . . . . . . . . . . . .         145,144        126,900         138,200
Deferred taxes  . . . . . . . . . . . . . . . . . . . . . . .            271             348             453
Other Liabilities . . . . . . . . . . . . . . . . . . . . . .          3,254           3,554           3,060
Contingent liabilities (Note 6) . . . . . . . . . . . . . . .             -               -               -
Stockholders' equity
  Common stock  . . . . . . . . . . . . . . . . . . . . . . .              93             93              91
  Additional paid in capital  . . . . . . . . . . . . . . . .         36,849          36,849          36,586
  Accumulated deficit   . . . . . . . . . . . . . . . . . . .         (3,307 )       (11,491)           (548)
                                                                ------------    ------------    ------------
                                                                      33,635          25,451          36,129
                                                                ------------    ------------    ------------
                                                                   $ 210,300       $ 186,211       $ 201,942
                                                                ============    ============    ============

                   See notes to condensed consolidated financial statements.

                                                 RIDDELL SPORTS INC. AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                              (Unaudited)
                                               (In thousands, except per share amounts)


                                                     Three Months Ended              Nine Months Ended
                                                       September  30,                  September  30,
                                                ---------------------------     ---------------------------
                                                    1999           1998             1999           1998
                                                -----------    -----------      -----------    -----------
Net revenues:
   Net sales, products and reconditioning   .        $56,253       $46,495         $132,767       $115,310
   Camps and events   . . . . . . . . . . . .        23,546         22,503           46,219         42,615
   Royalty income   . . . . . . . . . . . . .           166            341              764          1,401
                                                -----------    -----------      -----------    -----------
                                                     79,965         69,339          179,750        159,326
                                                -----------    -----------      -----------    -----------
Cost of revenues:
   Products and reconditioning  . . . . . . .        30,609         25,902           72,993         65,217
   Camps and events   . . . . . . . . . . . .        16,445         15,800           31,976         30,022
                                                -----------    -----------      -----------    -----------
Cost of sales . . . . . . . . . . . . . . . .        47,054         41,702          104,969         95,239
                                                -----------    -----------      -----------    -----------
Gross profit  . . . . . . . . . . . . . . . .        32,911         27,637           74,781         64,087
Selling, general and
  administrative expenses . . . . . . . . . .        18,909         16,935           54,024         49,169
                                                -----------    -----------      -----------    -----------
Income from operations  . . . . . . . . . . .        14,002         10,702           20,757         14,918
Interest expense  . . . . . . . . . . . . . .         3,923          3,783           11,668         11,114
                                                -----------    -----------      -----------    -----------
Income before taxes . . . . . . . . . . . . .        10,079          6,919            9,089          3,804
Income taxes  . . . . . . . . . . . . . . . .           905          1,870              905              -
                                                -----------    -----------      -----------    -----------
Net income  . . . . . . . . . . . . . . . . .       $ 9,174        $ 5,049          $ 8,184        $ 3,804
                                                ===========    ===========      ===========    ===========

Net earnings per share :
       Basic  . . . . . . . . . . . . . . . .         $0.99          $0.55            $0.88          $0.42
       Diluted  . . . . . . . . . . . . . . .         $0.86          $0.47            $0.78          $0.37

Weighted average number of common and
  common equivalent shares outstanding:
       Basic  . . . . . . . . . . . . . . . .         9,259          9,133            9,259          9,122
       Diluted  . . . . . . . . . . . . . . .        10,745         10,913           10,862         11,066

                   See notes to condensed consolidated financial statements.

                                                 RIDDELL SPORTS INC. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                              (Unaudited)
                                                            (In thousands)


                                                                                 Retained
                                           Common Stock        Additional        earnings           Total
                                     ---------------------       paid in       (Accumulated     Stockholders'
                                      Shares       Amount        capital          deficit)         equity
                                     ----------   ---------     ------------    ------------    --------------
For the nine months ended September 30, 1998:
  Balance, January 1, 1998  . . . .       9,079       $ 91          $ 36,386        ($ 4,352)         $ 32,125
    Issuance of common stock upon
       exercise of stock options  .          28         -                 72              -                 72
    Stock issued to employees   . .          27         -                128              -                128
    Net income for the period   . .          -          -                 -            3,804             3,804
                                     ----------   ---------     ------------    ------------    --------------
  Balance, September 30, 1998   . .       9,134       $ 91          $ 36,586           ($548)         $ 36,129
                                     ==========   =========     ============    ============    ==============



For the nine months ended September 30, 1999:
  Balance, January 1, 1999    . . .       9,259       $ 93          $ 36,849       ($ 11,491)         $ 25,451
    Net income for the period   . .          -          -                 -            8,184             8,184
                                     ----------   ---------     ------------    ------------    --------------
  Balance, September 30, 1999   . .       9,259       $ 93          $ 36,849        ($ 3,307)         $ 33,635
                                     ==========   =========     ============    ============    ==============

                   See notes to condensed consolidated financial statements.

                                                 RIDDELL SPORTS INC. AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (Unaudited)
                                                            (In thousands)

                                                        Three Months Ended              Nine Months Ended
                                                          September  30,                  September 30,
                                                    --------------------------      -------------------------
                                                       1999           1998             1999           1998
                                                     ----------      ---------       ----------     ---------
Cash flows from operating activities:
   Net income   . . . . . . . . . . . . . . . . .         $9,174         $5,049           $8,184       $3,804
   Adjustments to reconcile net income
     to net cash used in operating activities:
     Depreciation and amortization:
       Amortization of debt issue costs   . . . .            223            195              633          602
       Other depreciation and amortization  . . .          1,468          1,509            4,285        4,246
     Provision for losses on accounts receivable             277             72              718          442
     Deferred taxes   . . . . . . . . . . . . . .            905          1,870              905            -
     Changes in assets and liabilities:
       (Increase) decrease in:
          Accounts receivable, trade  . . . . . .          2,959          6,540          (28,766)     (22,778)
          Inventories . . . . . . . . . . . . . .          7,909          3,638           (1,593)        (542)
          Prepaid expenses  . . . . . . . . . . .          3,183          3,137            2,058        2,407
          Other receivables . . . . . . . . . . .              2            (92)              32         (228)
          Other assets  . . . . . . . . . . . . .             98           (963)            (741)      (1,027)
       Increase (decrease) in:
          Accounts payable  . . . . . . . . . . .         (2,776)        (3,644)           1,480        4,055
          Accrued liabilities . . . . . . . . . .         (2,248)        (1,518)            (377)      (1,573)
          Customer deposits . . . . . . . . . . .         (7,449)        (7,758)          (3,065)      (1,877)
          Other liabilities   . . . . . . . . . .              -            -               (300)           -
                                                      ----------      ---------       ----------     ---------
            Net cash provided by (used in)
               operating activities . . . . . . .         13,725          8,035          (16,547)     (12,469)
                                                      ----------      ---------       ----------     ---------

Cash flows from investing activities:
   Capital expenditures   . . . . . . . . . . . .           (601)          (470)          (2,097)      (1,490)
   Other      . . . . . . . . . . . . . . . . . .              -              -             (419)           -
                                                      ----------      ---------       ----------     ---------
            Net cash used in investing activities           (601)          (470)          (2,516)      (1,490)
                                                      ----------      ---------       ----------     ---------

Cash flows from financing activities:
   Net borrowings under line-of-credit agreement         (14,321)        (6,300)          18,244       15,700
   Debt issue costs   . . . . . . . . . . . . . .            (33)             -             (565)           -
   Proceeds from issuance of common stock   . . .              -             13                -           72
                                                      ----------      ---------       ----------     ---------
           Net cash provided by financing activities     (14,354)        (6,287)          17,679       15,772
                                                      ----------      ---------       ----------     ---------

Net increase (decrease) in cash   . . . . . . . .         (1,230)         1,278           (1,384)       1,813
Cash, beginning . . . . . . . . . . . . . . . . .          1,598          1,546            1,752        1,011
                                                      ----------      ---------       ----------     ---------
Cash, end     . . . . . . . . . . . . . . . . . .           $368         $2,824             $368       $2,824
                                                      ==========      =========       ==========     =========

                   See notes to condensed consolidated financial statements.

                      RIDDELL SPORTS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of presentation

     The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. These statements are unaudited, and in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company's consolidated financial position and the consolidated results of its operations and cash flows at September 30, 1999 and 1998 and for the periods then ended. Certain information and footnote disclosures made in the last Annual Report on Form 10-K have been condensed or omitted from these interim statements. Accordingly, these condensed consolidated financial statements should be read in conjunction with the December 31, 1998 Annual Report on Form 10-K. Operating results for the nine months ended September 30, 1999 are not indicative of the results to be expected during the remainder of 1999.

     Income tax expense for the third quarter and nine-month period ending September 30, 1999 reflect an adjustment relating to the valuation of deferred taxes. No tax expense, other than this adjustment, has been recorded for the 1999 periods as the Company has net operating loss carryforwards which offset any such taxes.

     Income tax expense for the third quarter of 1998 reflected an adjustment to reverse the tax benefit recorded earlier in 1998. The adjustment eliminated any taxes for the 1998 year-to-date period and represented a change in the tax rate that had previously been anticipated.

2.   Earnings per share

     Basic earnings per share amounts have been computed by dividing earnings by the weighted average number of outstanding common shares. Diluted earnings per share is computed by adjusting earnings for the effect of the assumed conversion of dilutive securities and dividing the result by the weighted average number of common shares and common equivalent shares relating to dilutive securities. A reconciliation between the numerators and denominators for these calculations follows:

                                                                Three months ended      Nine months ended
                                                                   September 30,          September 30,
                                                               --------------------   --------------------
                                                                 1999        1998       1999        1998
                                                               --------    --------   --------    --------
                                                                               (In thousands)
  Earnings - numerator:
    Net income                                                   $9,174      $5,049      $8,184     $3,804
    Effect of assumed conversion of convertible debt,
      interest savings net of tax                                   105          76         314        314
                                                               --------    --------   --------    --------
             Numerator for diluted per share computation        $ 9,279      $5,125      $8,498     $4,118
                                                               ========    ========   ========    ========

  Shares - denominator:
    Weighted average number of outstanding common shares          9,259       9,133       9,259      9,122
    Weighted average common equivalent shares:
      Options, assumed exercise of dilutive options net of
         treasury shares which could have been purchased
         from the proceeds of the assumed exercise based
         on average market prices                                    91         385         208        549
      Convertible debt, assumed conversion                        1,395       1,395       1,395      1,395
                                                               --------    --------   --------    --------
             Denominator for diluted per share computation       10,745      10,913      10,862     11,066
                                                               ========    ========   ========    ========

                         RIDDELL SPORTS INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)


3.   Receivables

     The Company's policy is to record revenues when goods have been shipped. Accounts receivable include unbilled shipments of approximately $3,053,000, $1,678,000 and $1,683,000 at September 30, 1999, December 31, 1998 and
September 30, 1998, respectively.   Unbilled shipments represent receivables
for shipments that have not been invoiced. These amounts relate principally to partial shipments to customers who are not invoiced until their order is shipped in its entirety or customers with orders containing other terms that require a deferral in the issuance of an invoice. Management believes that substantially all of the unbilled receivables at September 30, 1999 will be invoiced before the end of the calendar year.

4.   Inventories

      Inventories consist of the following:
         (In thousands)       September 30,  December 31,  September 30,
                                  1999           1998           1998
                              ------------   ------------   ------------
         Finished goods           $18,696       $16,584       $ 13,078
         Work-in-process            1,878         2,769          2,361
         Raw materials              9,782         9,410           9,16
                                ---------      --------       --------
                                 $ 30,356      $ 28,763       $ 24,608
                                =========      ========       ========
5. Long Term Debt

   In April 1999, the Company entered into a revised credit facility with Bank of America National Trust and Savings Association. The revised credit facility replaced the Company's $35 million credit facility with NationsBank (now named Bank of America ) and NBD Bank which subsequently became a participant in the revised facility. The revised credit facility consists of a line of credit in a principal amount not to exceed $48 million, expiring at the end of December 2003. Draws under the line of credit are limited to a percentage of certain receivables and inventory. The outstanding balance of the line accrues interest at a rate of LIBOR plus a margin of 2.25% on draws so designated by the Company, payable at the end of the applicable interest period, but not less frequently than quarterly, and on other draws at the higher of the bank's prime rate plus a margin of 0.75% or the Federal Funds rate plus 1.25%, payable monthly. The credit facility also calls for an unused line fee equal to an annual rate of 0.375% applied to the amount by which the lesser of $40 million and the then maximum revolving amount exceeds the average daily balance of outstanding borrowings under the line. After December 31, 1999 the margin of the interest rate over the related rates is subject to quarterly adjustment dependent on certain financial ratios. The interest rate margin can vary between 1.75% and 2.75% over LIBOR, 0.25% to 1.25% over the prime rate and 0.75% and 1.75% over the Federal Funds rate. The credit facility agreement contains certain covenants which, among other things, require the Company to meet certain financial ratio and net worth tests, restrict the level of additional indebtedness the Company may incur, limit payments of dividends, restrict the sale of assets and limit investments the Company may make. The credit facility also requires repayment of the principal amount upon the occurrence of a change in the control, as defined, of the Company. The Company has pledged essentially all of its tangible assets as collateral for the credit facility.

                         RIDDELL SPORTS INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)


6. Litigation matters and contingencies

   At September30, 1999, the Company was a defendant in 4 product liability suits relating to personal injuries allegedly related to the use of helmets manufactured or reconditioned by subsidiaries of the Company. The Company estimates that the uninsured portion of future costs and expenses related to these claims and incurred but not reported claims will amount to at least $3,800,000, and accordingly, a reserve in this amount is included in the Condensed Consolidated Balance Sheet at September 30, 1999 as part of accrued liabilities and other liabilities. These reserves are based on estimates of losses and defense costs not covered by insurance that are anticipated to result from such claims, from within a range of potential outcomes, based on available information, including an analysis of historical data such as the rate of occurrence and the settlement amounts of past cases. However, due to the uncertainty involved with estimates, the ultimate outcome of these claims, or potential future claims, cannot presently be determined and actual results on certain claims have at times varied substantially from earlier estimates and could do so in the future. Accordingly, there can be no assurance that the ultimate costs of such claims will fall within the established reserves.

7. Supplemental cash flow information

   Cash paid for interest was $14,043,000 and $14,330,000 for the nine-month periods ended September 30, 1999 and 1998, respectively. Income tax payments or refunds were not significant for the nine-month periods ended September 30, 1999 and 1998.

   During the nine-month period ended September 30, 1998 the Company issued shares of its Common Stock, valued at $128,000 based on quoted market values at the time of grant, to certain employees as consideration for compensation included in accrued liabilities at December 31, 1997.


8. Segment information:

   Net revenues and income or loss from operations for the Company's three reportable segments are as follows:

                                                     Three Months Ended              Nine Months Ended
                                                       September 30,                   September  30,
                                                ---------------------------     ---------------------------
                                                    1999           1998             1999           1998
                                                ------------   -----------      -----------    -----------
                                                                       (In thousands)
Net revenues:
   Institutional products and services  . . .        $74,647       $63,296         $166,786       $144,790
   Retail products  . . . . . . . . . . . . .         5,152          5,702           12,200         13,135
   Trademark licensing  . . . . . . . . . . .           166            341              764          1,401
                                                ------------   -----------      -----------    -----------
       Consolidated total   . . . . . . . . .        $79,965       $69,339         $179,750       $159,326
                                                ============   ===========      ===========    ===========
Income (loss) from operations:
   Institutional products and services  . . .        $14,744       $10,697          $22,946        $16,261
   Retail products  . . . . . . . . . . . . .           659            680              676            551
   Trademark licensing  . . . . . . . . . . .           (48 )          181              191            787
   Corporate and unallocated expenses   . . .        (1,353 )         (856)          (3,056)        (2,681)
                                                ------------   -----------      -----------    -----------
       Consolidated total   . . . . . . . . .        $14,002       $10,702          $20,757        $14,918
                                                ============   ===========      ===========    ===========

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Overview and Seasonality

     Operations for the three-month period ended September 30, 1999 resulted in net income of $9.2 million, or $0.86 per share on a diluted basis, in comparison to net income of $5.0 million or $0.47 per share on a diluted basis
for the third quarter of 1998.    For the nine-month year-to-date period of
1999 net income was $8.1 million, or $0.78 per share on a diluted basis as compared to $3.8 million, or $0.37 per share on a diluted basis, for the first nine-months of 1998.

     Tax expense for the third quarter was lower in 1999 than in 1998, but for the nine-month period was higher in 1999 than 1998. Tax expense in these periods has been subject to differing effects of loss carryforwards and certain changes in estimates.

     Income before taxes for the third quarter of 1999 increased by 46%, or $3.2 million, to $10.1 million in comparison to $6.9 million for the third quarter of 1998. For the nine-month period income before taxes increased $5.3 million to $9.1 million, a 139% improvement in comparison to $3.8 million of income before taxes for the 1998 year-to-date period. The improvements were principally due to increased revenues and related improvements in gross margin and operating expense rates.

     The third quarter is usually the Company's most profitable quarter. In recent years, operations have been most profitable in the second and third quarters, with the third quarter typically the strongest, and losses have been incurred in the first and fourth quarters. Factors influencing this seasonal pattern were discussed in the Company's 1998 Annual Report on Form 10-K.


     Revenues

     Revenues for the three-month period ended September 30, 1999 increased 15%, or $10.7 million, to $80.0 million from $69.3 million for the third quarter of 1998. For the nine-month period ended September 30, 1999 revenues increased 13%, or $20.4 million, to $179.7 million from $159.3 million for the year-to-date period of 1998.

     The revenue gains in both periods came from the Company's institutional segment which includes: (i) cheerleading uniforms, camps and special events,
(ii) athletic equipment and reconditioning lines and a new line of game uniforms and (iii) Umbro-branded soccer apparel, equipment and footwear. For the third quarter of 1999, institutional revenues increased 18%, or $11.3 million, to $74.6 million from $63.3 million for the third quarter of 1998, and for the nine-month period, institutional revenues increased 15%, or $22.0 million, to $166.8 million for 1999 from $144.8 million for the year-to-date period of 1998. All institutional product lines showed sales volume increases over the year ago periods and generally higher selling prices also contributed to the revenue increases. Revenues also benefitted from first year sales of the Company's new line of Umbro-branded soccer products and the Company's new line of athletic game uniforms. These two new product lines generated 42% of the incremental revenues for the third quarter and 37% of the revenue growth for the year-to-date period.

     Revenues from the retail segment in 1999 totaled $5.2 million for the third quarter and $12.2 million for the first nine months, down $0.6 million
and $0.9 million, respectively.   The declines were anticipated as part of a
strategy which called for lower sales and higher profitability and are principally the result of a decrease in the volume of youth football equipment sold to retailers because the Company is shifting its emphasis on youth football equipment sales to the direct sales force within its institutional segment.

     Revenues from trademark licensing declined to $0.2 million in the third quarter of 1999 from $0.3 million for the third quarter of 1998. For the nine-month period royalty revenues declined to $0.8 million for the nine-month period of 1999 from $1.4 million for the 1998 period. The decline was anticipated due to the expiration of certain licenses in 1998.


     Gross Profit

     Gross profit for the third quarter of 1999 increased by 19% to $32.9 million from $27.7 million for the 1998 quarter, and 17% for the nine-month
period to $74.8 million in 1999 from $64.1 million in 1998.   Gross margins
improved in both the institutional and retail segments for the quarter and year-to-date periods. For the third quarter, margins increased by 1.3 points as a percentage of revenues to 41.2% for the third quarter of 1999 from 39.9% for the third quarter of 1998. For the nine-month period, gross margin rates increased by 1.4 points to 41.6% for 1999 from 40.2% for the year-to-date
period of 1998.   Margin rates improved as a result of modest increases in
selling prices, favorable negotiations with vendors and contractors, improved leverage due to higher absorption of the fixed portion of operating costs against higher revenue and certain other actions taken at the end of 1998 which also reduced costs for 1999.


     Selling, General and Administrative Expenses

     Selling, general and administrative expenses decreased as a percentage of revenues for the third quarter and the year-to-date period.

     Selling, general and administrative expenses for the third quarter of 1999 decreased to 23.6% of revenues from 24.4% of revenues for the third quarter of 1998. For the nine-month period ended September 30, 1999, selling, general and administrative expenses decreased as a percentage of revenues to 30.1% this year from 30.9% last year. The year-to-date improvement is principally the result of cost savings initiatives implemented at the end of 1998 and improved absorption of the relatively fixed portions of selling, general and administrative expenses resulting from the increase in revenues for the nine-month period.


     Interest Expense

     Interest expense increased by $0.1 million to $3.9 million for the third quarter of 1999 from $3.8 million for the third quarter of 1998. For the nine-month period ended September 30, 1999, interest expense increased by $0.6 million to $11.7 million from $11.1 million for the first nine months of 1998. The increase is attributable to an increase in average indebtedness which was principally due to higher indebtedness at the beginning of 1999 than at the beginning of 1998, increased working capital demands related to the Company's new line of Umbro-branded soccer products and volume growth in other product lines.

     Income Taxes

     Income tax expense for both the third quarter of 1999 and the third quarter of 1998 were impacted by adjustments recorded during the respective periods. As a result tax expense is not comparable between the third quarter or nine-month periods of 1999 and 1998.

     Income tax expense for the third quarter and nine-month period ending September 30, 1999 reflect an adjustment relating to the valuation of deferred taxes. No tax expense, other than this adjustment, has been recorded for the 1999 periods as the Company has net operating loss carryforwards which offset any such taxes.

     The Company has net operating loss carryforwards that offset most income tax payments which would otherwise be due for the year.

     Income tax expense for the third quarter of 1998 reflected an adjustment to reverse the tax benefit recorded earlier in 1998. The adjustment eliminated any taxes for the 1998 year-to-date period and represented a change in the tax rate that had previously been anticipated.


Liquidity and Capital Resources

     The seasonality of the Company's working capital needs is primarily impacted by three factors. First, a significant portion of the Company's products in its institutional segment are sold throughout the year on dated-payment terms, with the related receivables becoming due when the school year begins during the following July to October period. Second, the Company incurs costs relating to its summer camp business from the fourth quarter and into the second quarter as it prepares for the upcoming camp season, while camp revenues are mostly collected in the June to August period. Lastly, the Company's debt structure impacts working capital demands as the semi-annual interest payments on its $115 million of 10.5% Senior Notes are due in January and July.

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

     At September 30, 1999 the outstanding balance under the credit facility was $22.6 million. This compares with outstanding balances of $4.4 million at December 31, 1998 and $15.7 million at September 30, 1998. The change in the outstanding balance between December 31, 1998 and September 30, 1999 reflects the seasonal working capital pattern presented above, while the increase in outstanding borrowings between September 30, 1999 and September 30, 1998 reflects the factors discussed above in the paragraph on interest expense.

     In April 1999, the Company entered into a revised credit facility with Bank of America National Trust and Savings Association. The revised credit facility matures at the end of December 2003 and provides for borrowings of up to $48 million depending on certain levels of receivables and inventories. The revised credit facility replaces the Company's $35 million credit facility with NationsBank, now named Bank of America, and NBD Bank, which subsequently became a participant in the new facility. The increased size of the credit facility was sought by the Company to provide working capital for new initiatives, especially the Company's new line of Umbro- branded soccer products.

     The Company's current debt service obligations are significant and, accordingly, the ability of the Company to meet its debt service and other obligations will depend on its future performance and is subject to financial, economic and other factors, some of which are beyond the Company's control. Furthermore, due to the seasonality of working capital demands described above, year-over-year growth in the Company's business and working capital could lead to higher debt levels in future periods. The Company believes that operating cash flow together with funds available from its credit facility will be sufficient to fund its current debt service, seasonal and other current working capital requirements.



Year 2000 Issues

     The Company, like virtually all companies and organizations, is faced with addressing the Year 2000 issue which relates to the possibility that computer systems and computer chips embedded in equipment may not be able to properly process data after December 31, 1999.

     The most significant Year 2000 issues facing the Company are associated with the computer information systems used to plan, operate and track its business. The Company has substantially completed the process of assessing which of its information systems are subject to potential Year 2000 problems and of taking corrective action to minimize the potential impact of Year 2000 problems. The status of this program on each of the Company's four major computer information systems follows:

     Helmet manufacturing and retail operations: Year 2000 issues have been addressed by replacing hardware and software with new systems certified as Year 2000 compliant by the vendor. The system replacement is part of a modernization effort that was initiated in early 1997 and was substantially completed in July 1999. The old system is still being utilized for a limited set of functions that are scheduled to be phased over to the new system in November 1999.

     Institutional athletic product distribution and reconditioning operations:
Existing system software was upgraded and modified to address Year 2000 issues. The process was completed in the fourth quarter of 1998, and the system has been tested and certified by its vendor as Year 2000 compliant.

     Spirit products: Year 2000 issues have been satisfied through corrective modifications of existing software. The process was completed early in October 1999 and has been tested by the Company. The Company is also in the process of replacing the existing software with a new system, that is certified as Year 2000 compliant by the vendor, as part of an overall upgrade of system capabilities, but the Company made the Year 2000 corrections to the existing software as the new system will not be fully implemented before the end of 1999.

     Camps and events: Year 2000 issues have been satisfied through corrective modifications of existing software. The process was completed early in the second quarter of 1999 and has been tested by the Company.

     The Company has other minor systems for which Year 2000 corrective action is in various stages of completion, all scheduled for completion before the end of 1999.

     The Company also faces potential Year 2000 problems relating to embedded computer chips which control equipment used in its business, such as telephone equipment and a limited amount of machinery. The Company has completed assessments of equipment considered most susceptible to Year 2000 issues and repair or replacement has been arranged for equipment found to have Year 2000 problems.

     The Company also faces potential Year 2000 issues with third parties. These third parties include customers who purchase the Company's institutional and retail products and suppliers of raw materials and finished goods, among others. Because the Company' s institutional products and services are sold to a large number of schools and other customers, it is impractical to poll them all in order to determine their Year 2000 readiness. However, because this customer base is large, the potential of a negative impact on the Company may be lowered as none of these customers individually account for a material portion of the Company's revenues. Third parties also include airlines and air transportation systems. A disruption of domestic or foreign air travel systems, or fear of such a disruption among the Company's customers, could have a negative impact on the Company's special events, many of which occur at the end of the calendar year or shortly thereafter. The Company has had discussions with certain other key customers and vendors in order to assess the potential impact that their Year 2000 problems might have on the Company. However, the process of communications with key customers and vendors and planning for the impact of any problems arising from their systems are ongoing.

     Expense for Year 2000 remedial programs for the years ended December 31, 1997 and 1998 was $200,000 and $250,000, respectively, and a similar level of expense is anticipated for 1999. The Company has also incurred capital expenditures for computer hardware and software related to the system replacements described above, of approximately $150,000 and $800,000 for the
years ended December 31, 1997 and 1998, respectively.   These capital
expenditures include all of the system upgrade and modernization aspects of the replacement programs discussed above. Approximately $700,000 of similar capital expenditures are anticipated for 1999.

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


                                        RIDDELL SPORTS INC.


     Date:     November 12, 1999        By   /s/ DAVID MAUER
                                             -----------------------
                                             David Mauer
                                             President and
                                             Chief Executive Officer




     Date:     November 12, 1999        By   /s/ DAVID GROELINGER
                                             -----------------------
                                             David Groelinger
                                             Executive Vice President and
                                             Chief Financial Officer


     Date:     November 12, 1999        By   /s/ LAWRENCE F. SIMON
                                             -----------------------
                                             Lawrence F. Simon
                                             Senior Vice President
                                             (Principal Accounting Officer)