Form 10-K405
period 1999-12-31
RIDDELL SPORTS INC
filed 2000-03-30
CIK 874786

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

   (Mark One)

              [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              For the transition period from         to

                         Commission file number 0-19298

                               RIDDELL SPORTS INC.
             (Exact name of registrant as specified in its charter)

                    Delaware                                                22-2890400
(State or other jurisdiction of incorporation or organization) (I.R.S. Employer Identification No.)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /x/ NO / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

The Registrant hereby incorporates by reference, in response to Part III, its Proxy Statement for its 2000 Annual Meeting of Stockholders to be filed on or before April 30, 2000 (except to the limited extent the rules and regulations of the Commission authorize certain sections of such Proxy Statement not to be incorporated herein by reference, as specifically indicated in such Proxy Statement).

The aggregate market value of the 4,869,958 shares of outstanding voting stock held by non-affiliates of the Registrant, computed by reference to the last sale price of the Registrant's Common Stock on March 28, 2000, is $14,609,874.

As of March 28, 2000, the Registrant had 9,318,957 shares of Common Stock, $.01 par value per share, outstanding.

SPECIAL CAUTIONARY NOTICE
REGARDING FORWARD-LOOKING STATEMENTS

         This report contains certain forward-looking statements, and information relating to Riddell that are based on the beliefs of management as well as assumptions made by and information currently available to management. Such forward-looking statements are principally contained in the sections "Part I--Item 1--Business," and "Part 2--Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations." Our statements of plans, intentions, objectives and future economic or operating performance contained in this report are forward-looking statements. Forward-looking statements include but are not limited to statements containing terms such as "believes," "does not believe," "no reason to believe," "expects," "plans," "intends," "estimates," "will," "would," "anticipated" or "anticipates." Such statements reflect the current views of Riddell with respect to future events and are subject to certain risks and uncertainties and that could cause the actual results to differ materially from those expressed in any forward-looking statements made by Riddell. We do not intend to update these forward-looking statements.

                                     PART I

Item 1. BUSINESS

General

         Riddell is a leading marketer and manufacturer of branded products and services to the extracurricular activities portion of the educational market. We believe that the extracurricular activities market encompasses approximately 30 million young men and women in the United States who participate in team sports and other organized activities outside the classroom. We estimate that this market exceeds $5 billion in sales annually, including approximately $2 billion of sales in athletic equipment and uniforms for team sports and various products and services for cheerleaders and dancers.

         Under our many brands, the best known of which are Riddell and Varsity Spirit, which we own, and Umbro, which we license, we are:

         o a leading provider of athletic equipment and clothing for team sports;

         o the only national reconditioner of football protective and other athletic equipment;

         o the largest designer, marketer and supplier of innovative cheerleader and dance team uniforms and accessories;

         o the biggest operator of cheerleading and dance team training camps and clinics;

         o a leading organizer of special events for extracurricular activities;

         o a major provider of soccer apparel, equipment and footwear for team play; and

         o a supplier of sports collectible products through retailers in the United States and internationally.

         We have built our various brands and lines of business, in large part, based upon our long-standing marketing strategy through which our direct, proprietary sales force establishes and builds relationships with the participants, coaches and instructors among the 40,000 junior and senior high schools, colleges and various youth organizations throughout the United States. We believe that our sales force is unique within the extracurricular activities market and provides us with a significant competitive advantage.

         We employ our relationship marketing strategy year-round, integrating it with our other activities, including conducting training camps, clinics and conventions and producing various nationally-televised and regional championships in the U.S. and performance events in the U.S. and Europe. These activities, which are in themselves profitable, reinforce each other and the sale of our products, while they enhance participation in the extracurricular market and build loyalty to our brands.

         We believe that more than 50% of all high school and collegiate football players either wear our football helmets or use other branded football equipment sold by us. We also have a longstanding agreement with the NFL for the promotion of our Riddell brand. Over 80% of the NFL players choose to wear our helmets. We also use the Riddell brand to sell sports collectible products through retailers in the U.S. and internationally. We believe that our Varsity Spirit brand cheerleading uniforms are worn by approximately 40% of all high school and 75% of all collegiate cheerleaders. Our cheerleading camps were attended by more than 200,000 students in 1999, more than 25,000 people traveled to the Walt Disney Resort in Orlando, Florida to participate in and view our various cheerleading and dance competitions.

         We are a Delaware corporation that was formed in 1988 to acquire the Riddell brand football protective equipment business. In 1991, we effected an initial public offering of our common stock. Since 1995, we have been distributing our products to the extracurricular market directly, rather than through dealers. In 1997, we acquired Varsity Spirit Corporation, a leader in the spirit industry, because we believed that there was a natural synergy between the companies. Since the acquisition, we have successfully integrated the operations of Riddell and Varsity. At the end of 1998, we became the exclusive U.S. licensee for Umbro branded soccer team apparel, footwear, equipment and accessories for the team channel of distribution. Umbro is one of the leading soccer brands worldwide. We believe that the Umbro license complements our existing product lines.

         Our strategy is to increase our current market share and broaden the recognition of our brands in the extracurricular market. We intend to implement this strategy by:

         o continuing to focus on opportunities to market additional products and services to our traditional customers in our team sports and school spirit business;

         o developing special events, competitions and championships to create new relationships with participants in extracurricular activities that we are currently not serving effectively, such as youth baseball;

         o        expanding the size of our sales force; and

         o        implementing our Internet operations.

RECENT DEVELOPMENTS

         We launched our Internet business in the fourth quarter of 1999 with our first two web sites: a community web site with e-commerce elements for cheerleaders, www.varsity.com and our e-commerce web site for our sports collectibles, www.riddell.com. Our Internet strategy is to build community sites while simultaneously establishing complimentary commerce sites. The strategy allows us to extend our relationship sales and marketing strategy to expand our core business as well as to develop new lines of business. Over the next two to three years, we intend to continuously develop additional community-based web sites expanding from cheerleading to other extracurricular activity such as football, soccer, and various other team sports and then to further expand into other extracurricular activities, such as dance, band, etc.

BUSINESS SEGMENTS

         We presently employ our sales and marketing strategy and operate our business through various wholly-owned subsidiaries in three business segments.

         Extracurricular

         Our extracurricular segment, which we have historically referred to as our institutional segment, markets, manufactures and distributes products and services primarily through our 320 person direct sales force to customers such as schools, recreational groups and other organizations. It is our largest segment, and was responsible for over 90% of our revenues in 1999.

         Retail

         Our retail segment markets products through retailers in the U.S. and internationally, and was responsible for approximately 9% of our revenues in 1999. Most of the products sold by this segment are sports collectible products, such as authentic and replica football helmets which bear licensed National Football League and collegiate team logos. We also have licenses from Major League Baseball and NASCAR. This segment's operations also include sales of a limited amount of recreational football, baseball and other athletic products sold internationally and in the U.S. through consumer product retailers and distributors.

         Licensing

         Our licensing segment consists of the licensing of our Riddell and MacGregor trademark rights to other entities for use in marketing products such as athletic footwear and equipment, and was responsible for approximately 1% of our revenues in 1999.

         Financial information for each of our three business segments is presented in Note 16 to our consolidated financial statements.

         EXTRACURRICULAR SEGMENT

         We believe that we are a leading marketer and manufacturer of branded products and services to the extracurricular portion of the U.S. educational market. Today, our extracurricular products and services segment includes our team sports and school spirit business units.

         The extracurricular activities market includes most of the organized activities for children that take place outside of classrooms in the United States. It includes team sports, school spirit activities, private dance groups, bands, orchestras, choirs and a wide variety of other school-sponsored clubs, such as drama, debate and chess and is serviced by a highly-fragmented range of suppliers.

         These activities take place in approximately 40,000 junior and senior high schools and in colleges, as well as in youth leagues and organizations like Little League, Pop Warner and parks and recreation leagues. In addition to the
6.5 million participants in high school team sports in the U.S., we estimate that there are an additional 20 million participants in team sports in youth leagues and junior high schools. We also estimate that there are an additional 10 million participants in other extracurricular activities, such as school-sponsored cheerleading, bands and choirs and youngsters who take dance lessons at private studios. We estimate that spending by these various participants on the extracurricular activities that we are already targeting exceeds $2 billion a year and represents aggregate spending of over $5 billion annually.

         Team sports

         We believe that we are the world's leading manufacturer of football helmets, which we sell under our Riddell brand. Our Riddell brand football helmets are worn by football players throughout the world, including players on all NFL teams, certain other professional leagues and on most teams in the NCAA. High school teams, however, have historically been the largest market for our football helmets. We offer several types of competitive and youth football helmets which are different in their configurations, padding and other features. Our helmets meet the industry standards set by the National Operational Committee for Safety in Athletic Equipment, an independent entity organized by various participants from the sporting goods industry which establishes industry-wide standards for protective athletic equipment.

         We also sell a professional and collegiate line of shoulder pads under the Power(R) name and several other lines of shoulder pads under the Riddell name. Our shoulder pads are used by NFL, college, high school and youth players.

         We have been steadily widening the categories of athletic products we sell to the extracurricular market. In late 1998, we introduced a line of custom team uniforms for high school and youth participants. In 1996, we introduced a line of baseball and softball products designed for high school and college players and expanded this line to the youth market in 1998.

         Game uniforms

         We are seeking to capitalize on the same expertise and efficiency, and apply the same design and manufacturing techniques that we have employed in producing custom-made cheerleading and dance apparel in connection with producing game uniforms for various team sports. We believe that the game uniform market for team sports is a larger market than our other team sports products and services lines of business. We believe that by using the suppliers of our Varsity cheerleader uniforms we will be able to produce and deliver competitively-priced, high-quality game uniforms faster than our competitors.

         In 1998, we began manufacturing athletic team uniforms for team sports. We believe that the manufacturing capabilities of our cheerleader uniform operations, coupled with the breadth and depth of our direct sales organization to schools and youth organizations across the country, provide us with an opportunity to successfully expand our historical line of athletic equipment into game uniforms.

         At the end of 1998, we also began offering our Umbro team soccer uniforms, along with a line of equipment and apparel, through a network of independent sales representatives. These independent sales representatives market and sell Umbro team soccer apparel, footwear and equipment to the team channel of distribution in the United States.

         Reconditioning

         We are the leading national reconditioner of football helmets, shoulder pads and athletic equipment. We believe that our share of the reconditioning market exceeds 50%. Reconditioning typically involves the cleaning, sanitizing, buffing or painting, and recertifying of helmets as conforming to the standards set by the National Operational Committee for Safety in Athletic Equipment. Reconditioning may also include replacing face guards, interior pads and chin straps. We also recondition shoulder pads, as well as equipment for other sports, including baseball and lacrosse helmets, catchers' masks and baseball gloves. Our reconditioning services are marketed by our sales force to the same athletic coaches responsible for equipment purchases. Our reconditioning customers are primarily high schools, colleges and youth recreational groups.

         School spirit

         Cheerleader and dance team uniforms and accessories

         We design, market and manufacture cheerleader and dance team uniforms and accessories, including sweaters, sweatshirts, jumpers, vests, skirts, warm-up suits, t-shirts, shorts, pompons, socks, jackets, pins and gloves. We market all of our cheerleading uniforms and accessories under the Varsity Spirit trademark. Over 100,000 catalogs are mailed annually to schools and school spirit advisors and coaches containing color photographs and descriptions of our Varsity Spirit line of uniforms and accessories. We supplement our direct sales force and catalog sales efforts with a telemarketing sales force of 13 full and part-time employees.

         Cheerleader and dance team camps

         We operate cheerleader and dance team camps in the United States. Camp enrollment has increased every year since the camp division commenced operation in 1975 with 20 cheerleading camps and 4,000 participants. During the 1999 camp season, approximately 215,000 participants, consisting of students and their coaches, attended Varsity's Universal Cheerleader Association and United Spirit Association camps, including over 8,000 participants representing colleges and junior colleges. During 1999, cheerleading and/or dance team squads from approximately 75% of the universities comprising the Atlantic Coast, Big East, Big Ten, Big Twelve, Pacific 10 and Southeastern collegiate athletic conferences attended our camps.

         A significant majority of our cheerleader and dance team camps are conducted on college or junior college campuses. We contract with the colleges and universities for the provision of housing, food and athletic facilities. Our camps generally are conducted over a four-day period and are attended by resident and commuting students.

         Our instructors are mostly college cheerleaders who may have previously attended our camp, and we believe that our training of many of the top college cheerleading squads augments our recruiting of high school and junior high school camp participants. Prior to the commencement of our camps, instructors participate in an intensive six-day training session where they are taught new cheerleading and dance material. We also place a high degree of emphasis on teaching our instructors the most up-to-date teaching, training and safety techniques.

         We were a founding member of and remain an active participant in the American Association of Cheerleading Coaches and Advisors, an industry trade group whose mission is to improve the quality of cheerleading and to maintain established safety standards. In 1990, this industry trade group published comprehensive certification and safety guidelines for cheerleading coaches. We follow the safety guidelines established by the Association of Cheerleading Coaches and Advisors in the training of our instructional staff and in the conduct of our cheerleader and dance team camps and competitions.

         Special events

         We promote our Varsity Spirit brand products and services, as well as the school spirit industry, through active and visible association with the following annual championships and television specials:

         o        National High School Cheerleading Championship(R)

         o        National Dance Team Championship(R)

         o        College Cheerleading and Dance Team National Championship(R)

         o        National All Star Cheerleading Championship(R)

         o        Company Dance Championship(R)

         These championships and special events have been regularly televised on the ESPN television network and have been sponsored by various companies and products, including Nike, Unilever, Sprint, The Walt Disney World Resort, Johnson & Johnson and Claire's Accessories.

         In addition to promoting cheerleading and dance team activities, these championships, television specials and events are a source of revenues for us. In 1999, over 25,000 persons, including cheerleaders and their families, attended our special events.

         Other extracurricular operations

         We are seeking to expand our uniform design, manufacturing and special event expertise from cheerleading into the private dance studio market through our venture called Company Dance. Company Dance operates weekend dance conventions in seventeen U.S. cities and an annual championship from the Walt Disney Resort in Orlando that is televised on ESPN.

         We also operate Intropa, a tour company, which specializes in organizing trips for cheerleaders, bands, choirs and orchestras, dance and theater groups and other school affiliated or performing groups, which tour in the continental United States, Hawaii, Canada, Europe and Israel.

         Relationship marketing

         Our marketing model is based upon our longstanding relationships with three distinct but equally important groups. First, our direct sales organization, through personalized service, creates an important connection to the participants, coaches and instructors of various team sports, school spirit activities and other extracurricular activities in schools, youth leagues and organizations and colleges. Second, instructors and staff at our camps, clinics and performance tours and events motivate participants to get more instruction and become better competitors. Third, we increase our brand awareness and enhance our relationships with our customers through our affiliations with strategic partners such as the Walt Disney Company, ESPN and other media and marketing entities. These strategic relationships and the televised shows that we produce reinforce the importance of our events and competitions. Our extracurricular segment is supported and based upon our sales and marketing strategy, which we believe provides us with a competitive advantage, and features the following key components.

         o        Our proprietary, direct sales force

         o        Cross marketing of products and promotional activities

                  o        Camps and Clinics

                  o        Special events, conventions and competitions

                  o        Uniforms and accessories

         o        Key marketing alliances

         o        New Internet operations

         Proprietary, direct sales force

         Our comprehensive relationship marketing and sales strategy is made possible by our 320 person direct sales force who are responsible for developing and maintaining relationships among the 40,000 junior and senior high schools, and colleges in the United States, visiting between 10,000 and 15,000 schools every five weeks during the sales season. We believe that there is no other nationwide direct sales force focusing on the product lines that we sell to the extracurricular branch of the educational market and that this gives us a significant competitive advantage. Our sales force develops relationships with coaches and athletic directors throughout the U.S. by providing value-added services that enhance the coach's management of his team. Examples of this include: providing clinics, fitting football helmets and equipment, and quickly servicing, designing and fitting custom-uniforms for participants in cheerleading and team sports.

         Over the last several years, we have been increasing the size of our sales force, and intend to continue to do so over the next few years. Increasing the size of the sales force goes hand-in-hand with expanding the array of products and services marketed by the sales force. In this way, we can shrink the size of sales territories, while sales people become more efficient and increase their incomes. As a result, we are seeking to make it easier for each salesperson to better concentrate on and become more intimate with a smaller sales territory, while at the same time having more products and services to offer to the customers in that territory. The desired effect is to enable each salesperson to generate increased sales by spending less time traveling and more time with customers selling a greater array of products and services. Increased sales enables the sales force to increase their incomes, because their compensation is commission-based and smaller territories can also increase their incomes because our salespeople pay for all of their travel and other related expenses.

         Cross marketing and promotional activities

         Since 1974, we have conducted, and we continue to refine, profit generating activities, which are an integral part of our promotional efforts. We create relationships through our camps and events and believe that these relationships naturally translate to a sales opportunity for our cheerleading uniforms or dance costumes when the campers return to school. When the sales force interacts with cheerleaders or dance team participants and their coaches during the design and fitting of custom uniforms, they also have the opportunity to reinforce participation in our camps and special events. We intend to extend this strategy to other extracurricular activities. The marketing of our various activities is designed to provide logical extensions to basic participation and to encourage participants, as they improve, to increasingly utilize more of our products and services. All of our marketing activities are designed so that each of our various products and services reinforce one another, as well as strengthen overall brand awareness and loyalty.

         How we cross-market is evident from our marketing of special events and competitions for cheerleaders. For example, in order to participate in the various special events that we offer, such as the nationally-televised Macy's Thanksgiving Day parade in New York City, a cheerleader must attend and excel at one of our camps. Our camps are the only place that a cheerleader can get an invitation to appear in one of our special events. Similarly, we hold local cheerleading competitions that progress to various regional levels during the course of the fall, which are the only way for a team to qualify for our championships which are held at the Walt Disney Resort in Orlando, Florida and nationally-televised on ESPN.

         Camps & Events

         Our approach to relationship building has inter-related parts. In the case of cheerleading it is our camps which, more than anything else, build brand loyalty. Special events, conventions and competitions enhance our relationship marketing.

         Just as our camps build loyalty with respect to cheerleading, special events, conventions and competitions, for other extracurricular activities can build new allegiances from participants in a wide variety of other extracurricular activities. We run regional and national cheerleading and dance team competitions, organize a national dance competition for young individuals and sponsor youth soccer tournaments. The national competitions and finals for these activities are typically held at The Walt Disney Resort in Orlando, Florida and are televised on ESPN and/or ESPN2. Participants in the school spirit activities that we target are also given the opportunity to take part in various performance events in the U.S. and Europe. These events include parades, such as the annual Macy's Thanksgiving Day parade in New York City and year-end parades in London and Paris. We also arrange half-time shows for college football bowl games. We intend to extend our promotional activities to a greater number of extracurricular activities with soccer and dance the most likely next additions.

         Uniforms and accessories

         The cheerleaders who participate in our special events, such as parades, often come from a variety of schools. They each need a uniform for the special event so that they can portray a unified appearance. We design and sell such uniforms and also sell a travel package, including hotel arrangements, to the participants in our special events.

         At the same time, because participation in our various promotional activities enhances our bond with cheerleaders, we believe that their team is more likely to buy our uniforms and accessories.

         Key marketing alliances

         We have a promotional rights agreement with the NFL's licensing division which requires that our Riddell brand name appear on the front or back of all of our helmets used in NFL play. Our agreement with the NFL requires all teams in the NFL to cover any indicia of brand identification of any other manufacturers that might otherwise appear on helmets, face masks or chin straps not manufactured by us, but used during league play. In return, we agree to supply specified quantities of Riddell helmets, shoulder pads and related equipment, either at no cost or at reduced cost to each NFL team which has a requisite percentage of its roster using the Riddell helmet. Presently, over 80% of NFL players choose to wear our Riddell brand football helmets. The NFL agreement, which dates back to 1989, has a term expiring in April 2004, but is automatically extended for successive five-year periods provided that the quality of Riddell's helmets remain comparable to the best available technology as reasonably determined by the NFL.

         We also have longstanding marketing alliances with other strategic partners such as the Walt Disney Company, ESPN and other media and marketing entities. We are currently in our 17th year of broadcasting championship events on ESPN and ESPN2, and our current agreement with ESPN extends through the year 2001. We have been holding championship events at the Walt Disney World in Orlando Florida since 1995, and our current agreement with the Walt Disney Company extends through the year 2004. All of these alliances serve to further emphasize the prominence and importance of the activity and the participant. All of these marketing relationships also enhance one another and serve to reinforce and cross-market our products and services.

         New Internet operations

         We believe that our new Internet operations, which are described further below, are a logical extension and application of this approach and are designed to enhance our contact with customers and build brand loyalty.

         Production

         Team sports products

         We design, manufacture and package all of our full sized football and baseball batting helmets at our plant in Chicago, Illinois. Our Elk Grove, Illinois warehouse facility has a screen printing operation which can customize practicewear and uniforms with almost any logo, team name or other design or numbering that a customer requests.

         Power shoulder pads are manufactured for us by a single source in Canada, Vortex Sales and Marketing, Inc., and we have a facility in Pennsylvania that can customize these shoulder pads. As is the case with all of our material suppliers, however, we do not have a long term agreement with Vortex for our shoulder pads. All of our other shoulder pads are imported as finished products from sources in the Far East.

         We purchase our baseball products, other than baseball batting helmets, from suppliers in the Far East and we source our practicewear from domestic suppliers. Athletic uniforms are purchased on a made-to-order basis from domestic suppliers.

         All of our manufactured protective products are subjected to at least four separate quality control procedures. Quality control inspections for helmets are conducted when the product is molded, when liners are inserted, when face guards are attached and when the product is finished, and samples of all models produced are tested in accordance with National Operational Committee for Safety in Athletic Equipment standards. We continually monitor our products for quality.

         All adult competitive protective football helmet shells are covered by a five-year warranty and youth football helmet shells are covered by a three-year warranty. Helmet liners, protective padding and shoulder pads are covered by a one-year warranty.

         Principal raw materials purchased by us for use in our protective products include various custom and standard grades of resins, plastic and foam as well as metal fasteners, paints and cardboard. Similar materials are used in most purchased components and finished products along with steel wire used in purchased face guard components and textile products used in purchased practicewear and athletic uniforms. We purchase resin, which is an integral component in the manufacture of helmets, for our competitive helmets from a single supplier, a division of the General Electric Company, although we do not have a long term agreement with General Electric. We believe, however, that alternative sources of supply could be arranged without any material harm to our business.

         We employ an engineering staff principally with respect to the design, development and improvement of our helmets and shoulder pads and to the testing of raw materials which are used in our products or in the development of new products. We have eight employees mainly devoted to design, development and quality and have several patents and patents pending that are applicable to our protective products.

         Reconditioning

         Our reconditioning services include the sanitizing, buffing or painting, replacing certain parts and recertifying of athletic equipment as conforming to National Operational Committee for Safety in Athletic Equipment standards. These services are performed at our reconditioning facilities which are located throughout the United States.

         Cheerleading and dance team uniforms and accessories

         Most of the cheerleading and dance team uniforms designed, manufactured and marketed by us are made to order. During 1999, we contracted for our production requirements with nine independent U.S. garment manufacturers. The manufacturers provide knitting, cutting, sewing, finishing and shipping, and we provide the patterns, fabrics, yarn and manufacturing specifications and quality control supervision. We also provide some cutting, knitting and lettering at two specialized production facilities. The use of independent manufacturing facilities to fulfill our production needs affords us with the flexibility to adjust our production output to meet our highly seasonal selling cycle. The use of independent manufacturers also reduces our fixed costs, which we believe is beneficial in a highly seasonal business.


         Cheerleading accessories such as shoes, pompons and campwear are purchased from various suppliers including Nike(R), Capezio(R) and Converse(R), among others. We have expanded the variety and number of accessories we market, which has contributed to the increase in our revenues in recent years.

         RETAIL SEGMENT

         Our retail segment markets our Riddell branded products through retailers and distributors in the United States, and to a lesser extent internationally. Although we sell some recreational football and baseball equipment, most of the products sold by our retail segment are sports collectibles. In the fourth quarter of 1999, we launched a web site for our collectibles, www.riddell.com.

         Our sports collectibles are sold under licenses from NFL Properties, which has granted us a license to use the names, symbols, emblems, designs and colors of the member clubs of the NFL and the "League Marks" (such as "National Football League, " "NFL", "AFC", "Super Bowl," "Pro Bowl," the "NFL Shield" design and other insignia adopted by the NFL) on authentic and replica football helmets sold for display purposes to fans and collectors. We also have licenses from most major colleges, Major League Baseball and NASCAR.

         We sell football helmets in various miniature and full-sized models. We also sell lamps and desk organizers bearing the colors and logos of NFL and college football teams. We sell miniature baseball batter's helmets and lamps under licenses from Major League Baseball and a desk organizer bearing logos and designs licensed from NASCAR and various professional drivers.

         Marketing sales and promotion

         The products in our retail segment are primarily sold to retail and specialty sporting goods stores and distributors through independent commissioned sales representatives. We use different price points and product types to strategically target different channels of retail trade.

         In support of our sports collectible products, we have initiated various advertising and public relations efforts. Advertisements are placed in publications targeted toward the sports collectible industry as well as other licensed products retailers. We also provide incentives to retail outlets to advertise and display Riddell products during promotional periods and participate in a major national sporting goods show where we promote our products.

         The retail segment also benefits from the promotional exposure under the NFL Agreement described above within the extracurricular segment.

         Production

         We engineer, manufacture and package our full size collectible helmets at our plant in Chicago, Illinois in a process similar to that used for our competitive helmets. We purchase our miniature helmets and other collectible products principally from two sources in China.

         We have retained a design company to assist us in developing new retail collectible products on terms that we believe are customary in the industry and from time to time we work with other design companies.

         Athletic products sold as part of the retail segment are manufactured or purchased, together with similar products sold through our extracurricular segment.

         LICENSING SEGMENT

         We license our Riddell and MacGregor trademarks to third parties for use on various products, including clothing and footwear.

         We are continually exploring additional opportunities for licensing the MacGregor and Riddell trademarks and retain the services of an independent licensing agent to assist our worldwide efforts in this regard.

         The licensing segment also benefits from the promotional exposure of our agreement with the NFL because it gives our Riddell brand national television exposure on a weekly basis during the football season.

         Riddell licensing

         We license the Riddell trademark to third parties for certain types of casual clothing, socks and athletic footwear.

         We license the "Riddell" name to an affiliate of Enterprise Rent-a-Car for the use of the Riddell brand on footwear. Under the terms of a settlement agreement reached in 1997 with the bankruptcy trustee for MacGregor Sporting Goods, Inc., and others, we have ceded all of the royalties from this license until the earlier of the second half of 2007 or such time as the license produces $3.0 million (plus interest) of royalties to certain third parties.

         MacGregor licensing

         We have granted Kmart Corporation a non-exclusive license to use the MacGregor trademark on athletic socks until June 30, 2001. We have also granted Footstar, Inc. an exclusive license to use the MacGregor trademark on athletic footwear sold at Kmart stores under a license with an initial term expiring on June 30, 2001. The license granted to Footstar is renewable at Footstar's option for an additional two-year period if certain conditions are satisfied.

Our Internet business

         We believe that we can take advantage of commercial opportunities offered by electronic community-building and commerce as it relates to the extracurricular activities market because we have the largest nationwide proprietary sales force in the U.S. in the extracurricular activities market. We believe that our Internet strategy of building community sites and simultaneously establishing complementary commerce sites affords us an opportunity to extend our relationship sales and marketing strategy to expand our core business and to develop new lines of business.

         We launched our Internet business in the fourth quarter of 1999 with our first two web sites: a community web site with e-commerce elements for cheerleaders, www.varsity.com, and our e-commerce web site for our sports collectibles, www.riddell.com.

         We plan to devote a substantial portion of our Internet efforts towards developing community-based web sites, with dance, football and soccer the most likely near-term additions.

         Unlike the Internet operations of other companies, which are looking for a portion of a large generic market, such as teenage girls, our approach to the Internet is to focus on well-defined special interest groups such as participants in football, soccer, baseball and softball, and cheerleading and dance teams. We also plan to eventually develop sites for other extracurricular activities, such as bands and choirs.

         The age group of our target market includes the demographic sector commonly called Generation Y, the 56 million boys and girls between the ages of 10 and 24.

         We currently operate our electronic commerce business through several of our existing subsidiaries, although we may at some future date establish a separate subsidiary to run our Internet business.

         Our Internet advantages

         Strong community identification

         We believe that our target customers are so dedicated to the extracurricular activities in which they participate that the activity often becomes a defining aspect of their lives. For example, cheerleaders, football players and other high school and youth athletes are typically very enthusiastic about these activities. As a result of the enthusiasm typically displayed by these individuals, we believe that we can aggregate a large audience through our Internet operations by gradually adding additional web sites for these distinct groups.

         Our community sites will feature original, frequently-updated, highly-relevant content that speaks directly to each targeted group's need for information which helps individuals improve the quality of their participation and increase their enjoyment of their activity. Through their involvement with our Internet sites, community members will not only be able to get information, but will also have the opportunity to be interactively involved to benefit themselves and their teams. They will be encouraged to submit articles and pictures, ask questions of the experts, make postings on various message boards, enter contests, play games, etc.

         For example, for cheerleaders, there would be information on new routines, safety tips, upcoming competitions, etc., as well as discussions of other logical outside interests of cheerleaders, such as beauty, fashion, style, etc. The site will also serve as a secure Intranet among the cheerleading squad itself, allowing the squad, as a supplement or alternative to traditional methods of communication, to post the schedule of games and practices, letting the coach communicate with the cheerleading squad, and permit squad members to exchange ideas, schedule practice times, and otherwise chat or communicate. We believe that a secure Internet site for a cheerleading squad is, in many instances, a more efficient way for the members of the squad to communicate than traditional means, such as by telephone or by meeting in person.

         Cost-effective web site promotion

         We will use our direct sales force to promote our web sites. When the sales force is calling on coaches and squads to sell our traditional products, they will be educating them about the benefits of our web sites. In addition the sales force will be able to help coaches get their own squad pages up on our site at no cost to the team, group or school.


         We believe that we have a marketing advantage as compared to other Internet companies in promoting our web sites, because we already have our own 320 salespeople calling on 10,000 to 15,000 high schools every four or five weeks during our sales season.

         In addition, we also run cheerleading camps for over 200,000 cheerleaders in the summer, recondition over 600,000 football helmets, and sell approximately 200,000 new football helmets and approximately 2,200,000 million pieces of cheerleading and team sport clothing, equipment and accessories each year. In connection with all of these activities, we plan to gather e-mail addresses, distribute fliers at schools and cheerleading camps and attach hang tags on all of our uniforms, equipment and accessories, promoting the appropriate community web site. We believe these efforts will increase the awareness of our brands and web sites on a very cost-effective basis.

         We believe that the coaches and instructors who have come to rely on us for various goods and services will find that their jobs can be made easier by our Internet offerings and therefore are likely to become even more supportive of us and our products.

         Internet benefits

         New revenue streams

         We believe that the Internet will give rise to new revenue streams from product sales, advertising and sponsorships and strategic alliances.

         Direct link to our customers

         The content and community-building aspects of our web sites will enhance existing relationships with coaches and participants in extracurricular activities.

         Market penetration

         We believe that the Internet will be particularly effective in selling uniforms and equipment to the recreational youth leagues, a large market that is not a part of an organized public or private school system. This is a highly fragmented market which we believe includes approximately 20 million boys and girls between the ages of 5-18 who participate in a variety of team sports and purchase in excess of $1.5 billion of athletic equipment and clothing for use in these activities each year.

         The coaches and parents who typically organize and are in charge of these various recreational youth leagues are typically pressed for time. The ability of these individuals to readily access, order and purchase uniforms, equipment and accessories easily over the Internet in a single transaction will be very attractive to these individuals. As a consequence, we believe that electronic commerce can rapidly increase our sales to this market.

         Broaden distribution of sports collectibles and customized products

         We believe that our web site dedicated to our retail products will overcome the geographical and inventory limitations of stores, which preclude our ability to offer collectibles of every team in every city. Over the Internet, our extensive line of NFL, MLB and collegiate full and miniature size helmets and other collectibles such as our lamps and desk organizers will be far more readily available to consumers. For instance, on the Internet, even a Cincinnati Bengals fan living in Phoenix, Arizona can readily obtain any of the Cincinnati Bengals collectible items, many if not all of which are unlikely to be carried in the local Phoenix stores.

         The Internet will also enable us to offer customized products (i.e., your high school team's helmet for Father's Day with a memento printed on the helmet) that cannot readily be sold through traditional commercial channels.

Seasonality and backlog

         Our operations are highly seasonal. In recent years, our operations have been most profitable in the second and third quarters, with the third quarter typically the strongest, while losses have typically been incurred in the first and fourth quarters.

         The following table sets forth selected unaudited operating results of Riddell for each of the four quarters in

1999, 1998 and 1997. The results presented for the first and second quarter of 1997 have been adjusted on a pro forma basis to include the results of Varsity Sprit Corporation for the period before its acquisition and other matters related to the Varsity acquisition. The pro forma adjustments are described in
Note 2 of the consolidated financial statements included elsewhere in this report. You should read this information together with the consolidated financial statements, the notes related to those financial statements and the other financial data included elsewhere in this report.



                                                                First           Second          Third           Fourth
                                                                Quarter         Quarter         Quarter         Quarter
                                                                -------         -------         -------         -------
                                                                                  (In thousands)
Year ended December 31, 1999:
   Revenues                                                      $34,259         $65,526         $79,965         $28,847
       Percent of total annual revenues                              16%             32%             38%             14%
   Operating income (loss)                                      $(2,709)        $  9,464         $14,002        $(5,072)
   Net income (loss)                                             (6,367)           5,367           9,174         (8,783)

Year ended December 31, 1998:
   Revenues                                                      $30,979         $59,008         $69,339         $27,274
       Percent of total annual revenues                              17%             32%             37%             14%
   Operating income (loss)                                      $(3,749)          $7,965         $10,702        $(7,401)
   Net income (loss)                                             (3,409)           2,164           5,049        (10,943)

Year ended December 31, 1997 (first and second quarter
pro forma):
   Revenues                                                      $26,916         $56,146         $62,974         $28,049
       Percent of total annual revenues                              16%             32%             36%             16%
   Operating income (loss)                                      $(2,571)          $2,004          $9,645        $(1,118)
   Net income (loss)                                             (6,002)         (1,821)           6,014         (4,461)

         The loss for the fourth quarter of 1998 included a $3.1 million charge relating to strategic actions taken at the end of 1998 as further discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations". Net income for the third quarter of 1999 included income tax expense of $905,000 relating to the valuation of deferred taxes.

         This seasonal pattern is influenced by the following factors:

         o Orders and shipments for our extracurricular segment's athletic products and reconditioning services are solicited over a sales cycle that begins late in the fall of each year and continues until just before the start of a new school year at the end of the following summer. Delivery of products and performance of reconditioning services reach a low point in the fall of each year after school begins and during the football playing season. These activities contribute most to profitability in the first through third quarters of each calendar year.

         o Cheerleading and dance uniforms and accessories are typically ordered and shipped between late March, when new cheerleaders are selected for the coming school year, and August, just before the new school year begins.

         o Most of the extracurricular segment's camp revenues relate to our cheerleading camps. We incur costs relating to our camp business from the fourth quarter through the second quarter as we prepares for the upcoming camp season, while most revenue relating to camps is earned during the June to August period.

         o Our retail segment's sports collectible products are sold to retailers throughout the year. However, sales are usually at their highest during the third and fourth quarters as retailers build inventory in anticipation of both the football and the holiday shopping seasons.

         o The sale of Umbro branded items is also seasonal, substantially following the pattern of our existing extracurricular athletic products as soccer, like football, is primarily a fall sport. Soccer, however experiences a spring season as well, which may somewhat temper the seasonality of the sale of Umbro branded products.

         Our sales order backlog was $20.6 million at February 29, 2000 an 8% increase over February 28, 1999 backlog of $19.0 million. Backlog increased in all of our business units. We expect substantially all of the backlog to be shipped within the 2000 calendar year.

Competition

         Athletic products

         Our principal competitor in the football helmet market is Schutt, manufacturer of the AIR helmet. Also, Bike Athletic Co., Inc. has recently introduced a football helmet. We compete principally with Bike Athletic Co., Inc., Douglas, Inc., Gear 2000, Inc. and Rawlings Sporting Goods Company, Inc. in the football shoulder pad business. We compete principally with Diamond Sports Co., Rawlings Sporting Goods Company, Inc., Wilson Sporting Goods Company and other companies in baseball and softball products. We also compete with Champion Products, Inc., Russell Athletic, Inc., and other companies for practicewear and athletic game uniforms. We principally compete with Adidas, Nike, and other companies for soccer team apparel, footwear and equipment. We also compete with numerous independent dealers throughout the United States who market our competitors' products. Some of our competitors are substantially larger and have greater resources than us.

         We believe that we compete in the football market on the basis of quality, price, reliability, service, comfort and ease of maintenance. With respect to football and other athletic products, we believe that our direct sales force provides us with a competitive advantage in terms of our ability to provide superior customer service and that our factory-direct pricing is a significant price advantage due to the elimination of independent dealers which are used by our competitors.

         Reconditioning

         Reconditioners compete on the basis of quality, price, reputation, convenience and customer loyalty. We believe that we are the largest nationwide participant among the approximately 30 competitors in the highly fragmented athletic reconditioning industry.

         Spirit products and services

         We are one of two major companies that design and market cheerleader, dance team and booster club uniforms and accessories on a national basis. Besides us and our major national competitor, National Spirit Group, there are many other smaller regional competitors serving the uniform and accessories market in the United States. We believe that the principal factors governing the selection of cheerleader and dance team uniforms and accessories are the quality, variety, design, delivery, service and, to a lesser extent, price.

         We are also one of two companies that annually operate a significant number of cheerleader and dance team camps in the United States, again the other being National Spirit Group. There are also many other smaller companies and schools that operate cheerleading camps and clinics on a regional basis. We believe that the principal factors governing the selection of a cheerleader or dance team camp or clinic are the reputation of the camp operator for providing quality instruction and supervision, location, schedule and the tuition charged for camp participation.

         Retail collectible products

         Our collectible products compete with a large number and wide array of manufacturers and sellers of sports and other collectible and memorabilia products, some of which have greater resources than us. Among our competitors in this large marketplace are sellers of products such as autographed photographs and uniforms and other memorabilia and manufacturers of clothing, such as caps and jackets.

         Licensing

         Competition in the licensing of sports equipment, apparel and footwear is substantial, and the Riddell and MacGregor brands compete with numerous companies also having significant brand recognition, many of which have greater financial, distribution, marketing and other resources. Brand recognition and reputation for quality are important competitive factors in the licensing of sports apparel and footwear. Competing brands include Adidas(R), Champion(R), Converse(R), Nike(R), Rawlings(R), Reebok(R), Russell(R) and Wilson(R).

Patents and trade secrets

         Some of our football helmet liner systems and other items are protected by patents and trade secrets, including a patent on our inflatable liner expiring in 2010. Other patents on the liners will expire in 2008. We also have patents expiring in 2006, 2007 and 2008 on various components of our shoulder pads which improve absorption of shock.

Trademarks and service marks

         We own various common law and registered trademarks in the U.S. and various foreign countries including the following: Riddell, MacGregor, ProEdge, Power, Air Pac, Warrior, Biolite, Maxpro, Universal Cheerleaders Association, Varsity Spirit, United Spirit Association, National High School Cheerleading Championship, the Universal Dance Association, Universal Dance Camps, Varsity Spirit Fashions and The National Dance Team Championship, among others.

         Our use of the MacGregor trademark is limited by an agreement with Global Licensing Corporation, which owns the similar trademark McGregor. Under this agreement, the parties have agreed on certain restrictions in the use of their respective trademarks. We have licensed the MacGregor trademark in connection with certain team sports items sold to extracurricular customers. We do not have the MacGregor trademark rights to golf products.

Governmental regulation

         Our products and accessories are subject to the Federal Consumer Product Safety Act, which empowers the Consumer Product Safety Commission to protect consumers from hazardous sporting goods and other articles. The Consumer Product Safety Commission has the authority to exclude from the market certain articles which are found to be hazardous and can require a manufacturer to repurchase such goods. Similar local laws exist in some states and cities in the United States, Canada and Europe. We maintain a quality control program for our protective equipment operations and other products that is designed to comply with applicable laws. To date, none of our products have been deemed to be hazardous by any governmental agency.

         There is no national governing body regulating cheerleading and dance team activities at the collegiate level. Although voluntary guidelines relating to safety and sportsmanship have been issued by the NCAA and some of the athletic conferences, to date cheerleading and dance teams are generally free from rules and restrictions similar to those imposed on other competitive athletics at the college level. However, if rules limiting off-season training are applied to cheerleading and/or dance teams similar to rules imposed by the NCAA on some inter-collegiate sports, it is likely that we would be unable to offer a significant number of our camps either because participants would be prohibited from participating during the summer or because enough suitable sites would not be available. Although we are not aware of any school officially adopting these activities as a competitive sport, recognition of cheerleading and/or dance teams as "sports" would increase the possibility that cheerleader or dance activities may become regulated. We currently do not believe that any regulation of collegiate cheerleading or dance teams as a "sport" is forthcoming in the foreseeable future, and in the event any rules are proposed to be adopted by athletic associations, we expect to participate in the formulation of such rules to the extent permissible.

         At the high school level, some state athletic associations have classified cheerleading as a sport and in some cases have imposed certain restrictions on off-season practices and out-of-state travel to competitions. However, in all cases to date, we have been able to work with these state athletic associations to designate acceptable times for the cheerleaders within these states to attend camps. We have also signed agreements with several state associations to assist with sponsoring and executing official competitions within these states. To date, state regulations have not had a material effect on our ability to conduct our normal business activities.

         Operations at all of our facilities are subject to regulation by the Occupational Safety and Health Agency and various other regulatory agencies.

         Our operations are also subject to environmental regulations and controls. While some of the raw materials used by us may be potentially hazardous, we have not received any material environmental citations or violations and have not been required to spend significant amounts to comply with applicable law.

Employees

         At December 31, 1999, we had approximately 1,254 employees. Approximately 1,118 of these employees were employed on a full time basis and approximately 136 were part time or temporary employees. Approximately 26 employees employed in manufacturing at the Chicago factory are represented by the Chicago and Central States Joint Board, Amalgamated Clothing and Textile Workers Union, under a collective bargaining agreement which expires in March 2002. Approximately 26 of our employees working in reconditioning at our New York facility are represented by the Local #500A United Food and Commercial Workers Union (AFL-CIO) under a collective bargaining agreement which expired in January 2000. We have been discussing a renewal of this agreement with the union.

         During the summer of 1999, we employed approximately 2,000 summer camp instructors, trainers and administrators on a seasonal basis.

         We believe that our relations with our employees are satisfactory.

Insurance and product liability proceedings

         Insurance

         We carry general liability insurance with coverage limits which we believe is adequate for our business.

         We also maintain product liability insurance under an occurrence-based policy providing coverage against all claims currently pending against us and future claims relating to injuries occurring between December 1994 and January 2005 even if such claims are filed after the end of the policy period. The insurance program provides certain basic and excess coverages with combined aggregate coverage of over $40,000,000 subject to the limitations described below.

         The first level of insurance coverage under the policy provides basic coverage of up to $2,250,000 per claim(with an annual limit of $4,500,000) in excess of an uninsured retention (deductible) of $750,000 per occurrence. This basic coverage has an aggregate limit which is currently $4,900,000, but the policy requires us to increase this maximum limit to $7,700,000 by paying a fixed annual payment or by prepaying the required premium at any time, which counts at 120% of the amount paid toward the limit.

         The insurance program also provides for additional coverage, which may be subject to certain state statutes limiting the applicability of such coverage in certain instances, of up to $20,000,000 per occurrence, in excess of the first $3,000,000 of each claim which is covered by the uninsured retention and basic coverage, to the extent available. Claims covered by this excess coverage are subject to one of two separate $20,000,000 aggregate policy limits, depending on the date of the related injury. The first $20,000,000 aggregate limit applies to claims for injuries occurring prior to January 31, 1998 while claims occurring after January 1998, are covered under the second separate $20,000,000 aggregate limit.

         In March 1999, a jury rendered a verdict against us in a Texas product liability lawsuit for an accident that occurred prior to January 31, 1998 for approximately $11.4 million plus interest from February 1996. We have filed an appeal of the verdict. If the verdict was paid in full it would be covered by the insurance described above, except for an amount equal to the $750,000 uninsured retention. This amount, however, is already included in our balance sheet reserves. Any such payment by the insurance company would reduce the aggregate limits of insurance coverage available for other claims, as discussed above.

         There is no certainty that coverage will remain available to us after January 2005 or that the insured amounts will be sufficient to cover all existing or future claims. Our product liability insurance carrier is a division of American International Group, Inc.

         Product liability proceedings

         We have historically been a defendant in product liability personal injury suits allegedly related to the use of football helmets manufactured or reconditioned by us. As of March 1, 2000, five product liability cases were pending against us.

         We have established reserves for pending product liability claims and determine our reserves based on the level of insurance that is available and estimates of losses and defense and settlement costs which we anticipate would result from such claims based on information available at the time the financial statements are issued. Due to the uncertainty involved with estimates, actual results have at times varied substantially from earlier estimates and could do so in the future. Accordingly, there can be no assurance that the ultimate costs of these claims or potential future claims will fall within the established reserves. See Note 11 to the Consolidated Financial Statements.

Item 2:  PROPERTIES

         We own our principal football helmet manufacturing facility located in Chicago, Illinois and we lease various facilities throughout the U.S.

         We believe our properties, machinery and equipment are adequate for our current requirements.

         Set forth below is information regarding our principal properties:


                                                                       Square
Location                                 Principal Use                 Footage     Lease Expiration Date
--------                                 -------------                --------     ---------------------
New York, New York              Corporate headquarters                     650      September 2000(1)

Chicago, Illinois               Headquarters of Riddell, Inc.           95,000      Owned
                                and helmet manufacturing

Elk Grove Village, Illinois     Warehouse and distribution             105,000      March 2005
                                center

Elyria, Ohio                    Headquarters for All                    72,000      September 2014
                                American Sports Corporation
                                reconditioning operations and
                                customer service

Stroudsburg, Pennsylvania       Reconditioning and shoulder             44,000      October 2001
                                pad customizing

Memphis, Tennessee              Headquarters for Varsity's              64,000      November 2000
                                Operations  and
                                Manufacturing

Olive Branch, Mississippi       Warehouse                               80,000      October 2000

         We also lease several smaller facilities throughout the country. With respect to those facilities whose leases expire later this year, we either have made or intend to make arrangements to either extend these leases or for alternate facilities. We do not believe that we will be harmed by any of these lease expirations.



ITEM 3. LEGAL PROCEEDINGS

         Riddell and its subsidiaries from time to time become involved in various claims and lawsuits incidental to their businesses including without limitation, employment related, product liability and personal injury litigation. See Item I "Insurance and Product Liability Proceedings."

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         None.

--------
         (1) We currently anticipate that we will be moving our corporate headquarters in the early part of the second quarter of 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our common stock was quoted on the The Nasdaq National Stock Market System under the symbol RIDL in 1997 and through November 20, 1998. Commencing November 23, 1998 our common stock was listed on the American Stock Exchange under the symbol RDL. As of December 31, 1999, there were approximately 730 holders of record of our common stock. The following table sets forth the high and low sales prices for our common stock as reported by the NASDAQ-NMS for 1997 and through November 23, 1998, and as reported by the American Stock Exchange for the rest of 1998 and for 1999:

                                                 High              Low

Year Ended December 31, 1997:
First Quarter                                    5 1/2             3 7/8
Second Quarter                                   5 7/8             3 5/8
Third Quarter                                    6                 4 5/16
Fourth Quarter                                   5 3/8             3 7/8

Year Ended December 31, 1998:
First Quarter                                    5 5/8             4
Second Quarter                                   6 3/8             4 7/8
Third Quarter                                    5                 3 3/4
Fourth Quarter                                   6 5/8             2 5/8


Year Ended December 31, 1999:
First Quarter                                    7 7/8             3 5/8
Second Quarter                                   4 3/16            3
Third Quarter                                    4                 2 7/8
Fourth Quarter                                   3 1/2             2 13/16

         The closing sale price of the Common Stock on December 31, 1999 was $3 7/16.

Dividend Policy

         Since our inception, we have not declared or paid, and do not currently intend to declare or pay, any dividends on shares of our common stock, and intend to retain future earnings for reinvestment in our business. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our results of operations, financial condition, contractual restrictions and other factors deemed relevant by our Board of Directors. Our revolving credit facility prohibits us from paying any cash dividends until such time as it has been repaid in full. In addition, the terms of our senior notes include restrictions which require us to meet certain financial ratios before cash dividends could be paid and which limit the payment of cash dividends to 50% of cumulative net income earned while the senior notes are outstanding.

ITEM 6. SELECTED FINANCIAL DATA

         The following selected consolidated financial information should be read in conjunction with the Consolidated Financial Statements and related note included elsewhere in this report.

                    (In thousands, except per share amounts)


Statement of Operations Data (1)                                      Year Ended December 31,
                                        ----------------------------------------------------------------------------------
                                             1999           1998 (2)           1997             1996             1995
                                        --------------   --------------   --------------   --------------   --------------
Net revenues                                  $208,597         $186,600         $138,273          $72,382          $67,043
Cost of revenues                               123,762          113,541           80,675           38,813           35,794
                                        --------------   --------------   --------------   --------------   --------------
Gross profit                                    84,835           73,059           57,598           33,569           31,249
Selling, general and
  administrative expenses (3)                   69,210           64,617           46,278           27,853           25,983
Other charges (credits) (4)                       (60)              925               --               --               --
                                        --------------   --------------   --------------   --------------   --------------
Income from operations                          15,685            7,517           11,320            5,716            5,266
Interest expense                                15,379           14,656           11,879            2,763            2,795
                                        --------------   --------------   --------------   --------------   --------------
Income (loss) before taxes
  and extraordinary item                           306          (7,139)            (559)            2,953            2,471
Income taxes                                       905               --               --              110              100
                                        --------------   --------------   --------------   --------------   --------------
Income (loss) before
  extraordinary item (5)                        $(599)         $(7,139)           $(559)           $2,843           $2,371
                                        ==============   ==============   ==============   ==============   ==============
Earnings (loss) per share before
  extraordinary item:
         Basic                                 $(0.06)          $(0.78)          $(0.07)            $0.35            $0.29
         Diluted                                (0.06)          $(0.78)           (0.07)             0.33             0.29


Balance Sheet Data (1) (6)                                                 December 31,
                                        ----------------------------------------------------------------------------------
                                             1999             1998             1997             1996             1995
                                        --------------   --------------   --------------   --------------   --------------
Working capital                                $49,908          $37,963          $37,599          $25,957          $19,286
Total assets                                   194,336          186,211          181,761           76,361           74,125
Long-term debt, less
  current portion                              136,097          126,900          122,500           29,984           23,600
Stockholders' equity                            24,865           25,451           32,125           27,745           24,902

                                                                     Year Ended December 31,
                                        ----------------------------------------------------------------------------------
                                             1999             1998             1997             1996             1995
                                        --------------   --------------   --------------   --------------   --------------
Statements of Cash Flows Data:
  Cash flows from operating
     activities (7)                           ($6,655)             $682           $4,361         ($4,584)         ($2,203)
  Cash flows from investing
     activities (7)                            (3,228)          (4,479)         (93,225)          (1,313)          (1,392)
  Cash flows from financing
     activities (7)                              8,644            4,538           89,518            5,639          (4,020)
Other Data (unaudited):
   EBITDA (8)                                  $21,519          $13,230          $15,330           $7,909           $7,433

-----------------------

1)       In June 1997 Riddell acquired Varsity Spirit Corporation.

2) Operations for 1998 were impacted by $1.5 million of losses relating to new product initiatives and $3.1 million of costs (including the restructuring plan costs referred to in note 4 below) relating to certain strategic changes which were undertaken to improve future profitability, see "Management's Discussion and Analysis of Financial Condition and Results of Operations, " for greater detail regarding our restructuring.

3) In 1994 selling, general and administrative expenses included an adjustment to record a $4.6 million charge for a product liability litigation loss.

4) Other charges of $1,188,000 in 1994 consisted of certain costs relating to a change in Riddell's method of distributing team sports products. Other charges of $925,000 in 1998 consisted of lease termination and employee severance costs related to a restructuring plan adopted in 1998, see "Management's Discussion and Analysis of Financial Condition and Results of Operations," for greater detail regarding our restructuring.

5) An extraordinary item in 1995 consisted of a $1,900,000 ($0.23 per share) provision for costs relating to fraudulent transfer litigation.

6) See Note 11 to the consolidated financial statements relating to contingent liabilities.

7) For more detail regarding cash flow from these activities see the Consolidated Statements of Cash Flow on page F-6.

8) EBITDA is the sum of our earnings or loss before extraordinary items (and the cumulative effect of changes in accounting principles (as applicable)), interest, income taxes, depreciation and amortization expense. EBITDA is a widely accepted financial indicator of a company's ability to service indebtedness. However, EBITDA should not be considered as an alternative to income from operations or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) and should not be construed as an indication of our operating performance or as a measure of our liquidity. The measure of EBITDA presented above may not be comparable to similarly titled measures reported by other companies because EBITDA is not a standardized measure of profitability or cash flow as defined by generally accepted accounting principals.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         We acquired Varsity Spirit Corporation on June 19, 1997. The Varsity acquisition significantly increased the size of our business and significantly changed our financial structure. Varsity's operations include the design and marketing of cheerleader and dance team uniforms and the operation of cheerleader and dance team camps, clinics and special events. These operations are a part of our extracurricular segment.

         On a pro forma basis, 1997 revenue for Riddell combined with Varsity was $174.1 million, more than double our 1996 historical stand alone revenues in the year before the acquisition. Revenues have since grown to $186.6 million in 1998 and $208.6 million in 1999.

         Our historical operating results in 1997 do not include Varsity's operations for the portion of the period before the Varsity acquisition. This makes comparisons of operating results for that period less meaningful. In order to overcome this limitation, part of the discussion and analysis that follow is based on comparisons to operating results in 1997 adjusted on a pro forma basis to include Varsity's results for the period before the acquisition and other matters related to the acquisition as if the acquisition had taken place on January 1, 1997. The pro forma adjustments are described in Note 2 of the Consolidated Financial Statements.

         The net purchase price for Varsity Spirit Corporation was $91.2 million, including costs of the acquisition and was paid in cash. In transactions directly related to the acquisition, Riddell issued $115 million of 10.5% senior notes, sold approximately $4.4 million of Riddell common stock to four key managers of Varsity and entered into a new working capital credit facility, which was subsequently revised in April 1999. The net proceeds from these transactions were used to finance the acquisition, to refinance Riddell's former credit agreement, to pay fees and expenses of the acquisition and to repay $5.6 million of long term debt.

         Set forth below is the percentage of our revenues generated by each of our three business segments in the years ended December 31, 1997, 1998 and 1999. Information for the year ended December 31, 1997 is pro forma, giving effect to our acquisition of Varsity in June, 1997.

                                                             Year ended December 31,
                                                       --------------------------------
                                                         1997         1998        1999
                                                       --------     --------     ------
         Extracurricular Segment:
              Spirit and dance products and services     58.2%        60.1%        57.7%
              Team sports products and services          30.0%        29.3%        33.1%
                                                         -----        -----        -----
              Total extracurricular segment              88.2%        89.4%        90.8%

         Retail Segment                                  10.4%         9.7%         8.7%
         Licensing Segment                                1.4%         0.9%         0.5%

Results of operations

Year ended December 31, 1999 compared to the year ended December 31, 1998

         Overview

         In 1999, we achieved significant improvement in the profitability of our business. Income before taxes increased $7.4 million, from a $7.1 million loss in 1998 to a profit before taxes of $0.3 million in 1999.

         Revenues increased both from initial sales of new product lines as well as increased volume from our traditional lines of products and services. We also began to see benefits from actions taken late in 1998 to reduce costs and improve profitability. Some of these actions resulted in charges that totaled $3.1 million, which contributed to our loss in 1998. These charges included $925,000 classified as a restructuring charge and are discussed in more detail below in the overview of 1998 operations and the discussion of the restructuring plan.

         Most of our operating improvement occurred in our extracurricular segment where operating income increased $7.1 million from $11.4 million in 1998 to $18.5 million in 1999. We also achieved significant improvement in our retail segment which generated operating income of $1.2 million in 1999, up from operating income of under $0.1 million in 1998.

         Our pre-tax profit in 1999 was achieved notwithstanding expenses and losses of approximately $1.8 million relating primarily to two new initiatives, our strategy for the Internet and our entry into the U.S. team-soccer market through our license from Umbro, both of which provide us with significant growth potential. The $1.8 million includes approximately $0.5 million of expenses incurred as we began to develop our internet operations and $1.3 million of losses relating to the start-up of our line of Umbro branded team soccer products which began at the end of 1998. Spending on our Internet operations is likely to continue in 2000 at an increased rate, as we continue to invest in our Internet strategy. Our Internet operations are still being developed and we do not yet know the ultimate size and scope of these operations. Consequently, at the present time we cannot ascertain the ultimate costs for our internet operations over future periods.

         Revenues

         Revenues in 1999 increased $22.0 million, or 12%, to $208.6 million in comparison to revenues of $186.6 million in 1998.

         All of the revenue gain came from our extracurricular segment where revenues increased 14% or $22.6 million, from $166.8 million in 1998 to $189.4 million in 1999. The extracurricular segment includes team sports and school spirit lines of products and services.

         Sales of team sports products and services grew by 27% or $14.5 million, from $54.6 million in 1998 to $69.1 million in 1999. Sales of our new line of Umbro-branded team soccer products and our new line of athletic game uniforms generated $9 million of the increase. We also benefitted from increased focus on sales to youth leagues as well as increased volume and generally higher selling prices on our traditional team sports products.

         Revenues from school spirit lines products and services grew by 7% or $8.1 million, from $112.2 million in 1998 to $120.3 million in 1999. More than half of the revenue growth came from increased volume of uniforms and accessories. Camp and event revenues increased as well with the number of camp participants growing by 8,000 to 215,000 in 1999 after being relatively flat between 1997 and 1998.

         Revenues from the retail segment were $18.1 million in both 1998 and 1999. Sales of sports collectible products increased while there was an offsetting decease in the volume of youth football equipment sold to retailers, as we shifted our youth emphasis to direct sales within our extracurricular segment.

         Royalty income from trademark licensing decreased by $0.6 million to just over $1.0 million in 1999 in comparison to trademark licensing royalties of $1.6 million in 1998. The decline was anticipated due to the expiration of certain licenses in 1998.

         Gross profit

         Gross profit in 1999 increased to $84.8 million from $73.1 million in 1998. Gross margins increased as a percentage of revenues to 40.7% in 1999 from 39.2% in 1998. Gross margins in 1998 had been negatively impacted by $1.7 million of charges relating to product line changes and other strategic decisions which affected the realizable value of inventories. Gross margins in 1998 were 40.1% if adjusted to eliminate the impact of these charges.

         The gross margin rate for the extracurricular segment increased to 40.8% in 1999 from 39.5% in 1998. Gross margins in 1998 were 40.2% if adjusted to eliminate the impact of the portion of the 1998 charges discussed above which related to the extracurricular segment. Margin rates improved in 1999 as a result of modest increases in selling prices, favorable negotiations with vendors and contractors, improved leverage due to higher absorption of the fixed portion of operating costs against higher revenue and certain other actions taken at the end of 1998 which reduced costs in 1999.

         Gross margins for the retail segment increased to 35.7% of revenues in 1999 from 31.0% of revenues in 1998. Gross margins in 1998 were 33.7% if adjusted to eliminate the impact of the portion of the 1998 charges discussed above which related to the retail segment. The increase in margins in 1999 was principally due to a shift in product mix as the decline in retail segment sales, as discussed above, occurred in product lines that carry below average margins in the segment. Many of the factors contributing to the margin improvement in the extracurricular segment also contributed to the margin improvement in the retail segment.

         While trademark licensing does have some costs including selling, general and administrative expenses, there are no costs that are deducted in arriving at gross profit. Accordingly, any increase or decrease in royalty income results in a corresponding increase or decrease in gross profit for the licensing segment.

         Selling, general and administrative expenses

         Selling, general and administrative expenses in 1999 increased by $4.6 million from $64.6 million in 1998 to $69.2 million in 1999. This increase included $1.5 million of commissions relating to higher sales and $3.4 million of expense increases relating to our new line of Umbro-branded team soccer products leaving a net overall decrease of $0.3 million in all other selling, general and administrative expenses. Selling, general and administrative expenses decreased as a percentage of sales to 33.2% in 1999 from 34.6% in 1998. Selling, general and administrative expenses in 1998 were impacted by $0.4 million of charges relating to strategic changes, as discussed above, and would have been 34.4% of revenues before consideration of this charge. The improvement in the expense percentage in 1999 is principally due to the cost saving initiatives implemented at the end of 1998 and improved absorption of the relatively fixed portions of selling, general and administrative expenses resulting from the increase in revenues. Expenses in 1999 were negatively impacted by approximately $0.5 million of expenses incurred in initial development costs relating to our Internet operations.

         Extracurricular segment selling, general and administrative expenses decreased as a percentage of revenues to 31.1% of revenues in 1999 from 32.5% in 1998. The improvement in the expense ratio was due to the reasons discussed in the preceding paragraph. Expenses in 1998 included $0.3 million of the charges relating to strategic changes, as discussed above.

         Retail segment selling, general and administrative expenses decreased as a percentage of revenues to 29.2% of revenues in 1999 from 30.7% in 1998. The improvement in the expense ratio was due to the cost saving initiatives implemented at the end of 1998, as well as planned reductions in product development costs.

         Licensing segment selling, general and administrative expenses were stable in comparison to the prior year, at approximately $0.8 million in both 1999 and 1998.

         Interest expense

         Interest expense in 1999 increased 5%, or $0.7 million over 1998 levels due to an increase in average indebtedness. Debt levels were higher in 1999 due to higher indebtedness at the beginning of 1999 than at the beginning of 1998 and increased working capital demands related to our new line of Umbro-branded team soccer products and volume growth in other product lines.

         Income taxes

         Income tax expense in 1999 reflects an adjustment relating to the valuation of deferred taxes and not a cash payment of taxes. No tax expense, other than this adjustment, was recorded in 1999, as we have net operating loss carryforwards which offset any such taxes.

         In 1998 we did not recognize income tax benefits arising from the year's net loss. The unrecognized tax benefits, after any amount offset against 1999 taxable income and together with unrecognized tax benefits arising from net operating losses in earlier years, would be utilized with the generation of approximately $5.0 million in future pre-tax income and adjustments.

         We have certain nondeductible annual expenses which are added as adjustments to pretax income to calculate taxes. These expenses include nondeductible amortization of approximately $2.1 million, much of which arises from goodwill associated with the Varsity acquisition. The effect of these adjustments, as well as other items effecting our tax rates, are shown in the reconciliation of our tax provision to taxes based on statutory rates shown in
Note 11 to our Consolidated Financial Statements.

Year ended December 31, 1998 compared to pro forma year ended December 31, 1997

         Overview

         Operations for 1998 resulted in a net loss of $7.1 million. While we achieved satisfactory performance in our core extracurricular business, we incurred a loss of $1.5 million relating to several new product initiatives and suffered from weak performance in our retail and licensing segments. We also incurred costs of $3.1 million relating to certain strategic changes being undertaken to improve future profitability. These factors are discussed in greater detail in the following paragraphs and comparisons.

         The loss of $1.5 million from new initiatives within our extracurricular segment included start up costs for a new line of team soccer apparel, equipment and footwear to be marketed under the newly acquired license to use the Umbro trademark in the United States; entry into new areas of the school and private dance studio dance market including the Company Dance program; and the introduction of athletic game uniforms. These activities were unprofitable during 1998 due to start up costs and because some activities were started too late in the year to generate enough revenues to offset the costs. We believe that the losses incurred for these activities are valuable investments in the future and view these areas as important to our future growth potential.

         Operations for 1998 were also impacted by lower profits from the trademark licensing and retail product segments. Licensing declined as our license to Kmart for MacGregor branded apparel and bags was not renewed when it expired in June 1998, although the license was renewed for other products. Profitability of the retail segment decreased due to a decline in sales of sports collectible products.

         We also initiated a series of strategic actions in late 1998 which we believe will assist in facilitating future profitability. These actions included the implementation of a restructuring plan which led to a $925,000 charge in 1998. See "Restructuring plan" below for a description of the plan.

         Other strategic actions generated additional charges of $2.1 million in 1998. The charges included costs related to product line changes, and were comprised of $0.1 million for further minimum royalties on products discontinued, $1.7 million of inventory valuation matters, and $0.3 million for changes in marketing materials. The impact of these changes is discussed further in the comparisons of gross margins and selling, general and administrative expenses, below.

         Revenues

         Revenues in 1998 increased $12.5 million, or 7%, to $186.6 million in comparison to pro forma revenues of $174.1 million in 1997.

         All of our revenue gains came from the extracurricular segment where revenues increased 9% or $13.2 million, from $153.6 million on a pro forma basis in 1997 to $166.8 million in 1998. Increased volume in cheerleading and dance uniform and accessory products accounted for the largest part of this revenue increase, registering a sales increase of $7.1 million, with most of the gain occurring in the line's core products. In addition, camp and event revenue increased $3.7 million primarily due to a strong increase in special event attendance. Athletic product volume increased $2.4 million due largely to expanded offerings of athletic practice wear and a new emphasis on the youth football market where sales had been declining in recent years.

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

         Royalty income from trademark licensing decreased by $0.8 million to $1.6 million in 1998 in comparison to trademark licensing royalties of $2.4 million in 1997. This decrease is attributable to the expiration in June 1998 of a license for MacGregor branded apparel and bags with Kmart.

         Gross profit

         Gross profit in 1998 increased to $73.1 million from $71.0 million on a pro forma basis in 1997. Gross margins decreased as a percentage of revenues to 39.2% in 1998 from 40.8% on a pro forma basis in 1997. Gross profits were impacted by a 1998 charge to reflect product line changes and other strategic decisions which affected the realizable value of inventories. This charge impacted margins for both the extracurricular segment and the retail segment and, along with the decrease in royalty income discussed above, accounted for most of the decline in margins. Margins were also impacted by a shift in the mix of products sold by both the extracurricular and retail segments as most of the year's revenue gains occurred in product lines that carry lower margins than the average of our other products.

         Gross margins for the extracurricular segment decreased to 39.5% of revenues in 1998 from 40.2% of revenues on a pro forma basis in 1997. The decrease was due to the factors described in the preceding paragraph. Charges arising from product line changes and other strategic decisions which impacted margins for the extracurricular segment in 1998 amounted to $1.2 million.

         Gross margins for the retail segment decreased to 31.0% of revenues in 1998 from 37.8% of revenues in 1997. The retail segment's margin decrease was also due to the factors described above. Charges arising from product line changes and other strategic decisions which impacted margins for the retail segment in 1998 amounted to $0.5 million.

         Selling, general and administrative expenses

         Selling, general and administrative expenses in 1998 increased by $1.6 million to $64.6 million from $63.0 million on a pro forma basis in 1997. Selling, general and administrative expenses decreased as a percentage of sales to 34.6% in 1998 from 36.2% on a pro forma basis in 1997. The comparison to 1997 is affected by $2.8 million of expenses in 1997 relating to the settlement of certain non-product liability litigation and by the segment related factors discussed below.

         Extracurricular segment selling, general and administrative expenses decreased as a percentage of revenues to 32.5% of revenues in 1998 from 33.2% on a pro forma basis in 1997. The total of these expenses increased $3.2 million over pro forma 1997 levels. In addition to a normal level of growth related expenses, the 1998 expenses included approximately $0.3 million of expenses relating to strategic changes and over $2.0 million of expenses related to new initiatives, both of which are discussed in the overview above. The 1997 expenses included unusual expenses from the Varsity acquisition including a charge of $0.6 million for in-the-money Riddell stock options contractually granted to certain employees who were previously employed by Varsity and a charge of $0.4 million stemming from a revaluation of receivable reserves in June 1997 that was included in Varsity's preacquisition results.

         Retail segment selling, general and administrative expenses increased as a percentage of revenues to 30.7% of revenues in 1998 from 28.2% in 1997. The total of these expenses increased $0.5 million over 1997 levels. The expenses increased due to an increase in marketing and product development costs and also included expenses relating to the strategic changes discussed above.

         Selling, general and administrative expenses relating to trademark licensing decreased approximately 15% to $0.8 million in 1998.

         Interest expense

         Interest expense in 1998 increased 3%, or $0.4 million over 1997 interest computed on a pro forma basis. The increase is due to a higher level of working capital indebtedness during the year.

Umbro license

         In 1998, we entered into a license agreement with Umbro International, Inc. which entitles us to market and manufacture Umbro brand soccer team apparel, footwear, equipment and accessories on an exclusive basis to the team channel of distribution throughout the United States, Puerto Rico and the U.S. Virgin Islands. The term of the license is five years with an option to renew for an additional five-year period if we achieve certain performance levels. The license is royalty-free in 1999. We are required to begin paying royalties in the year 2000, at which time we are also required to meet annual minimum sales figures. If we fail to meet required minimum sales levels subsequent to 1999 for two consecutive annual periods, Umbro has the right to terminate the license.

MacGregor trademark

         We acquired certain rights to the MacGregor trademark as part of an acquisition in 1988 at an allocated cost of approximately $18.0 million. We are amortizing the trademark over a period of forty years. The unamortized cost of this asset included in intangible assets at December 31, 1999 was approximately $12.8 million (See Note 7 of the Consolidated Financial Statements). If there were a material decline in the revenues from the MacGregor trademark, then the carrying amount of the MacGregor trademark rights could be deemed to have been impaired. A write-down for such impairment could have a material adverse effect on our financial position and results of operations.

Restructuring plan

         As discussed in the results of operations section above, in the fourth quarter of 1998 we formulated and initiated a restructuring plan involving the consolidation of several of our reconditioning facilities and the elimination of approximately 40 jobs including two senior positions. Together these actions led to a $925,000 restructuring charge in 1998. The charge includes a provision of $800,000, included in accrued liabilities at December 31, 1998, for certain lease termination and employee severance costs, most of which were expected to be expended during 1999. The restructuring actions are expected to yield annual savings of over $1.0 million once facility closures are completed and new centralized operations are fully implemented. The restructuring actions resulted in cost savings of approximately $400,000 in 1999, net of non-recurring current year expenses of $160,000 for restructuring related costs such as moving expenses.

         The initial restructuring plan called for essentially all of our restructuring activities to have been completed by the end of 1999. We completed and commenced operations of a new, larger reconditioning facility in 1999. However, the consolidation of reconditioning facilities originally scheduled for the fall of 1999 has been delayed until late in the first quarter or early in the second quarter of 2000. The cessation of reconditioning operations at certain other facilities has been delayed to allow additional time for the new reconditioning facility to reach full capacity. As a result, while the anticipated senior positions were eliminated, none of the employee severance costs related to the elimination of jobs at reconditioning facilities was expended in 1999. We are also now planning to use one of the leased reconditioning facilities originally slated for closure for the alternative purpose of warehousing finished goods. Accordingly, in the fourth quarter of 1999 accrued restructuring costs were reduced by the $60,000 of accrued lease termination expenses which will not be incurred.

         Of the $800,000 of restructuring costs included in accrued liabilities at December 31, 1998, approximately $480,000 was paid in 1999 and, as discussed above, $60,000 of lease termination costs were reversed to income. The remaining $260,000 is included in accrued liabilities at December 31, 1999 and is anticipated to be disbursed in 2000.

Liquidity and capital resources

         We have filed a registration statement relating to a proposed rights offering to Riddell's stockholders and a proposed concurrent offering of additional shares of our common stock. The rights offering would afford our current stockholders the right to purchase an aggregate of up to 1,000,000 shares of our common stock. We intend to assemble a standby group of purchasers, which would include members of our management, our officers and directors, and certain outside investors, who would agree to purchase a portion, or all, of the shares in the rights offering not otherwise purchased by our stockholders. The concurrent offering will seek to sell 250,000 shares of our common stock and will be underwritten by H.C. Wainwright & Co., Inc., which will also act as our Solicitation Agent in connection with the rights offering.

         We are conducting the rights offering and concurrent offering to finance our Internet business and for additional working capital. We believe that we could finance our Internet business at some level from our existing capital resources. However, the resources provided by the rights offering and concurrent offering will provide us with greater flexibility in developing our Internet business and not require that we divert capital that we would otherwise use for our base business. It is not likely that our Internet business will be profitable over the next year, and it could generate losses which could exceed the proceeds from the rights offering and the concurrent offering. Since our Internet operations are still being developed we do not yet know the ultimate size and scope of these operations. Consequently, future development of Internet operations could possibly require additional capital.

         The seasonality of our working capital needs is primarily impacted by three factors. First, a significant portion of the products we sell into the extracurricular segment are sold throughout the year on dated-payment terms, with the related receivables becoming due when the school year begins during the following July to October period. Second, we incur costs relating to our summer camp business from the fourth quarter and into the second quarter as we prepare for the upcoming camp season, while camp revenues are mostly collected in the June to August period. Lastly, our debt structure impacts our working capital requirements as the semi-annual interest payments on our $115 million, 10.5% Senior Notes come due each January and July.

         To finance these seasonal working capital demands, we maintain a credit facility in the form of a revolving line of credit. The outstanding balance on the credit facility follows the seasonal cycles described above, increasing during the early part of the operating cycle in the first and second quarters of each year and then decreasing from the third quarter and into the fourth quarter as collections are used to reduce the outstanding balance.

         At December 31, 1999 the outstanding balance under the credit facility was $13.6 million. This compares with outstanding balances of $4.4 million at December 31, 1998. The increase in outstanding borrowings between December 31, 1998 and December 31, 1999 reflects the factors discussed above in the paragraph on interest expense in the comparison of results of operations between these periods.

         In April 1999, we entered into a revised credit facility with Bank of America National Trust and Savings Association. The revised credit facility replaced our $35 million credit facility with NationsBank (now named Bank of America) and NBD Bank which subsequently became a participant in the revised facility. The revised credit facility consists of a line of credit in a principal amount not to exceed $48 million, expiring at the end of December 2003. Draws under the line of credit are limited to a percentage of some of our receivables and inventory. The outstanding balance of the line accrues interest at a rate of LIBOR plus a margin of 2.25% on draws so designated by us, payable at the end of the applicable interest period, but not less frequently than quarterly, and on other draws at the higher of the bank's prime rate plus a margin of 0.75% or the Federal Funds rate plus 1.25%, payable monthly. The credit facility also calls for an unused line fee equal to an annual rate of 0.375% applied to the amount by which the lesser of $40 million and the then maximum revolving amount exceeds the average daily balance of outstanding borrowings under the line. Starting April 29, 2000, the margin of the interest rate over the related rates is subject to quarterly adjustment dependent on certain financial ratios. The interest rate margin can vary between 1.75% and 2.75% over LIBOR, 0.25% to 1.25% over the prime rate and 0.75% and 1.75% over the Federal Funds rate. The initial adjustment on April 29, 2000, will increase the margin to its maximum level. The credit facility agreement contains covenants which, among other things, require us to meet certain financial ratio and net worth tests, restrict the level of additional indebtedness we may incur, limit payments of dividends, restrict the sale of assets and limit investments we may make. The credit facility also requires repayment of the principal amount upon the occurrence of a change in the control, as defined, of

Riddell. We have pledged essentially all of our tangible assets as collateral for the credit facility. We sought the increased size of the credit facility to provide working capital for new initiatives, especially our new line of Umbro-branded team soccer products.

         Our current debt service obligations are significant and, accordingly, our ability to meet our debt service and other obligations will depend on our future performance and is subject to financial, economic and other factors, some of which are beyond our control. Furthermore, due to the seasonality of working capital demands described above, year-over-year growth in our business and working capital could lead to higher debt levels in future periods. We believe that operating cash flow together with funds available from our credit facility will be sufficient to fund our current debt service, seasonal and other current working capital requirements.

Year 2000 issues

         Riddell, like virtually all companies and organizations, was faced with addressing the Year 2000 issue which relates to the possibility that computer systems and computer chips embedded in equipment may not be able to properly process data after December 31, 1999.

         While we have not experienced any Year 2000 problems, at this time we cannot be sure whether any Year 2000 problems will surface and interfere with our business over the coming months. We believe that we completed the process of assessing which of our information systems were subject to Year 2000 problems and have taken corrective actions to minimize the potential impact of Year 2000 problems. However, the issues involved remain full of complexities and uncertainties, so there can be no assurance that our corrective actions have been sufficient to protect us from Year 2000 problems. We also may still face potential Year 2000 issues with third parties such as our customers and our suppliers. If Year 2000 problems impact our business, our operating results and financial condition could be materially harmed.

         The most significant Year 2000 issues Riddell faced were associated with the computer information systems used to plan, operate and track our business. The following is a summary of the actions which were taken for each of our four major computer information systems:

         Helmet manufacturing and retail operations: Year 2000 issues were addressed by replacing hardware and software with new systems certified as Year 2000 compliant by the vendor. The system replacement is part of a modernization effort that was initiated in early 1997 and was completed in November 1999.

         Extracurricular athletic product distribution and reconditioning operations: Existing system software was upgraded and modified to address Year 2000 issues. The process was completed in the fourth quarter of 1998, and the system was tested and certified by our vendor as Year 2000 compliant.

         Spirit products: Year 2000 issues were satisfied through corrective modifications of existing software. The process, including system testing, was completed early in October 1999. We are also still in the process of replacing the existing software with a new system, that is certified as Year 2000 compliant by the vendor, as part of an overall upgrade of system capabilities, but we made the Year 2000 corrections to the existing software as the new system could not be fully implemented before the end of 1999.

         Camps and events: Year 2000 issues were satisfied through corrective modifications of existing software. The process was completed, including system testing, early in the second quarter of 1999.

         We also faced potential Year 2000 problems relating to embedded computer chips which control equipment used in our business, such as telephone equipment and a limited amount of machinery. We repaired or replaced equipment found to have Year 2000 problems.

         We also may still face potential Year 2000 issues with third parties. These third parties include customers who purchase our extracurricular and retail products and suppliers of raw materials and finished goods, among others. Because our extracurricular products and services are sold to a large number of schools and other customers, it has been impractical to poll them all in order to determine their Year 2000 readiness. However, because this customer base is large, the potential of a negative impact on us may be lowered as none of these customers individually account for a material portion of our revenues.

         Expense for Year 2000 remedial programs for the years ended December 31, 1997, 1998 and 1999 was approximately $200,000, $250,000 and $150,000, respectively. We have also incurred capital expenditures for computer hardware and software related to the system replacements described above, of approximately $150,000, $800,000 and $800,000 for the years ended December 31, 1997, 1998 and 1999, respectively. These capital expenditures include all of the system upgrade and modernization aspects of the replacement programs discussed above.

         Readers are cautioned that forward-looking statements contained in the Year 2000 disclosure should be read in conjunction with our Special Cautionary Notice Regarding Forward-Looking Statements located at the beginning of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Item 14(a) in Part IV and page F-1 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

         The Registrant hereby incorporates by reference in response to Part III its Proxy Statement to be filed pursuant to Regulation 14A by April 17, 2000 (except to the limited extent the rules and regulations of the Commission authorize certain sections of such Proxy Statement not to be incorporated herein by reference, as specifically indicated in such Proxy Statement).

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1) and (a)(2) Financial Statements and Schedules to Financial Statements

                  The financial statements, notes thereto, financial statement schedules and accountants' report listed in the "Index to Financial Statements" on page F-1 of this Report are filed as part of this Report.

         (a)(3) Exhibits

                  The exhibits listed in the Exhibit Index attached to this Report are filed as part of this Report.

         (b) Reports on Form 8-K

                  None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               RIDDELL SPORTS INC.



Dated:  March 28, 2000                            By:   David Mauer
                                                        -----------------------
                                                        Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



DAVID MAUER              Chief Executive Officer                 March 28, 2000
------------             and Director
David M. Mauer           (Principal Executive Officer)



ROBERT  NEDERLANDER      Chairman of the Board                   March 28, 2000
-------------------
Robert Nederlander



JEFFREY G. WEBB          Vice Chairman of the Board              March 28, 2000
---------------          and Chief Operating Officer
Jeffrey G. Webb



LEONARD TOBOROFF         Vice President and Director             March 28, 2000
----------------
Leonard Toboroff



DAVID GROELINGER         Executive Vice President and            March 28, 2000
----------------         Chief Financial Officer
David Groelinger         (Principal Financial Officer)



LAWRENCE SIMON           Senior Vice President                   March 28, 2000
--------------           (Principal Accounting Officer)
Lawrence Simon



DON KORNSTEIN            Director                                March 28, 2000
-------------
Don Kornstein



JOHN MCCONNAUGHY, JR.    Director                                March 28, 2000
---------------------
John McConnaughy, Jr.



                         Director                                March 28, 2000
---------------------
Glenn E. Schembechler



ARTHUR N. SEESSEL        Director                                March 28, 2000
-----------------
Arthur N. Seessel

Item 14(c) PART IV

         Exhibit Index

EXHIBIT
NUMBER           DESCRIPTION

2.1 Agreement and Plan of Merger, dated as of May 5, 1997, by and among Riddell Sports Inc., Cheer Acquisition Corp. and Varsity Spirit Corporation (15).

3.1      Amended and Restated Articles of Incorporation of Riddell Sports Inc.
         (11).

3.2      First Amended and Restated Bylaws of Riddell Sports Inc. (9).

3.3 Certificate of Incorporation of All American Sports Corporation (formerly known as Ameracq Corp) (17).

3.4      Bylaws of All American Sports Corporation (formerly known as Ameracq
         Corp) (17).

3.5      Certificate of Incorporation of Cheer Acquisition Corp. (17).

3.6      Bylaws of Cheer Acquisition Corp. (17).

3.7      Certificate of Incorporation of Equilink Licensing Corporation (17).

3.8      Bylaws of Equilink Licensing Corporation (17).

3.9      Certificate of Incorporation of Proacq Corp. (17).

3.10     Bylaws of Proacq Corp. (17).

3.11     Certificate of Incorporation of RHC Licensing Corporation (17).

3.12     Bylaws of RHC Licensing Corporation (17).

3.13 Amended and Restated Articles of Incorporation of Riddell, Inc. (formerly known as EN&T Associates Inc.) (17).

3.14     Bylaws of Riddell, Inc. (formerly known as EN&T Associates Inc.) (17).

3.15     Amended and Restated Articles of Incorporation of Ridmark Corporation
         (17).

3.16     Bylaws of Ridmark Corporation (17).

3.17     Charter of International Logos, Inc. (17).

3.18     Bylaws of International Logos, Inc. (17).

3.19     Charter of Varsity/Intropa Tours, Inc. (17).

3.20     Bylaws of Varsity/Intropa Tours, Inc. (17).

3.21 Amended and Restated Charter of Varsity Spirit Fashions & Supplies, Inc. (17).

3.22     Bylaws of Varsity Spirit Fashions & Supplies, Inc. (17).

3.23     Amended and Restated Charter of Varsity USA, Inc. (17).

3.24     Bylaws of Varsity USA, Inc. (17).

4.1 Indenture, dated as of June 19, 1997, between Riddell, certain subsidiaries of Riddell Sports Inc., as guarantors, and Marine Midland Bank, as Trustee (14).

9.1      Voting Trust Agreement dated May 1991 (2).

10.1 Settlement Agreement, dated April 9, 1981, among McGregor-Doniger Inc., Brunswick Corporation and The Equilink Corporation (2).

10.2     1997 Stock Option Plan (13).

10.3 Lease, dated November 12, 1993, between the International Brotherhood of Painters and Allied Trade Union and Industry Pension Fund and Riddell, Inc., (8); and Amendment dated March 20, 1995 (8); and Amendment dated September 19, 1996 (12); and Amendment dated February 2000 (1).

10.4 Lease Agreement, dated April 1991, by and between Stroudsburg Park Associates and All American Corp. (3); as amended March 31, 1995 (9).

10.5 1991 Stock Option Plan (2) as amended by amendments described in Riddell Sports Inc.'s proxy materials for its annual stockholders meetings held on August 20, 1992, September 30, 1993, June 27, 1996 and June 24, 1997.

10.6 Employment Agreement, dated June 22, 1992, between Riddell Sports Inc. and Robert F. Nederlander (4); amended July 27, 1994 (6).

10.7 Employment Agreement, dated June 22, 1992, between Riddell Sports Inc. and Leonard Toboroff (4); amended July 27, 1994 (6).

10.8 Employment Agreement, dated March 19, 1993, commencing March 25, 1993 between David Mauer and Riddell Sports Inc. (5), as amended January 17, 1994; November 1, 1994 (7); November 28, 1994 (8).

10.9 Employment Agreement, dated as of March 7, 1996, between Riddell Sports Inc. and David Groelinger (10), as amended March 7, 1998 (18) and as amended March 1, 2000 (1).

10.10 Note Purchase Agreement, dated October 30, 1996, between Riddell Sports Inc. and Silver Oak Capital, L.L.C., as amended by letter agreement dated May 2, 1997 (11).

10.11 Registration Rights Agreement, dated November 8, 1996, between Riddell Sports Inc. and Silver Oak Capital L.L.C. (11).

10.12 Shareholders Agreement, dated as of May 5, 1997, between Riddell Sports Inc., Cheer Acquisition Corp. and certain shareholders of Varsity Spirit Corporation (16).

10.13 Employment Agreement, dated as of May 5, 1997, between Riddell Sports Inc. and Jeffrey G. Webb (16).

10.14 Employment Agreement, dated as of May 5, 1997, between Riddell Sports Inc. and W. Kline Boyd (16), as amended August 2, 1999 (1).

10.15 Umbro License Agreement, dated as of November 23, 1998, between Umbro International, Inc. and Varsity Spirit Fashions & Supplies, Inc. (19).

10.16 Asset and USISL Stock Purchase Agreement, dated as of November 1998, between Umbro International, Inc. and Varsity Spirit Fashions & Supplies, Inc. (19).

10.17 Amended and Restated Loan, Guaranty And Security Agreement dated as of April 20, 1999 among the financial institutions named therein, as the Lenders, Bank of America National Trust and Savings Association, as the Agent, Riddell Sports Inc., as the Parent Guarantor, Riddell, Inc., All American Sports Corporation, Varsity Spirit Corporation, and Varsity Spirit Fashions & Supplies, Inc. collectively, as the Borrower and all other subsidiaries of the Parent Guarantor, collectively, as the Subsidiary Guarantors (19), as amended July 16, 1999 (1) and as amended January 1, 2000 (1).

10.18 Industrial Lease and Agreement dated October 1, 1998, between Laphiew Gin Company and Varsity Spirit Corporation (19).

10.19 Sublease between Nederlander Television and Film Production, Inc. and Riddell Sports Inc., as amended (1).

10.20 Agreement to Build and Lease dated as of December 30, 1998 between MMCA Development, LLC and All American Sports Corporation (1), as amended February 1, 2000 (1).

21       List of subsidiaries (17).

23       Consent of Grant Thornton LLP regarding Riddell Sports Inc. (1).

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

(3) Incorporated by reference to Riddell Sports Inc.'s Form 10-K report (Commission File No. 0-19298) for the year ended December 31, 1991.

(4) Incorporated by reference to Riddell Sports Inc.'s Form 10-Q report (Commission File No. 0-19298) for the quarter ended June 30, 1992.

(5) Incorporated by reference to Riddell Sorts Inc.'s Form 10-K report (Commission File No. 0-19298) filed on March 30, 1993.

(6) Incorporated by reference to Riddell Sports Inc.'s Form 10-Q for the quarter ended June 30, 1994.

(7) Incorporated by reference to Riddell Sports Inc.'s Form 10-Q for the quarter ended September 30, 1994.

(8) Incorporated by reference to Riddell Sports Inc.'s Form 10-K for the year ended December 31, 1994.

(9) Incorporated by reference to Riddell Sports Inc.'s Form 10-K for the year ended December 31, 1995, dated November 11, 1996.

(10) Incorporated by reference to Riddell Sports Inc.'s Form 10-Q dated May 14, 1996.

(11) Incorporated by reference to Riddell Sports Inc.'s Form 10-Q dated November 11, 1996.

(12) Incorporated by reference to Riddell Sports Inc.'s Form 10-K for the year ended December 31, 1996.

(13) Incorporated by reference to Riddell Sports Inc.'s Proxy Statement filed June 6, 1997.

(14) Incorporated by reference to Riddell Sports Inc..'s Form 8-K dated June 19, 1997.

(15) Incorporated by reference to Riddell Sports Inc.'s Report on Form 8-K filed May 8, 1996.

(16) Incorporated by reference to Varsity Spirit Corporation Schedule 13D filed June 25, 1997.

(17) Incorporated by reference to Riddell Sports Inc.'s Registration Statement on Form S-4 (Registration No. 333-31525) filed July 18, 1997.

(18) Incorporated by reference to Riddell Sports Inc.'s Form 10-K Report for the year ended 1997 (file No. 0-19298).

(19) Incorporated by referenced to Riddell Sports Inc.'s Form 10-K Report for the year ended 1998 (File No. 0-19298).

                         INDEX TO FINANCIAL STATEMENTS

                                                                            Page

Report of Independent Certified Public Accountants .......................   F-2

Consolidated Balance Sheets at December 31, 1999 and 1998 ................   F-3

Consolidated Statements of Operations for the years ended
    December 31, 1999, 1998 and 1997 .....................................   F-4

Consolidated Statements of Shareholders' Equity for the years
    ended December 31, 1999, 1998 and 1997 ...............................   F-5

Consolidated Statements of Cash Flows for the years ended
    December 31, 1999, 1998 and 1997 .....................................   F-6

Notes to Consolidated Financial Statements ...............................   F-7

Financial Statement Schedules

    Report of Independent Certified Public Accountants on Schedule .......   S-1

    Schedule II --Valuation and Qualifying Accounts ......................   S-2

    All other financial statement schedules are omitted as the required information is presented in the financial statements or the notes thereto or is not necessary.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Riddell Sports Inc.

         We have audited the accompanying consolidated balance sheets of Riddell Sports Inc. (a Delaware corporation) and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the management of Riddell Sports Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Riddell Sports Inc. and Subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

                               GRANT THORNTON LLP

Chicago, Illinois
February 21, 2000

                      RIDDELL SPORTS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                             December 31,
                                                                        ----------------------
                                                                          1999           1998
                                                                        ---------    ---------
                                     ASSETS
Current assets:
  Cash ..............................................................   $     513    $   1,752
  Accounts receivable, trade, less allowance for doubtful
    accounts ($1,863 and $1,302 respectively) (Note 4) ..............      32,524       28,016
  Inventories (Note 5) ..............................................      33,388       28,763
  Prepaid expenses ..................................................       7,578        6,493
  Other receivables .................................................       2,020        1,644
  Deferred taxes (Note 12 ) .........................................       2,076        1,253
                                                                        ---------    ---------
           Total current assets .....................................      78,099       67,921
Property and equipment, less accumulated depreciation (Note 6) ......       7,771        7,871
Intangible assets and deferred charges, less accumulated
  amortization (Note 7) .............................................     105,952      108,735
Other assets ........................................................       2,514        1,684
                                                                        ---------    ---------
               Total assets .........................................   $ 194,336    $ 186,211
                                                                        =========    =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable ..................................................   $  10,318    $  12,744
  Accrued liabilities (Note 11) .....................................      11,783       11,253
  Customer deposits .................................................       6,090        5,961
                                                                        ---------    ---------
           Total current liabilities ................................      28,191       29,958
Long-term debt, less current portion (Note 8) .......................     136,097      126,900
Deferred taxes (Note 12) ............................................       2,076          348
Other liabilities (Note 11) .........................................       3,107        3,554
Commitments and contingent liabilities (Notes 10 and 11) ............        --           --

Shareholders' equity (Note 9):
  Preferred stock, $.01 par; authorized 5,000,000 shares; none issued        --           --
  Common stock, $.01 par; authorized 40,000,000 shares; issued
    and outstanding 9,263,957 and 9,258,957 shares, respectively ....          93           93
  Capital in excess of par ..........................................      36,862       36,849
  Accumulated deficit ...............................................     (12,090)     (11,491)
                                                                        ---------    ---------
           Total shareholders' equity ...............................      24,865       25,451
                                                                        ---------    ---------
               Total liabilities and shareholders' equity ...........   $ 194,336    $ 186,211
                                                                        =========    =========

                 See notes to consolidated financial statements

                      RIDDELL SPORTS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                           Years ended December 31,
                                                     -----------------------------------
                                                         1999        1998        1997
                                                     ---------    ---------    ---------
Net revenues:
  Net sales, products and reconditioning .........   $ 156,411    $ 136,283    $ 103,583
  Camps and events ...............................      51,130       48,704       32,302
  Royalty income .................................       1,056        1,613        2,388
                                                     ---------    ---------    ---------
                                                       208,597      186,600      138,273
                                                     ---------    ---------    ---------
Costs of revenues:
  Products and reconditioning ....................      89,166       79,611       58,718
  Camps and events ...............................      34,596       33,930       21,957
                                                     ---------    ---------    ---------
                                                       123,762      113,541       80,675
                                                     ---------    ---------    ---------
Gross profit .....................................      84,835       73,059       57,598
Selling, general and administrative expenses .....      69,210       64,617       46,278
Other charges (credits) ..........................         (60)         925         --
                                                     ---------    ---------    ---------
Income from operations ...........................      15,685        7,517       11,320
Interest expense (Note 8) ........................      15,379       14,656       11,879
--------------------------------------------------   ---------    ---------    ---------
Income (loss) before taxes .......................         306       (7,139)        (559)
Income taxes .....................................         905         --           --
--------------------------------------------------   ---------    ---------    ---------
Net (loss) .......................................       ($599)     ($7,139)       ($559)
                                                     =========    =========    =========

Net (loss) per share, basic and diluted ..........      ($0.06)      ($0.78)      ($0.07)

Weighted average number of common and common
  equivalent shares outstanding, basic and diluted       9,260        9,134        8,585

                 See notes to consolidated financial statements

                      RIDDELL SPORTS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)


                                                                            Retained
                                              Common Stock      Additional   earnings       Total
                                           -------------------   paid in   (Accumulated  Shareholders'
                                            Shares     Amount    capital     deficit)       equity
                                           --------   --------  ---------- ------------  -------------
Balance, January 1, 1997 ...............      8,068   $     81   $ 31,457      ($3,793)   $   27,745
  Compensation in connection
    with option grants .................       --         --          559         --             559
  Issuance of common stock upon
    exercise of stock options ..........         25       --           60         --              60
  Sale of common stock,
    net of costs .......................        986         10      4,310         --           4,320
  Net (loss) for the year ..............       --         --         --           (559)         (559)
                                           --------   --------   --------   ----------    ----------
Balance, December 31, 1997 .............      9,079         91     36,386       (4,352)       32,125
  Issuance of common stock
    upon exercise of stock
    options and warrants ...............         99          1        136         --             137
  Stock issued to employees ............         81          1        327          328
  Net (loss) for the year ..............       --         --         --         (7,139)       (7,139)
                                           --------   --------   --------   ----------    ----------
Balance, December 31, 1998 .............      9,259         93     36,849      (11,491)       25,451
  Issuance of common stock
    upon exercise of stock options .....          4       --           13         --              13
  Net (loss) for the year ..............       --         --         --           (599)         (599)
                                           --------   --------   --------   ----------    ----------
Balance, December 31, 1999 .............      9,263   $     93   $ 36,862     ($12,090)   $   24,865
                                           ========   ========   ========   ==========    ==========

                 See notes to consolidated financial statements

                      RIDDELL SPORTS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                     Years ended December 31,
                                                                 -----------------------------------
                                                                   1999         1998         1997
                                                                 ---------    ---------    ---------
Cash flows from operating activities:
  Net (loss) .................................................   ($    599)   ($  7,139)   ($    559)
  Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
    Depreciation and amortization:
      Amortization of debt issue costs .......................         843          803          502
      Other depreciation and amortization ....................       5,834        5,713        4,010
    Stock options issued .....................................        --           --            559
    Compensation expense for stock issued to employees .......        --            199         --
    Provision for losses on accounts receivable ..............       1,196          929          365
    Deferred taxes ...........................................         905         --           --
    Change in assets and liabilities (net
     of effects from acquisitions):
      (Increase) decrease in:
        Accounts receivable, trade ...........................      (5,704)      (2,520)       6,426
        Inventories ..........................................      (4,625)      (4,697)       1,400
        Prepaid expenses .....................................      (1,085)         307        2,304
        Other receivables ....................................        (376)         (82)         975
        Other assets .........................................        (830)         212           45
      Increase (decrease) in:
        Accounts payable .....................................      (2,426)       4,367       (4,010)
        Accrued liabilities ..................................         530          664         (502)
        Customer deposits ....................................         129        1,432       (6,167)
        Other liabilities ....................................        (447)         494         (987)
                                                                 ---------    ---------    ---------
           Net cash provided by (used in) operating activities      (6,655)         682        4,361
                                                                 ---------    ---------    ---------
Cash flows from investment activities:
  Capital expenditures .......................................      (2,542)      (2,494)      (1,814)
  Acquisitions ...............................................        --           --        (91,245)
  Umbro license acquisition fee ..............................        --           (500)        --
  Other investments ..........................................        (686)      (1,485)        (166)
                                                                 ---------    ---------    ---------
           Net cash used in investing activities .............      (3,228)      (4,479)     (93,225)
                                                                 ---------    ---------    ---------
Cash flows from financing activities:
  Net borrowings under line-of-credit agreement ..............       9,197        4,400      (17,890)
  Proceeds from issuance of long-term debt ...................        --           --        115,000
  Debt issue costs ...........................................        (566)        --         (6,220)
  Principal payments on long-term debt:
    Shareholders .............................................        --           --           (439)
    Banks and other ..........................................        --           --         (5,313)
  Proceeds from issuance of common stock .....................          13          138        4,380
                                                                 ---------    ---------    ---------
        Net cash provided by financing activities ............       8,644        4,538       89,518
                                                                 ---------    ---------    ---------
Net increase (decrease) in cash ..............................      (1,239)         741          654
Cash, beginning ..............................................       1,752        1,011          357
                                                                 ---------    ---------    ---------
Cash, ending .................................................   $     513    $   1,752    $   1,011
                                                                 ---------    ---------    ---------

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

         Business: Riddell markets and manufactures products and services for the extracurricular portion of the educational market. The Company owns or licenses leading brands, such as Riddell(R), Varsity Spirit(R), Umbro(R) and MacGregor(R) for products and services for team sports and school spirit activities. Riddell markets its products and services to schools and recreational organizations and the coaches and participants in the extracurricular market through its own nationwide sales force, a web site targeted to specific activities and a year-round marketing cycle of special events, competitions and instruction.

         Inventories: Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and include material, labor and factory overhead.

         Property and equipment: Property and equipment are stated at cost. Depreciation is being computed using the straight-line method over the estimated useful lives (principally 30 years for buildings and improvements, except for leasehold improvements depreciated over the lessor of the lease term or their useful life, and 3 to 7 years for machinery and equipment) of the related assets.

         Intangible assets and deferred charges: Debt issue costs are amortized to interest expense over the term of the related debt. Other intangibles and deferred charges are being amortized by the straight- line method over their respective estimated lives.

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

         Revenues: Sales of products and reconditioning are generally recorded upon shipment to customers. Camp and event revenues are recognized over the term of the respective activity. Royalty income is generally recorded by Riddell when earned based upon contracts with licensees. These contracts provide for royalties based upon the licensee's sales or purchases of covered products, subject to periodic minimum amounts of royalties.

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

                      RIDDELL SPORTS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

could differ from those estimates. Estimates relating to contingent liabilities are further discussed in Note 11.

         Concentration of credit risk: The majority of Riddell's receivables arise from sales to schools and other institutions. Riddell maintains reserves for potential losses on receivables from these institutions, as well as receivables from other customers, and such losses have generally not exceeded management's expectations.

         Earnings (loss) per share: Net loss per share amounts have been computed by dividing the net loss by the weighted average number of outstanding common shares. Diluted earnings per share for the years ended December 31, 1999, 1998 and 1997 is equal to basic earnings per share as all of these periods had a net loss. Potentially dilutive securities, which include convertible debt, Common Stock options and warrants, were not dilutive due to the net losses incurred.

         Capitalized software costs: Effective January 1, 1999, Riddell adopted Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use.

2.       Acquisition

         On June 19, 1997 Riddell acquired Varsity Spirit Corporation. Varsity is a leading supplier of cheerleader and dance team uniforms and accessories to the youth, junior high, high school and college markets. Varsity is also a leading operator of cheerleader and dance team camps, clinics and special events. The net purchase price of approximately $91.2 million, including costs of the acquisition, was paid in cash, and the acquisition has been accounted for under the purchase method. The purchase price was allocated based on estimated fair values at the date of acquisition. This resulted in an excess of the purchase price over the net assets acquired of $74.8 million, which has been recorded as goodwill and is being amortized on a straight-line basis over 40 years. A summary of the allocation of the purchase price to assets acquired based on their estimated fair values follows:

                                                           (In thousands)
         Purchase price including costs and
           liabilities paid at closing                        $ 95,548
         Less, cash acquired                                    (4,303)
         Net cash cost                                          91,245
         Current liabilities assumed                            23,068
         Less, acquired assets:
             Current assets, excluding cash                    (35,055)
             Property and Equipment                             (3,926)
             Other assets                                         (577)
         Excess cost over net
           assets acquired (goodwill)                         $ 74,755

                      RIDDELL SPORTS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         The operating results of Varsity have been included in the consolidated statements of operations from the date of acquisition. The following pro forma information presents the combined operations of Riddell and Varsity as if the acquisition, and relating financing transactions discussed in Note 8, had occurred at the beginning of 1997:

Year Ended December 31, 1997 (In thousands, except per share amounts):

         Net revenues                                         $174,084
         Cost of revenues                                      103,076
                                                              --------
         Gross profit                                           71,008
         Selling, general and administrative expenses           63,048
                                                              --------
         Income from operations                                  7,960
         Interest expense                                       14,230
                                                              --------
         Income (loss) before taxes                             (6,270)
         Income taxes                                               --
                                                              --------
         Net income (loss)                                     ($6,270)
                                                              ========

         Net loss per share, basic and diluted                  ($0.69)

         Depreciation and amortization                          $5,588

         These pro forma results have been presented for comparative purposes only and include the following pro forma adjustments (amounts shown in thousands and relate to the years ended December 31, 1997): (1) additional amortization expense as a result of goodwill arising from the acquisition ($789); (2) salary increases relating to contracts entered into in conjunction with the transactions ($75); (3) elimination of costs incurred by Varsity in maintaining its status as a separate public corporation ($165); (4) adjustments of certain expenses incurred by Riddell or Varsity based on programs existing within the other company ($38); (5) elimination of one time charges arising from the transaction for redeeming Varsity stock options ($4,783), a change in control payment ($250) and bridge loan commitment fees ($3,000); (6) additional interest on acquisition debt and related debt changes ($5,401); and (7) the tax effect of the above ($1,728 credit elimination). The pro forma results are not necessarily indicative of results that would have occurred had the combination been effected at the dates indicated nor of future operating results of the combined operations.

3.       UMBRO license

         In November 1998, Riddell entered into an license agreement with Umbro International, Inc. pursuant to which Riddell acquired the right to manufacture, market and sell Umbro brand soccer apparel, footwear, equipment, and accessories on an exclusive basis to the team channel of distribution throughout the United States, Puerto Rico and the U.S. Virgin Islands for five years. The Umbro License is royalty-free for 1999. Riddell is required to begin paying royalties in the year 2000, at which time it is also required to meet annual minimum sales figures. In the event that Riddell fails to meet required minimum sales levels subsequent to 1999 for two consecutive annual periods, Umbro International, Inc. has the right to terminate the Umbro License. The Umbro License, which expires in November of 2003, may be extended for an additional five years at Riddell's option on or before August 15, 2003, provided that Riddell achieves certain performance levels. Simultaneously with the signing of the license, Riddell acquired certain inventory, promotional material and a 15% interest in U.S.L., Inc., an organization that promotes

                      RIDDELL SPORTS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

soccer in the United States. Riddell incurred costs and expenses in connection with entering into the license agreement in 1998, approximating $3.4 million, which were allocated as follows:
                                                               (In thousands)
         Investment in U.S.L.,  Inc.                                  $300
         License Rights                                                500
         Inventories                                                 2,500
         Other                                                         100
                                                                    ------
                                                                    $3,400
                                                                    ======

4.       Receivables

         Accounts receivable include unbilled shipments of approximately $1,315 and $1,678 at December 31, 1999 and 1998. It is Riddell's policy to record revenues when the related goods have been shipped. Unbilled shipments represent receivables for shipments that have not yet been invoiced. These amounts relate principally to partial shipments to customers who are not invoiced until their order is shipped in its entirety or customers with orders containing other terms that require a deferral in the issuance of an invoice. Management believes that substantially all of these unbilled receivables will be invoiced within the current sales season.

5.       Inventories:

         Inventories consist of the following:

                                               December 31,
                                           -------------------
                                            1999        1998
                                           -------     -------
                                               (In thousands)

                  Finished goods           $20,459     $16,584
                  Work-in-process            3,088       2,769
                  Raw materials              9,841       9,410
                                           -------     -------
                                           $33,388     $28,763
                                           =======     =======

6.       Property and equipment:

         Property and equipment consist of the following:

                                                       December 31,
                                                    -------------------
                                                     1999        1998
                                                    -------     -------
                                                       (In thousands)

         Land                                          $207        $207
         Building and improvements                    1,527       1,527
         Machinery and equipment                     15,760      13,350
                                                    -------     -------
                                                     17,494      15,084
         Less accumulated depreciation                9,723       7,213
                                                    -------     -------
                                                     $7,771      $7,871
                                                    =======     =======

         Depreciation expense relating to all property and equipment amounted to $2,642,000, $2,446,000 and $1,423,000 for the years ended December 31, 1999,
1998 and 1997, respectively.

                      RIDDELL SPORTS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.       Intangible assets and deferred charges:

         Intangible assets and deferred charges consist of the following:

                                         Estimated       December 31,
                                           Lives     -------------------
                                          in years     1999       1998
                                         ---------   --------   --------
                                                        (In thousands)

         MacGregor trademark rights          40       $18,040    $18,040
         Trademarks                          40         3,250      3,250
         Goodwill                            40        92,110     91,479
         Debt issue costs                     8         7,547      6,981
         Other                             7 to 10      2,898      2,843
                                                     --------   --------
                                                      123,845    122,593
         Less accumulated amortization                 17,893     13,858
                                                     --------   --------
                                                     $105,952   $108,735
                                                     ========   ========

         Amortization expense relating to all intangible assets and deferred charges amounted to $4,035,000, $4,070,000 and $3,089,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

8.       Long-Term Debt:

Long-term debt consists of the following:

                                                                        December 31,
                                                                    -------------------
                                                                      1999       1998
                                                                    --------   --------
                                                                      (In thousands)

Outstanding balance under a credit facility expiring in 2003, the   $ 13,597   $  4,400
  facility was revised in 1999,  terms further described below

Senior notes, 10.5%, due 2007, terms further described below         115,000    115,000

Convertible subordinated note payable, interest at 4.1%, due
  2002 through 2004, terms further described below                     7,500      7,500
                                                                    --------   --------
                                                                     136,097    126,900
Less current portion                                                      --         --
                                                                    --------   --------
                                                                    $136,097   $126,900
                                                                    ========   ========

                      RIDDELL SPORTS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The aggregate maturities of long-term debt are as follows:

                   Years ending December 31,                (In thousands)

                            2002                                $  1,875
                            2003                                  15,472
                            2004                                   3,750
                            2007                                 115,000
                                                                --------
                                                                $136.097
                                                                ========

         In April 1999, Riddell entered into a revised credit facility with Bank of America National Trust and Savings Association. The revised credit facility replaced Riddell's $35 million credit facility with NationsBank (now named Bank of America ) and NBD Bank which subsequently became a participant in the revised facility. The revised credit facility consists of a line of credit in a principal amount not to exceed $48 million, expiring at the end of December 2003. Draws under the line of credit are limited to a percentage of some of Riddell's receivables and inventory. The outstanding balance of the line accrues interest at a rate of LIBOR plus a margin of 2.25% on draws so designated by Riddell, payable at the end of the applicable interest period, but not less frequently than quarterly, and on other draws at the higher of the bank's prime rate plus a margin of 0.75% or the Federal Funds rate plus 1.25%, payable monthly. The credit facility also calls for an unused line fee equal to an annual rate of 0.375% applied to the amount by which the lesser of $40 million and the then maximum revolving amount exceeds the average daily balance of outstanding borrowings under the line. Starting April 29, 2000, the margin of the interest rate over the related rates is subject to quarterly adjustment dependent on certain financial ratios. The interest rate margin can vary between 1.75% and 2.75% over LIBOR, 0.25% to 1.25% over the prime rate and 0.75% and 1.75% over the Federal Funds rate. The initial adjustment on April 29, 2000, will increase the margin to its maximum level. The credit facility agreement contains covenants which, among other things, require Riddell to meet certain financial ratio and net worth tests, restrict the level of additional indebtedness Riddell may incur, limit payments of dividends, restrict the sale of assets and limit investments Riddell may make. The credit facility also requires repayment of the principal amount upon the occurrence of a change in the control, as defined, of Riddell. Riddell has pledged essentially all of its tangible assets as collateral for the credit facility.

         The 10.5% senior notes contain covenants that, among other things, restrict the level of other indebtedness Riddell may incur, the amounts of investments it may make in other businesses, the sale of assets and use of proceeds therefrom, and the payment of dividends. The senior notes also restrict payment of junior indebtedness prior to the maturity of the junior indebtedness. The full face value of the senior notes are due on July 15, 2007. The interest on the senior notes is payable semiannually on January 15 and July 15. The holders of the senior notes have the right to require the senior notes to be redeemed at 101% of the principal amount in the event of a change of control (as defined in the senior notes). The senior notes contain prepayment restrictions and have no mandatory redemption provisions. The senior notes are guaranteed by all of Riddell's subsidiaries. Each of these subsidiaries are wholly-owned subsidiaries of Riddell and have fully and unconditionally guaranteed the senior notes on a joint and several basis. Riddell itself is a holding company with no assets or operations other than those relating to its investments in its subsidiaries. The separate financial statements of the guaranteeing subsidiaries are not presented in this report because, considering the facts stated above, the separate financial statements and other disclosures concerning the guaranteeing subsidiaries are not deemed material to investors by management.

                      RIDDELL SPORTS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         The 4.1% convertible subordinated note is subordinated in right to prior payment in full of senior indebtedness, which is generally defined in the governing agreements to include debt under the senior notes and revolving line of credit described above and any refinancing, renewal or replacement thereof as well as certain other debt. Repayments of 25% and 33 1/3% of the then outstanding principal balance is due on November 1, 2002 and 2003, respectively, with the remaining balance due November 1, 2004. Interest is payable semiannually each May 1 and November 1. The note limits Riddell's ability to grant stock options and requires repayment of 101% of the principal amount in the event of a change in control (as defined). In connection with obtaining consents needed for various aspects of the Varsity acquisition, Riddell amended the note to provide for a reduction from $6.00 to $5.3763 per share in the conversion price.

         The senior notes were issued and a revolving credit facility (which was revised in April 1999) was entered into in connection with the 1997 acquisition of Varsity Spirit Corporation (see Note 2). In connection with these financing transactions, all other long-term debt of Riddell, except the convertible notes, was repaid. Riddell incurred debt issue costs of approximately $5.4 million in connection with the senior notes and approximately $1.4 million of costs in connection with the credit facility and its 1999 revision. These costs are included with intangibles and deferred charges (see Note 7) and are being amortized to interest expense over the life of the related debt. Riddell also incurred costs of $3.0 million in connection with a bridge loan commitment needed to support the acquisition. The bridge loan was not drawn-down and the commitment fee was charged to interest expense in June 1997.

9.       Shareholders' equity and stock option plans:

         In conjunction with the Varsity Acquisition in June 1997, Riddell sold 986,169 shares of its Common Stock to certain key employees of Varsity at $4.50 per share for an aggregate, net of related costs, of approximately $4.3 million pursuant to Stock Purchase Agreements, dated May 15, 1997.

         Stock option plans: The 1991 Stock Option Plan, as amended, and the 1997 Stock Option Plan provide for the granting of options to key employees, directors, advisors and independent consultants to Riddell for the purchase of up to an aggregate of 2,915,500 shares of Riddell's common stock. Under the 1991 Stock Option Plan, options for an aggregate of 1,415,500 shares may be granted at an option price of no less than 85% of the market price of Riddell's common stock on the date of grant and may be exercisable between one and ten years from the date of grant. Under the 1997 Stock Option Plan, options or other stock-based awards may be granted for an aggregate of 1,500,000 shares. The 1997 Stock Option Plan generally does not restrict the exercise price or terms of grants.

         During 1998, Riddell issued 81,000 shares of its Common Stock to certain employees for incentive compensation as a stock award under the terms of the 1997 Stock Option Plan. These shares were recorded at a value of $328,000 based on quoted market values at the date of grant. The grants include 27,000 shares, valued at $128,000, granted in satisfaction of an accrual for compensation included in accrued liabilities at December 31, 1997.

         During 1997, in connection with the terms of certain agreements entered into in connection with the Varsity acquisition, Riddell issued options for the purchase of approximately 950,000 shares of its Common Stock to Varsity employees. Included in this amount are 450,000 options to certain key employees of Varsity which vested immediately with an option price of $3.80. A charge of approximately $559,000 was recorded in June, 1997, and credited to additional paid in capital to reflect the intrinsic value of these options based on

                      RIDDELL SPORTS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

their in-the-money position on the measurement date for this grant. The remaining 500,000 options were issued to a broad group of Varsity employees with exercise prices at market. Both of these sets of option grants are included in the information summarized below.

         Options granted through December 31, 1999 generally have been designated as non-qualified stock options and, except as described above, have had option prices equal to market values on the date of grant, have had terms of five or ten years, and have had vesting periods of one or four years. Information relating to stock option transactions over the past three years is summarized as follows:

                                                 Options Outstanding         Options Exercisable
                                              -------------------------     -----------------------
                                                               Weighted                    Weighted
                                                               Average                     Average
                                                Number        Price Per       Number      Price per
                                              Outstanding       Share       Exercisable     Share
                                              -----------     ---------     -----------   ---------
      Balance, December 31, 1996               1,186,050        $3.87         712,913       $3.79
        Granted                                1,085,925        $4.75
        Exercised                                (25,000)       $2.39
        Forfeited                                 (7,000)       $4.46
        Expired                                  (82,000)      $10.75
                                               ---------
      Balance, December 31, 1997               2,157,975        $4.05       1,284,425       $3.37
        Granted                                  461,600        $5.08
        Exercised                                (58,825)       $2.48
        Forfeited                               (291,925)       $3.59
        Expired                                  (16,300)       $4.05
                                               ---------
      Balance, December 31, 1998               2,252,525        $4.36       1,362,106       $3.81
        Granted                                  364,000        $3.27
        Exercised                                 (5,000)       $2.44
        Forfeited                                (64,000)       $2.80
        Expired                                 (101,500)       $2.87
                                               ---------
      Balance, December 31, 1999               2,446,025        $4.30       1,519,513       $4.22
                                               =========

         Options forfeited in 1999 include options for 60,000 shares surrendered by four members of the board of directors in exchange for a cash payment. Each of the four directors received a payment of $16,875 in exchange for the surrender of stock options granted to them in 1994 for 15,000 shares each, at an exercise price of $2.625. The payment was computed based on the "in the money" value of the options at the time of the payments.

         Options granted in 1998 include grants for 56,600 shares, granted in November 1998, to certain employees (none of which were directors of Riddell) in exchange for cancellation of options for 69,850 shares which had previously been granted to these employees. The canceled options, which are included in the forfeited category above, would have expired in December 1998 and had a weighted average option price of $2.44 per share. The new grants had a term of ten years and a weighted average option price of $3.76 per share.

                      RIDDELL SPORTS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Further information about stock options outstanding at December 31, 1999 is summarized as follows:

                                         Options Outstanding                    Options Exercisable
                             --------------------------------------------     -----------------------
                                                  Weighted       Weighted                     Weighted
                                                  Average        Average                      Average
          Range of             Number            Remaining      Price Per       Number       Price Per
       Exercise Prices       Outstanding      Contractual Life    Share       Exercisable      Share
       ---------------       -----------      ----------------  ---------     -----------    ---------
        $1.80--$2.99            130,000         2.4  years         $1.99         125,000       $1.97
        $3.00--$4.49          1,206,100         8.9  years         $3.64         810,550       $3.83
        $4.50--$6.50          1,109,925         9.6  years         $5.29         583,963       $5.23

         At December 31, 1999 there were 299,650 shares available for future option grants.

         In accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), Riddell has elected to continue to account for stock- based compensation under the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Under APB 25, generally, no cost is recorded for stock options issued to employees unless the option price is below market at the time options are granted. The following pro forma net income and earnings per share are presented for informational purposes and have been computed using the fair value method of accounting for stock-based compensation as set forth in SFAS 123:

                                                               Years ended December 31,
                                                           ---------------------------------
                                                            1999         1998         1997
                                                           -------      -------      -------
                                                                     (In thousands)

         Pro forma net (loss)                              ($1,725)     ($7,953)     ($1,973)

         Pro forma (loss) per share, basic and diluted      ($0.19)      ($0.87)      ($0.23)

         These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1995. The pro forma results include expense related to the fair value of stock options estimated at the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions for the years ended December 31, 1999, 1998 and 1997, respectively: risk-free interest rates of 5.7%, 5.3% and 6.4%; expected volatility of 50%, 56% and 50%; expected option life of 7 years and no dividend payments. The weighted average estimated fair value of options granted during 1999, 1998 and 1997 was $1.92, $3.16 and $3.28 per share, respectively.

         Warrants: During 1999 warrants held by one of Riddell's bankers expired. The warrant was for 172,152 shares of Riddell's common stock at $3.72 per share.

         During 1998 certain officers and directors of Riddell exercised outstanding warrants for shares of Riddell's Common Stock which would have expired in January 1999. Riddell agreed to a cashless exercise of the warrants, in effect accepting shares issuable upon exercise as payment for the exercise. As a result, 42,362 shares of Common Stock were issued in exchange for warrants for 150,000 shares based on an exercise price of $2.96 per share and an exchange price of $4.125 per share. The exchange price of $4.125 per share was set on a date when the quoted market price of a share of Common Stock was $4.00.

                      RIDDELL SPORTS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.      Commitments:

         Leases: Riddell leases various facilities and equipment under operating leases. Rent expense amounted to approximately $3,105,000, $2,792,000 and $1,958,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

         Future minimum rental payments for all non-cancelable lease agreements for periods after December 31, 1999 are as follows:

            Years ending December 31,                       (In thousands)
                         2000                                          $ 2,937
                         2001                                            1,537
                         2002                                            1,207
                         2003                                            1,002
                         2004                                              577
                         Later years                                     4,326
                                                                       -------
             Total minimum payments required                           $11,586
                                                                       =======

         Employee benefits: Riddell has three noncontributory defined benefit pension plans that cover, or have covered, certain employee groups. These plans consist of two plans covering certain unionized employees and a plan that covered non-union employees of one subsidiary. The non-union plan was amended in 1994 to provide that no benefits would accrue under the plan on or after December 31, 1994. Expense for these plans was approximately $60,000, $200,000 and $50,000 for the years ended December 31, 1999, 1998 and 1997. Expenses for 1998 included a provision for costs relating to an anticipated termination of the non-union plan.

         Riddell maintains defined contribution (401-k) plans covering substantially all of its employees, other than those covered by the union plans. Company contributions to these plans are based on a percentage of employee contributions and are funded and charged to expense as incurred. Expenses related to the plans amounted to $122,000, $95,000 and $342,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

                      RIDDELL SPORTS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.      Accrued liabilities and contingencies:

         Recorded liabilities: In regards to the product liability contingencies discussed below, Riddell has recorded certain liabilities. While these amounts are discussed in the remaining sections of this note, a summary of these amounts together with other items comprising the balance sheet line items "accrued liabilities" and "other liabilities" follows:

                                              Accrued
                                            liabilities   Other liabilities
                                             (Current)       (Non-Current)
                                            -----------   ------------------
December 31, 1999:                                   (In thousands)
  Product liability matters, reserves for
    pending and other contingencies                $700               $3,000
  Accrued interest                                5,648                   --
  Other accrued liabilities                       5,435                  107
                                            -----------   ------------------
         Total of balance sheet category        $11,783               $3,107
                                            ===========   ==================

December 31, 1998:
  Product liability matters, reserves for
    pending and other contingencies                $700               $3,300
  Accrued interest                                5,690                   --
  Other accrued liabilities                       4,863                  254
                                            -----------   ------------------
         Total of balance sheet category        $11,253               $3,554
                                            ===========   ==================

         Product liability litigation matters and contingencies:

         At December 31, 1999, Riddell was a defendant in 4 product liability suits relating to personal injuries allegedly related to the use of helmets manufactured or reconditioned by subsidiaries of Riddell. The ultimate outcome of these claims, or potential future claims, cannot presently be determined. Riddell estimates that the uninsured portion of future costs and expenses related to these claims, and incurred but not reported claims, will amount to at least $3,700,000 and, accordingly, a reserve in this amount is included in the Consolidated Balance Sheet at December 31, 1999 as part of accrued liabilities and other liabilities. These reserves are based on estimates of losses and defense costs anticipated to result from such claims, from within a range of potential outcomes, based on available information, including an analysis of historical data such as the rate of occurrence and the settlement amounts of past cases. However, due to the uncertainty involved with estimates actual results have at times varied substantially from earlier estimates and could do so in the future. Accordingly there can be no assurance that the ultimate costs of such claims will fall within the established reserves.

         Riddell maintains product liability insurance under a policy expiring in January 2005. The policy is an occurrence-based policy providing coverage against claims currently pending against Riddell and future claims relating to all injuries occurring prior to January 2005 even if such claims are filed after the end of the policy period. The insurance program provides certain basic and excess coverage on product liability claims with a combined aggregate coverage of over $40,000,000 subject to the limitations described below.

                      RIDDELL SPORTS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         The first level of insurance coverage under the policy ("Basic Coverage") provides coverage of up to $2,250,000 per claim in excess of an uninsured retention (deductible) of $750,000 per occurrence. The Basic Coverage is subject to an aggregate program limit and certain annual aggregate sub limits. The Basic Coverage, which does not affect the availability of the excess coverage described below, has an aggregate limit which is currently $5.6 million, but the policy allows Riddell to increase this maximum limit to $7.7 million at any time by prepaying the required premium, which counts at 120% of the amount paid toward the limit. The Basic Coverage, to the extent available, covers the insured portion of the first $3,000,000 of a claim. The insurance program also provides for additional coverage ("Excess Coverage") of up to $20,000,000 per occurrence, in excess of the first $3,000,000 of each claim. Claims covered by the Excess Coverage are subject to one of two separate $20,000,000 aggregate policy limits, depending on the date of the related injury. The first $20,000,000 aggregate limit applies to claims for injuries occurring prior to January 31, 1998, and claims occurring after January 1998 are covered by the second separate $20,000,000 aggregate limit.

         In March 1999, a jury rendered a verdict against Riddell in a Texas product liability lawsuit for approximately $11.4 million plus interest from February 1996. Riddell has filed an appeal of the verdict. If the verdict was paid in full it would be covered by the insurance described above. Any such payment by the insurance company would reduce the amount of the aggregate limits of Riddell's product liability insurance coverage described above.

         Other contingencies and litigation matters:

         In addition to the matters discussed in the preceding paragraphs, Riddell has certain other claims or potential claims against it that may arise in the normal course of business, including without limitation, claims relating to personal injury as well as employment related matters. Management believes that the probable resolution of such matters will not materially affect the financial position or results of operations of Riddell.

                      RIDDELL SPORTS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.      Income taxes:

         Income tax expense for 1999 was $905,000 which reflects an adjustment relating to the valuation of deferred taxes. There was no current income tax expense for the years ended December 31, 1999, 1998 and 1997 due to net operating losses generated, or carried forward to, these periods. There was no other deferred tax expense during the years ended December 31, 1999, 1998 and 1997 since there was generally a full valuation allowance applied to net deferred tax assets. Changes in the valuation allowance were a decrease of $354,000 (net of the increase of $905,000 relating to the adjustment described above) for 1999, an increase of $2,184,000 for 1998 and a decrease of $355,000 for 1997.

         Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities. The significant components of deferred income tax assets and liabilities at December 31, 1999 and 1998 are as follows:

                                                                  December 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
                                                                 (In thousands)
        Deferred income tax assets:
              Accrued expenses and reserves                   $  3,190    $  2,843
              Inventory                                            983         711
              Net operating loss, and credit, carryforwards      4,812       6,551
              Other                                                379         308
                                                              --------    --------
                                                                 9,364      10,413
              Valuation allowances                              (2,861)     (3,215)
                                                              --------    --------
              Total deferred income tax assets                   6,503       7,198
                                                              --------    --------
         Deferred income tax liabilities:
              Intangible assets and deductible goodwill          5,900       5,648
              Property and equipment                               380         442
              Prepaid expenses                                     223         203
                                                              --------    --------
              Total deferred income tax liabilities              6,503       6,293
                                                              --------    --------
         Total net deferred income tax asset                  $    -0-    $    905
                                                              ========    ========

         The net current and non-current components of the deferred income taxes were recognized in the balance sheet at December 31, 1999 and 1998 as follows:

                                                           December 31,
                                                         ---------------
                                                          1999     1998
                                                         ------   ------
                                                          (In thousands)

         Net current deferred tax assets                 $2,076   $1,253
         Net non-current deferred tax liabilities         2,076      348
                                                         ------   ------
                                                         $  -0-   $  905
                                                         ======   ======

                      RIDDELL SPORTS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         Reconciliations between the actual provision for income taxes and that computed by applying the U.S. statutory rate to income (loss) before taxes are as follows:

                                                                Years ended December 31,
                                                             -----------------------------
                                                               1999       1998      1997
                                                             -------    -------    -------
                                                                    (In thousands)

         Tax expense (benefit) at U.S. statutory rate        $   104    ($2,427)   ($  190)
         Differences resulting from:
              Amortization not deductible
                for tax purposes                                 721        727        487
              Travel & entertainment expenses
                not deductible for tax purposes                  269        276        189
              Increase in deferred tax valuation
                allowance from non-recognition of net
                operating loss tax benefit                        --      1,447         --
              Benefit of prior periods net operating
                losses not previously recognized resulting
                in decrease in valuation allowance            (1,095)        --       (483)
              Valuation allowance adjustment                     905
              Other differences                                    1        (23)        (3)
                                                             -------    -------    -------
         Income tax expense                                  $   905     $  -0-     $  -0-
                                                             =======    =======    =======

         At December 31, 1999 Riddell had estimated net operating loss carryforwards for federal income tax purposes of approximately $13,000,000 expiring between 2008 to 2014. While this loss carryforward is available to reduce the payment of taxes that might otherwise be payable in future years, the benefit of most of the net operating losses have been recognized in the computation of income tax expense reflected in Riddell's consolidated financial statements in prior years. Benefits relating to approximately $5.0 million of net operating loss carryforwards have not yet been recognized in the computation of income tax expense for financial reporting purposes and have been reserved for as part of the deferred income tax asset valuation allowance. These unrecognized carryforwards would be recognized through a reduction of income tax expense in future periods upon the generation of an offsetting amount of taxable earnings.

13.      Related party transactions:

         In 1997, in connection with certain financing transactions occurring in connection with the Varsity acquisition, notes payable to shareholders of $439,000 plus accrued interest were repaid in advance of maturity. Interest of $17,000 on the note was included in interest expense for the year ended December 31, 1997.

         Subsequent to December 31, 1999, Riddell entered into a sublease for office space from an entity controlled by a shareholder who is the Chairman of Riddell's Board of Directors, on substantially the same terms as the over lease. The term of the sublease commences on the later of the date the sublease is consented to by the sub-lessor's landlord or the date certain improvements are completed and expires in September 2009. The sublease provides for fixed rent which begins at an annualized rate of $116,970 and increase to an annualized rate of $137,826 at the end of the lease term and additional rent based on a

                      RIDDELL SPORTS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

percentage of tax and operating expense escalation payments made by the sub-lessor to its landlord. The sublease also provides for a one time payment of $175,000 for improvements being constructed for Riddell.

14.      Supplemental cash flow information:

         Cash payments for interest were $14,600,000, $14,700,000 and $5,260,000for the years ended December 31, 1999, 1998 and 1997, respectively. Interest payments for 1997 included $3,000,000 relating to bridge financing commitment fees as discussed in Note 8 above. Income tax payments, or refunds, were not significant for 1999, 1998 or 1997.

         In 1998, Riddell issued shares of its common stock, valued at $128,000 based on quoted market values at the time of grant, to certain employees in satisfaction of an accrual for compensation included in accrued liabilities at December 31, 1997.

         In June 1997, in connection with the Varsity acquisition, Riddell assumed liabilities of $23,068,000.

15.      Fair values of financial instruments:

         Riddell's financial instruments include cash, accounts receivable, accounts payable and long-term debt. The carrying values of cash, accounts receivable and accounts payable approximate their fair values. Riddell's long-term debt include the senior notes which at December 31, 1999 had a carrying value of $115,000,000 and a fair value, based on quoted market values, of $98,037,500. Riddell's remaining long-term debt is not traded and has no quoted market value, however management believes any difference between its carrying value and fair value would not be material in relation to these Consolidated Financial Statements.

16.      Segment and product line information:

         Riddell has three reportable segments: extracurricular products and services, retail products and trademark licensing:

         Extracurricular products and services: This segment markets products and services primarily through Riddell's direct sales force for extracurricular customers such as schools, leagues, recreational groups and other organizations for competitive and recreational sport and school spirit activities. Operations include the manufacture and sale of team sports products (including football protective products and team uniforms), school spirit products (including cheerleading and dance uniforms and accessories), and athletic equipment reconditioning. The segment also operates cheerleader and dance team camps, clinics and special events. The extracurricular segment includes Riddell's line of Umbro branded soccer uniforms, footwear and equipment sold to soccer specialty stores.

         Retail products: This segment markets products through retailers. Most of the products sold by this segment are sports collectible products, such as authentic and replica football helmets, which bear licensed

                      RIDDELL SPORTS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

sports team logos. The segment's operations also include sales of certain recreational football and other athletic products sold through consumer product retailers and distributors.

         Trademark licensing: This segment consists of the licensing of the Riddell and MacGregor trademark rights to other entities for use in marketing products such as athletic footwear and apparel.

         Riddell's reportable segments are strategic business units that differ and are managed separately because of the nature of their markets and channels of distribution. Riddell has determined these reportable segments in accordance with the management approach specified in Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosure About Segments of an Enterprise and Related Information." The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the basis for determination of the Company's reportable segments.

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies except for the inclusion of operating results for Varsity Spirit Corporation, and related pro forma adjustments, for the period prior to its acquisition in June 1997 (see Note 2). Riddell evaluates performance of the extracurricular products and services segment based on these pro forma results. Total assets are as reported and do not include pro forma amounts or adjustments.

                                                            (In thousands)
                                                     Years ended December 31,
                                               -----------------------------------
                                                  1999         1998         1997
                                               ---------    ---------    ---------
Net revenues:
    Extracurricular products and services       $189,430     $166,845     $153,641
    Retail products                               18,111       18,142       18,055
    Trademark licensing                            1,056        1,613        2,388
                                               ---------    ---------    ---------
                                                 208,597      186,600      174,084
    Less,  preacquisition results of Varsity
      Spirit Corporation included above               --           --       35,811
                                               ---------    ---------    ---------
    Consolidated total                          $208,597     $186,600     $138,273
                                               =========    =========    =========

Income from Operations:
    Extracurricular products and services        $18,487      $11,416      $10,841
    Retail products                                1,176           56        1,742
    Trademark licensing                              282          841        1,476
    Corporate and unallocated expenses            (4,260)      (4,796)      (6,099)
                                               ---------    ---------    ---------
                                                  15,685        7,517        7,960
    Less,  preacquisition results of Varsity
      Spirit Corporation included above               --           --       (3,360)
                                               ---------    ---------    ---------
    Consolidated total                           $15,685       $7,517      $11,320
                                               =========    =========    =========

                      RIDDELL SPORTS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.      Segment and product line information (continued):

                                                       (In thousands)
                                                  Years ended December 31,
                                               ------------------------------
                                                 1999       1998       1997
                                               --------   --------   --------
Depreciation and amortization, exclusive of
debt issue costs:
    Extracurricular products and services        $4,678     $4,497     $4,253
    Retail products                                 582        557        595
    Trademark licensing                             531        614        696
    Corporate and unallocated                        43         45         44
                                                  5,834      5,713      5,588
    Less,  preacquisition results of Varsity
      Spirit Corporation included above              --         --      1,578
                                               --------   --------   --------
    Consolidated total                           $5,834     $5,713     $4,010
                                               ========   ========   ========

Capital expenditures:
    Extracurricular products and services        $2,079     $2,265     $2,562
    Retail products                                 463        229        139
                                               --------   --------   --------
                                                  2,542      2,494      2,701
    Less,  preacquisition results of Varsity
      Spirit Corporation included above              --         --        887
                                               --------   --------   --------
    Consolidated total                           $2,542     $2,494     $1,814
                                               ========   ========   ========

Total assets:
    Extracurricular products and services      $155,202   $150,163   $143,414
    Retail products                              14,285     10,253     11,497
    Trademark licensing                          15,880     16,898     17,835
    Corporate and unallocated                     8,969      8,897      9,015
                                               --------   --------   --------
    Consolidated total                         $194,336   $186,211   $181,761
                                               ========   ========   ========

Revenues by product line for all reportable segments in the aggregate were as follows:

    Cheerleader and dance products              $69,155    $63,491    $56,453
    Camps and events                             51,130     48,704     44,966
    Team sports products                         46,733     34,276     30,177
    Athletic product reconditioning              24,564     23,415     22,892
    Sports collectibles                          15,959     15,101     17,208
    Trademark licensing                           1,056      1,613      2,388
                                               --------   --------   --------
                                                208,597    186,600    174,084
                                               ========   ========   ========
    Less,  preacquisition results of Varsity
      Spirit Corporation included above              --         --     35,811
                                               --------   --------   --------
    Consolidated revenues                      $208,597   $186,600   $138,273
                                               ========   ========   ========

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                                   ON SCHEDULE

Board of Directors
Riddell Sports Inc.

         In connection with our audit of the consolidated financial statements of Riddell Sports Inc. and Subsidiaries referred to in our report dated February 21, 2000, which is included on page F-2 of this Form 10-K, we have also audited
Schedule II for each of the three years in the period ended December 31, 1999. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

                                                              GRANT THORNTON LLP

Chicago, Illinois
February 21, 2000

SCHEDULE II

                             RIDDELL SPORTS INC. AND SUBSIDIARIES
                             VALUATION AND QUALIFYING ACCOUNTS

             Col.  A                          Col.  B              Col.  C                Col.  D      Col.  E
-----------------------------------------    ----------    ------------------------      ----------   ----------
                                                                  Additions
                                                           ------------------------
                                                              (1)           (2)
                                                           Charged to    Charged to
                                             Balance at      Costs         Other                      Balance at
                                             Beginning        and         Accounts-                     End of
          Description                        of Period      Expenses      Describe       Deductions     Period
-----------------------------------------    ----------    ----------    ----------      ----------   ----------
                                                                                             (a)
Year ended December 31, 1997
  Allowance for doubtful accounts                $513         $365          $325             $379         $824
                                                                              (c)
  Accrued product liability reserves (b)
    Current portion                              $453         $865          $500           $1,153         $665
    Long-term portion                           3,500                       (500)                        3,000

Year ended December 31, 1998
  Allowance for doubtful accounts                $824         $929            --             $451       $1,302

  Accrued product liability reserves (b)
    Current portion                              $665       $1,178         ($300)            $834         $709
    Long-term portion                           3,300                        300                         3,300

Year ended December 31, 1999
  Allowance for doubtful accounts              $1,302       $1,196            --             $635       $1,863

  Accrued product liability reserves (b)
    Current portion                              $709         $853          $300           $1,162         $700
    Long-term portion                           3,300                       (300)                        3,000


Notes:   (a)      Deductions for the allowance for doubtful accounts consist of accounts written off net of recoveries; deductions for accrued product liability reserves consist of payments of claims and related expenses.

         (b) The current portion of accrued product liability reserves is included within the line item accrued liabilities in the consolidated balance sheet. The long-term portion of accrued product liability reserves is included within the line item other liabilities in the consolidated balance sheet.

         (c) Addition charged to other accounts for 1997 is the initial balance from the Varsity acquisition.