Form 10-Q
period 2000-03-31
RIDDELL SPORTS INC
filed 2000-05-15
CIK 874786

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2000


                        Commission file number: 0-19298


                              RIDDELL SPORTS INC.
             (Exact name of registrant as specified in its charter)


                 DELAWARE                            22-2890400
     (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)            Identification No.)


                1450 Broadway, Suite 2001,  New York, NY, 10018
              (Address of principal executive offices)  (Zip code)

                                 (212) 921-8101
              (Registrant's telephone number, including area code)


      Former address: 50 East 42nd Street, Suite 1808, New York, NY 10017
             (Former name, former address and former fiscal year,
                         if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes[ X ]      No [   ]


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
                   9,337,957 Common Shares as of May 12, 2000

                              RIDDELL SPORTS INC.

                                     INDEX
                                                                          Page
   Form 10-Q  Cover Page  . . . . . . . . . . . . . . . . . . . . . . . .   1
   Form 10-Q  Index . . . . . . . . . . . . . . . . . . . . . . . . . . .   2
   Part I.  Financial Information:
     Item 1.   Financial Statements:
             Condensed Consolidated Balance Sheets  . . . . . . . . . . .   3
             Condensed Consolidated Statements of Operations  . . . . . .   4
             Condensed Consolidated Statements of Stockholders' Equity  .   5
             Condensed Consolidated Statements of Cash Flows  . . . . . .   6
             Notes to Condensed Consolidated Financial Statements . . . .   7
     Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations . . . . . . . .   9
   Part II.   Other Information:
     Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . .  12
     Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . .  12
     Item 3.  Defaults upon Senior Securities . . . . . . . . . . . . . .  12
     Item 4.  Submission of Matters to a Vote of Security Holders . . . .  12
     Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . .  12
     Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . .  12
   Signatures     . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13


SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

   This Report contains certain statements which are "forward-looking" statements under the federal securities laws that are based on the beliefs of management as well as assumptions made by and information currently available to management. Forward-looking statements appear in Note 5 of Notes to Condensed Consolidated Financial Statements and throughout Item 2 of Part I, "Management's Discussion and Analysis of Financial Condition and Results of Operations" concerning Riddell's determination of product liability reserves, the seasonal patterns of working capital, revenue and operating results in its business and the estimated cost, prospects and financial impact of its Internet operations. Certain factors could cause actual results to differ materially from those in the forward-looking statements including without limitation, (i) continuation of historical patterns of demand for Riddell's products and Riddell's ability to meet the demand; (ii) actions by competitors, including without limitation new product introductions; (iii) the loss of domestic or foreign suppliers; (iv) changes in business strategy or new product lines, including its Internet plans and operations, and Riddell's ability to successfully implement these; (v) the outcome of pending product liability claims and potential future claims; and (vi) changes in interest rates and general economic conditions. Riddell does not intend to update these forward-looking statements.

Part 1.    FINANCIAL INFORMATION; Item 1.  FINANCIAL STATEMENTS

<CAPTIONS>
                             RIDDELL SPORTS INC. AND SUBSIDIARIES
                                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                                              (Unaudited)
                                                            (In thousands)

                                                                  March 31,      December 31,     March 31,
                                                                    2000            1999            1999
                                                                 ---------       ---------       ---------
                                 ASSETS
Current assets:
  Cash      . . . . . . . . . . . . . . . . . . . . . . . . . .   $  1,601          $  513        $  1,263
  Accounts receivable, trade, less allowance for doubtful
    accounts ($1,234, $1,863 and $1,227 respectively)   . . . .     36,401          32,524          31,223
  Inventories (Note 4)  . . . . . . . . . . . . . . . . . . . .     39,134          33,388          34,894
  Prepaid expenses    . . . . . . . . . . . . . . . . . . . . .      8,611           7,578           7,012
  Other receivables   . . . . . . . . . . . . . . . . . . . . .      1,780           2,020           1,499
  Deferred taxes  . . . . . . . . . . . . . . . . . . . . . . .      2,076           2,076           1,253
                                                                 ---------       ---------       ---------
    Total current assets  . . . . . . . . . . . . . . . . . . .     89,603          78,099          77,144
Property, plant and equipment, less accumulated
  depreciation ($10,389, $9,723 and $7,833 respectively)  . . .      8,361           7,771           7,977
Intangibles and deferred charges, less accumulated
  amortization ($18,920, $17,893 and $14,858 respectively)  . .    104,925         105,952         108,154
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . .      2,880           2,514           2,534
                                                                 ---------       ---------       ---------
           Total assets . . . . . . . . . . . . . . . . . . . .   $205,769        $194,336        $195,809
                                                                 =========       =========       =========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . .  $  14,160       $  10,318       $  11,620
  Accrued liabilities   . . . . . . . . . . . . . . . . . . . .      7,897          11,783           8,033
  Customer deposits   . . . . . . . . . . . . . . . . . . . . .      4,493           6,090           3,460
                                                                 ---------       ---------       ---------
    Total current liabilities   . . . . . . . . . . . . . . . .     26,550          28,191          23,113
Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . .    155,721         136,097         149,700
Deferred taxes  . . . . . . . . . . . . . . . . . . . . . . . .      2,076           2,076             348
Other liabilities . . . . . . . . . . . . . . . . . . . . . . .      3,107           3,107           3,554
Contingent liabilities (Note 5) . . . . . . . . . . . . . . . .         -               -               -

Stockholders' equity
  Preferred stock   . . . . . . . . . . . . . . . . . . . . . .         -               -               -
  Common Stock  . . . . . . . . . . . . . . . . . . . . . . . .         93              93              93
  Additional paid in capital  . . . . . . . . . . . . . . . . .     37,031          36,862          36,849
  Accumulated deficit   . . . . . . . . . . . . . . . . . . . .    (18,809)        (12,090)        (17,848)
                                                                 ---------       ---------       ---------
    Total stockholders' equity  . . . . . . . . . . . . . . . .     18,315          24,865          19,094
                                                                 ---------       ---------       ---------
           Total liabilities and stockholders' equity . . . . .   $205,769        $194,336        $195,809
                                                                 =========       =========       =========

                 See notes to condensed consolidated financial statements.

<CAPTIONS>
                             RIDDELL SPORTS INC. AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                              (Unaudited)
                                               (In thousands, except per share amounts)


                                                                    Three Months Ended
                                                                         March 31,
                                                             ---------------------------------
                                                                  2000                1999
                                                                ---------          ---------
Net revenues:
    Net sales, products and reconditioning  . . . . . . . . .    $ 28,468           $ 23,813
    Camps and events  . . . . . . . . . . . . . . . . . . . .      10,555             10,133
    Royalty income  . . . . . . . . . . . . . . . . . . . . .         257                313
                                                                ---------          ---------
                                                                   39,280             34,259
                                                                ---------          ---------
Cost of revenues :
    Products and reconditioning . . . . . . . . . . . . . . .      17,077             14,104
    Camps and events  . . . . . . . . . . . . . . . . . . . .       6,568              6,382
                                                                ---------          ---------
    Cost of sales . . . . . . . . . . . . . . . . . . . . . .      23,645             20,486
                                                                ---------          ---------
Gross profit  . . . . . . . . . . . . . . . . . . . . . . . .      15,635             13,773
Selling, general and administrative expenses  . . . . . . . .      18,357             16,482
                                                                ---------          ---------
(Loss) from operations  . . . . . . . . . . . . . . . . . . .      (2,722)            (2,709)
Interest expense  . . . . . . . . . . . . . . . . . . . . . .       3,997              3,648
                                                                ---------          ---------
(Loss) before taxes . . . . . . . . . . . . . . . . . . . . .      (6,719)            (6,357)
Income taxes  . . . . . . . . . . . . . . . . . . . . . . . .           -                  -
                                                                ---------          ---------
Net (loss)      . . . . . . . . . . . . . . . . . . . . . . .    ($ 6,719)          ($ 6,357)
                                                                =========          =========

Net (loss) per share, basic and diluted   . . . . . . . . . .      ($0.72)            ($0.69)

Weighted average number of common and common
  equivalent shares outstanding, basic and diluted  . . . . .       9,296              9,259


                   See notes to condensed consolidated financial statements.

<CAPTIONS>
                             RIDDELL SPORTS INC. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                              (Unaudited)
                                                            (In thousands)



                                                                                 Retained
                                           Common Stock        Additional        earnings           Total
                                     ---------------------       paid in       (Accumulated     Stockholders'
                                      Shares        Amount       capital          deficit)         equity
                                     --------    --------      -----------      ----------       ----------
For the three months ended March 31, 1999:

  Balance, January 1, 1999  . . . .      9,259      $  93        $  36,849       ($ 11,491)        $ 25,451
    Net (loss) for the period   . .         -          -                -           (6,357)          (6,357)
                                     --------    --------      -----------      ----------       ----------
  Balance, March 31, 1999   . . . .      9,259      $  93        $  36,849       ($17 ,848)        $ 19,094
                                     ========    ========      ===========      ==========       ==========



For the three months ended March 31, 2000:

  Balance, January 1, 2000    . . .      9,263       $ 93        $  36,862       ($ 12,090)       $  24,865
    Stock issued to employees   . .        54          -              169               -               169
    Net (loss) for the period   . .         -          -                -           (6,719)          (6,719)
                                     --------    --------      -----------      ----------       ----------
  Balance, March 31, 2000   . . . .      9,317      $  93        $  37,031        ($18,809)         $18,315
                                     ========    ========      ===========      ==========       ==========


                See notes to condensed consolidated financial statements.

<CAPTIONS>
                             RIDDELL SPORTS INC. AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (Unaudited)
                                                            (In thousands)

                                                                     Three Months Ended
                                                                         March 31,
                                                              -------------------------------
                                                                  2000                1999
                                                               ----------         ----------
Cash flows from operating activities:
  Net (loss)  . . . . . . . . . . . . . . . . . . . . . . . .     $(6,719)           ($6,357)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Depreciation and amortization:
      Amortization of debt issue costs  . . . . . . . . . . .         216                201
      Other depreciation and amortization . . . . . . . . . .       1,477              1,419
    Provision for losses on accounts receivable . . . . . . .         162                373
      Changes in assets and liabilities:
        (Increase) decrease in:
          Accounts receivable, trade  . . . . . . . . . . . .      (4,039)            (3,580)
          Inventories   . . . . . . . . . . . . . . . . . . .      (5,746)            (6,131)
          Prepaid expenses  . . . . . . . . . . . . . . . . .      (1,033)              (519)
          Other receivables   . . . . . . . . . . . . . . . .         240                145
          Other assets  . . . . . . . . . . . . . . . . . . .        (366)              (850)
        Increase (decrease) in:
          Accounts payable  . . . . . . . . . . . . . . . . .       3,842             (1,124)
          Accrued liabilities   . . . . . . . . . . . . . . .      (3,717)            (3,220)
          Customer deposits   . . . . . . . . . . . . . . . .      (1,597)            (2,501)
                                                               ----------         ----------
              Net cash used in operating activities   . . . .     (17,280)           (22,144)
                                                               ----------         ----------
Cash flows from investing activities:
    Capital expenditures  . . . . . . . . . . . . . . . . . .      (1,256)              (726)
    Other   . . . . . . . . . . . . . . . . . . . . . . . . .           -               (419)
                                                               ----------         ----------
              Net cash used in investing activities   . . . .      (1,256)            (1,145)
                                                               ----------         ----------
Cash flows from financing activities:
    Net borrowings under line-of-credit agreement   . . . . .      19,624             22,800
                                                               ----------         ----------
              Net cash provided by financing activities   . .      19,624             22,800
                                                               ----------         ----------
Net increase (decrease) in cash   . . . . . . . . . . . . . .       1,088               (489)
Cash, beginning . . . . . . . . . . . . . . . . . . . . . . .         513              1,752
                                                               ----------         ----------
Cash, ending  . . . . . . . . . . . . . . . . . . . . . . . .      $1,601             $1,263
                                                               ==========         ==========

                   See notes to condensed consolidated financial statements.

                      RIDDELL SPORTS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of presentation

     The condensed consolidated financial statements include the accounts of Riddell Sports Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. These statements are unaudited, and in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of Riddell's consolidated financial position and the consolidated results of its operations and cash flows at March 31, 2000 and 1999 and for the periods then ended. Certain information and footnote disclosures made in Riddell's last Annual Report on Form 10-K have been condensed or omitted for these interim statements. Accordingly, these condensed consolidated financial statements should be read in conjunction with Riddell's Annual Report on Form 10-K for the year ended December 31, 1999. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected during the remainder of 2000.


2.   Earnings per share

     Net loss per share amounts have been computed by dividing net loss by the weighted average number of outstanding common shares. Diluted earnings per share for the three month periods ended March 31, 2000 and 1999 is equal to basic earnings per share as both periods had a net loss. Potentially dilutive securities, which include convertible debt and Common Stock options and warrants, were not dilutive due to the net losses incurred.


3.   Receivables

     Accounts receivable include unbilled shipments of approximately $2,802,000, $1,315,000 and $1,504,000 at March 31, 2000, December 31, 1999 and
March 31, 1999, respectively. It is Riddell's policy to record revenues when the related goods have been shipped. Unbilled shipments represent receivables for shipments that have not been invoiced. These amounts relate principally to partial shipments to customers who are not invoiced until their order is shipped in its entirety or customers with orders containing other terms that require a deferral in the issuance of an invoice. Management believes that substantially all of these unbilled receivables will be invoiced within the current sales season.


4.   Inventories

      Inventories consist of the following:
         (In thousands)         March 31,   Dec. 31,  March 31,
                                   2000      1999       1999
                                --------   --------   --------
         Finished goods         $ 23,340   $ 20,459   $ 22,972
         Work-in-process           3,941      3,088      3,032
         Raw materials            11,853      9,841      8,890
                                --------   --------    -------
                                $ 39,134   $ 33,388    $34,894
                                ========   ========    =======

                      RIDDELL SPORTS INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)


5. Litigation matters and contingencies

   At March 31, 2000, Riddell was a defendant in 5 product liability suits relating to personal injuries allegedly related to the use of helmets manufactured or reconditioned by subsidiaries of Riddell. The ultimate outcome of these claims, or potential future claims, cannot presently be determined. Riddell estimates that the uninsured portion of future costs and expenses related to these claims, and incurred but not reported claims, will amount to at least $3,800,000 and, accordingly, a reserve in this amount is included in the Condensed Consolidated Balance Sheet at March 31, 2000, as part of accrued liabilities and other liabilities. These reserves are based on estimates of losses and defense costs anticipated to result from such claims, from within a range of potential outcomes, based on available information, including an analysis of historical data such as the rate of occurrence and the settlement amounts of past cases. However, due to the uncertainty involved with estimates actual results have at times varied substantially from earlier estimates and could do so in the future. Accordingly there can be no assurance that the ultimate costs of such claims will fall within the established reserves.

6. Supplemental cash flow information

   Cash paid for interest was $6,635,000 and $6,359,000 for the three month periods ended March 31, 2000 and 1999, respectively. Income tax payments, or refunds, were not significant for the three periods ended March 31, 2000 and 1999.

   During the three month period ended March 31, 2000, Riddell issued shares of its common stock, valued at $169,000 based on quoted market values at the time of grant, to certain employees in satisfaction of an accrual for compensation included in accrued liabilities at December 31, 1999.

7.  Segment information:

   Net revenues and income or loss from operations for Riddell's three reportable segments are as follows:

<CAPTIONS>
                                        Three Months Ended
                                                                         March 31,
                                                             ---------------------------------
                                                                  2000                1999
                                                              -------------      -------------
                                                                       (In thousands)
Net revenues:
  Extracurricular products and services                              $35,906            $30,357
  Retail products                                                      3,117              3,589
  Trademark Licensing                                                    257                313
                                                              -------------      -------------
      Consolidated total                                             $39,280            $34,259
                                                              =============      =============

Income (loss) from operations:
  Extracurricular products and services                             ($ 1,297)          ($ 2,042)
  Retail products                                                       (223)                47
  Trademark Licensing                                                     60                141
  Corporate and unallocated expenses                                  (1,262)              (855)
                                                              -------------      -------------
      Consolidated total                                            ($ 2,722)          ($ 2,709)
                                                              =============      =============

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Overview and seasonality

     Operations for the three-month period ended March 31, 2000 resulted in a net loss of $6.7 million, or $0.72 per share as compared to a net loss of $6.4 million, or $0.69 per share, for the first quarter of 1999. The higher net loss in the first quarter of 2000 was the result of increased interest expense and costs related to our Internet operations.

     Operating results before interest and taxes were approximately the same in both the first quarters of 1999 and 2000. Before Internet expenses of $425,000, the first quarter of 2000 had a $2,297,000 operating loss, 15% narrower than the operating loss of $2,709,000 in the first quarter of 1999.
In the first quarter of 2000, Riddell benefitted from increased revenues and declining selling, general and administrative expenses as a percentage of revenues, as described in more detail in the discussion which follows this overview.

     The loss in the first quarter of 2000 was anticipated and is consistent with the seasonality of our business. In recent years our operations have been most profitable in the second and third quarters, with the third quarter typically the strongest, while losses have been incurred in the first and fourth quarters. The factors influencing this seasonal pattern were discussed in our last Annual Report on form 10-K.

     In addition to the $425,000 of Internet costs charged to expenses in the first quarter of 2000, we incurred approximately $200,000 of Internet-related capital expenditures during the period. Spending on our Internet operations is likely to continue throughout 2000 and could approximate $2.0 million for the year. Our Internet operations are still being developed, and at the present time we cannot ascertain the financial impact from our Internet operations over future periods.


     Revenues

     Revenues in the three-month period ended March 31, 2000 increased 15%, or $5.0 million, to $39.3 million from $34.3 million in the first quarter of 1999.

     The revenue gain came from our extracurricular segment. This segment markets our team sports and school sprit lines of products and services, primarily through our direct sales force, to customers such as schools, leagues and recreational groups. Extracurricular revenues increased 18%, or $5.5 million, to $35.9 million in the first quarter of 2000 from $30.4 million in the first quarter of 1999. Volume increases generated most of the gain, with modest price increases also contributing to revenue growth. Sales of team sports products and services increased 30% or $4.9 million including sales increases of $1.8 million, or over 200%, in Umbro-branded team soccer products, and $0.6 million, or 76%, in other athletic uniforms and practice wear. School spirit products and services revenues increased approximately $0.7 million, or 5%, for the quarter.

     Revenues from the retail segment decreased $0.5 million to $3.1 million in the first quarter of 2000. The decline was due in part to an internal shift in the responsibility for certain international customers of athletic equipment to the extracurricular segment. These customers had accounted for approximately $350,000 of sales in the year ago period.

     Revenues from trademark licensing were relatively stable at $0.3 million in the first quarter of both 2000 and 1999.


     Gross profit

     Gross profit increased to $15.6 million in the first quarter of 2000 from $13.8 million in the first quarter of 1999. Gross margin rates decreased by
0.4 points to 39.8%  in 2000 from 40.2% in the first quarter of 1999.

     Gross margins for the extracurricular segment decreased to 39.9% in the first quarter of 2000 from 40.3% in the first quarter of 1999. Gross margins for the retail segment decreased to 33.8% in the first quarter of 2000 from 34.5% in the first quarter of 1999. These decreases were principally due to a shift in product mix as both segments realized revenue increases in product lines which carry below average margins.


     Selling, general and administrative expenses

     Overall, selling, general and administrative expenses decreased as a percentage of revenues to 46.7% of revenues in the first quarter of 2000 from 48.1% in the first quarter of 1999. The improvement is principally due to the positive operating leverage which occurs as increased revenues improve the absorption of the fixed portion of expenses. This improvement occurred in spite of the increased Internet expenses discussed in the overview above.

     For the extracurricular segment, selling, general and administrative expenses decreased as a percentage of revenues to 43.5% of revenues in the first quarter of 2000 from 47.0% in the first quarter of 1999. This decrease was due to the reason discussed in the preceding paragraph.

     For the retail segment, selling, general and administrative expenses in the three-month period increased $86,000 from the first quarter of the previous year due to increased marketing expenditures. This increase combined with the sales decrease for this segment resulted in an increase in selling, general and administrative expenses as a percentage of revenues to 41.0% in the first quarter of 2000 from 33.2% in the first quarter of 1999.


     Interest expense

     Interest expense increased by $0.4 million to $4.0 million in the first quarter of 2000 from $3.6 million in the first quarter of 1999. The change related to interest on our revolving line of credit which increased due to higher outstanding indebtedness and increases in the prime and Libor interest rates. Outstanding indebtedness increased in line with working capital demands related to our line of Umbro-branded team soccer products, which was still its initial start-up phase in the early part of 1999, and volume growth in other product lines.


Liquidity and capital resources

     The seasonality of our working capital needs is primarily impacted by three factors. First, a significant portion of the products we sell in the extracurricular segment are sold throughout the year on dated-payment terms, with the related receivables becoming due as the new the school year begins, primarily during the July to October period. Second, we incur costs relating to our summer camp business from the fourth quarter and into the second quarter as we prepare for the upcoming camp season, while camp revenues are mostly collected in the June to August period. Lastly, our debt structure impacts our working capital requirements as the semi-annual interest payments on our $115 million, 10.5% Senior Notes come due each January and July.

     To finance these seasonal working capital demands, we maintain a credit facility in the form of a revolving line of credit. The outstanding balance on the credit facility follows the seasonal cycles described above, increasing during the early part of the operating cycle in the first and second quarters of each year and then decreasing from the middle of the third quarter and into the fourth quarter as collections are used to reduce the outstanding balance.

     At March 31, 2000 the outstanding balance under the credit facility was $33.2 million. This compares with outstanding balances of $13.6 million at December 31, 1999 and $27.2 million at March 31, 1999. The change in the outstanding balance between March 31, 2000 and December 31, 1999 reflects the seasonal working capital pattern presented above, while the increase in outstanding borrowing between March 31, 2000 and March 31, 1999 reflects the factors discussed above in the paragraph on interest expense.

     Our current debt service obligations are significant and, accordingly, our ability to meet our debt service and other obligations will depend on our future performance and is subject to financial, economic and other factors,
some of which are beyond our control.   Furthermore, due to the seasonality of
our working capital demands described above, year-over-year growth in our business and working capital could lead to higher debt levels in future periods. We believe that operating cash flow together with funds available from our credit facility will be sufficient to fund our current debt service, seasonal and other current working capital requirements.

     In April 2000 we announced that we had canceled a proposed rights offering to our stockholders and a proposed concurrent offering of additional shares of our common stock. We had filed a registration statement for the proposed offering with the intention of using the combined proceeds of approximately $3.75 million to finance our Internet business and for additional working capital. We now intend to finance our Internet business using existing capital resources, and believe that we can do so without changing the speed at which we implement our internet plans. However, since our Internet operations are still being developed we do not yet know the ultimate size and scope of these operations. Consequently, future development of Internet operations could possibly require additional capital beyond that available from existing resources.


Year 2000 issues

     In prior reports we discussed the nature and progress of our plans to become Year 2000 ready. In 1999 we completed a program of corrective action taken to minimize the potential impact of Year 2000 problems. As a result of actions taken, we have not experienced any material Year 2000 problems, either with our internal systems or with third parties, such as our customers and suppliers. While we do not anticipate any Year 2000 problems, we will continue to monitor our systems and potential Year 2000 issues with third parties throughout the Year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Part II.    OTHER INFORMATION

Item 1.   Legal Proceedings

     Riddell is a defendant in certain product liability proceedings and from time to time becomes involved in various claims and lawsuits incidental to its business including, without limitation, employment related litigation. See
Note 5 of "Notes to Condensed Consolidated Financial Statements".

Item 2.  Changes in Securities
          None

Item 3.  Defaults upon Senior Securities
          None

Item 4.  Submission of Matters to a Vote of Security Holders
          None

Item 5.  Other Information
          None

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibit index:
     10.1 Amendment No. 3, dated as of March 31, 2000, to Loan, Guaranty And Security Agreement among Riddell Sports Inc., as the Parent Guarantor, Riddell, Inc., All American Sports Corporation, Varsity Spirit Corporation and Varsity Spirit Fashions & Supplies, Inc. collectively, as the Borrower and all other subsidiaries of the Parent Guarantor, collectively, as the Subsidiary Guarantors, Bank of America National Trust And Savings Association and American national Bank and Trust Company of Chicago as the Lenders, and Bank of America National Trust And Savings Association, as agent.

     27   Financial Data Schedule (submitted in electronic form to
          SEC only)

    (b)   Reports on Form 8-K
          None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        RIDDELL SPORTS INC.


     Date:     May 12, 2000             By   /s/ DAVID MAUER
                                            ----------------------------
                                             David Mauer
                                             President and
                                             Chief Executive Officer




     Date:     May 12, 2000             By   /s/ DAVID GROELINGER
                                            ----------------------------
                                             David Groelinger
                                             Executive Vice President and
                                             Chief Financial Officer


     Date:     May 12, 2000             By   /s/ LAWRENCE F. SIMON
                                            ----------------------------
                                             Lawrence F. Simon
                                             Senior Vice President
                                             (Principal Accounting Officer)