Form 10-Q
period 2000-06-30
RIDDELL SPORTS INC
filed 2000-08-14
CIK 874786

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED JUNE 30, 2000


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


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
                 9,447,957 Common Shares as of August 11, 2000

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



SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

   This Report contains certain statements which are "forward-looking" statements under the federal securities laws that are based on the beliefs of management as well as assumptions made by and information currently available to management. Forward-looking statements appear in Note 5 of Notes to Condensed Consolidated Financial Statements and throughout Item 2 of Part I, "Management's Discussion and Analysis of Financial Condition and Results of Operations" concerning Riddell's determination of product liability reserves, the seasonal patterns of working capital and revenue and operating results in its business. Certain factors could cause actual results to differ materially from those in the forward-looking statements including without limitation, (i) continuation of historical patterns of demand for Riddell's products and Riddell's ability to meet the demand; (ii) actions by competitors, including without limitation new product introductions; (iii) the loss of domestic or foreign suppliers; (iv) changes in business strategy or new product lines and Riddell's ability to successfully implement these; (v) the outcome of pending product liability claims and potential future claims; and (vi) changes in interest rates and general economic conditions. Riddell does not intend to update these forward-looking statements.

Part 1.    FINANCIAL INFORMATION; Item 1.  FINANCIAL STATEMENTS

<CAPTIONS>
                                                 RIDDELL SPORTS INC. AND SUBSIDIARIES
                                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                                              (Unaudited)
                                                            (In thousands)

                                                                  June 30,       December 31,     June 30,
                                                                    2000            1999            1999
                                                                 ---------       ---------       ---------
                                                                ASSETS
Current assets:
  Cash      . . . . . . . . . . . . . . . . . . . . . . . . . .     $1,444            $513          $1,598
  Accounts receivable, trade, less allowance for doubtful
  accounts ($1,175, $1,863 and $1,227 respectively)   . . . . .     68,209          32,524          59,300
  Inventories   . . . . . . . . . . . . . . . . . . . . . . . .     41,366          33,388          38,265
  Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . .      6,737           7,578           7,618
  Other receivables   . . . . . . . . . . . . . . . . . . . . .      1,833           2,020           1,614
  Deferred taxes  . . . . . . . . . . . . . . . . . . . . . . .      2,076           2,076           1,253
                                                                 ---------       ---------       ---------
    Total current assets  . . . . . . . . . . . . . . . . . . .    121,665          78,099         109,648
Property, plant and equipment, less accumulated
depreciation ($11,096, $9,723 and $8,421 respectively)  . . . .      8,432           7,771           8,159
Intangibles and deferred charges, less accumulated
  amortization ($19,942, $17,893 and $15,877 respectively)  . .    104,186         105,952         107,667
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . .      3,282           2,514           2,523
                                                                 ---------       ---------       ---------
                                                                  $237,565        $194,336        $227,997
                                                                 =========       =========       =========

                                                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . .    $20,402         $10,318         $17,000
  Accrued liabilities   . . . . . . . . . . . . . . . . . . . .     13,091          11,783          13,124
  Customer deposits   . . . . . . . . . . . . . . . . . . . . .     14,695           6,090          10,345
                                                                 ---------       ---------       ---------
           Total current liabilities  . . . . . . . . . . . . .     48,188          28,191          40,469

Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . .    159,209         136,097         159,465
Deferred taxes  . . . . . . . . . . . . . . . . . . . . . . . .      2,076           2,076             348
Other liabilities . . . . . . . . . . . . . . . . . . . . . . .      3,080           3,107           3,254
Contingent liabilities  . . . . . . . . . . . . . . . . . . . .         -               -               -

Stockholders' equity
  Preferred stock   . . . . . . . . . . . . . . . . . . . . . .         -               -               -
  Common stock  . . . . . . . . . . . . . . . . . . . . . . . .         94              93              93
  Additional paid in capital  . . . . . . . . . . . . . . . . .     37,286          36,862          36,849
  Accumulated deficit   . . . . . . . . . . . . . . . . . . . .    (12,368)        (12,090)        (12,481)
                                                                 ---------       ---------       ---------
                                                                    25,012          24,865          24,461
                                                                 ---------       ---------       ---------
                                                                  $237,565        $194,336        $227,997
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

<CAPTIONS>
                                                 RIDDELL SPORTS INC. AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                              (Unaudited)
                                               (In thousands, except per share amounts)



                                                     Three Months Ended               Six Months Ended
                                                          June 30,                        June 30,
                                                 -------------------------      ---------------------------
                                                     2000           1999             2000           1999
                                                  ---------      ---------        ---------      ---------
Net revenues:
   Net sales, products and reconditioning   .        $60,056      $ 52,701         $ 88,524       $ 76,514
   Camps and events   . . . . . . . . . . . .        14,640         12,540           25,195         22,673
   Royalty income   . . . . . . . . . . . . .           323            285              580            598
                                                  ---------      ---------        ---------      ---------
                                                     75,019         65,526          114,299         99,785
                                                  ---------      ---------        ---------      ---------
Cost of revenues:
   Products and reconditioning  . . . . . . .        32,878         28,280           49,955         42,384
   Camps and events   . . . . . . . . . . . .        10,589          9,149           17,157         15,531
                                                  ---------      ---------        ---------      ---------
Cost of revenues  . . . . . . . . . . . . . .        43,467         37,429           67,112         57,915
                                                  ---------      ---------        ---------      ---------
Gross profit  . . . . . . . . . . . . . . . .        31,552         28,097           47,187         41,870
Selling, general and
  administrative expenses . . . . . . . . . .        20,900         18,633           39,257         35,115
                                                  ---------      ---------        ---------      ---------
Income from operations  . . . . . . . . . . .        10,652          9,464            7,930          6,755
Interest expense  . . . . . . . . . . . . . .         4,211          4,097            8,208          7,745
                                                  ---------      ---------        ---------      ---------
Income (loss) before taxes  . . . . . . . . .         6,441          5,367             (278)          (990)
Income taxes  . . . . . . . . . . . . . . . .            -              -                -              -
                                                  ---------      ---------        ---------      ---------
Net income (loss) . . . . . . . . . . . . . .        $6,441         $5,367           ($ 278)        ($ 990)
                                                  =========      =========        =========      =========


Net earnings (loss) per share :
       Basic  . . . . . . . . . . . . . . . .         $0.69          $0.58           ($0.03)        ($0.11)
       Diluted  . . . . . . . . . . . . . . .          0.61          $0.51           ($0.03)        ($0.11)

Weighted average number common and
  common equivalent shares outstanding:
       Basic  . . . . . . . . . . . . . . . .         9,357          9,259            9,327          9,259
       Diluted  . . . . . . . . . . . . . . .        10,784         10,754            9,327          9,259



                                       See notes to condensed consolidated financial statements.

<CAPTIONS>
                                                 RIDDELL SPORTS INC. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                              (Unaudited)
                                                            (In thousands)



                                                                                 Retained
                                           Common Stock        Additional        earnings           Total
                                     ---------------------       paid in       (Accumulated     Stockholders'
                                      Shares        Amount       capital          deficit)         equity
                                     --------    --------      -----------      ----------       ----------
For the six months ended June 30, 1999:

  Balance, January 1, 1999    . . .      9,259       $ 93         $ 36,849       ($ 11,491)        $ 25,451
    Net loss for the period   . . .         -          -                -             (990)            (990)
                                     --------    --------      -----------      ----------       ----------

  Balance, June 30, 1999  . . . . .      9,259       $ 93         $ 36,849       ($ 12,481)        $ 24,461
                                     ========    ========      ===========      ==========       ==========



For the six months ended June 30, 2000:

  Balance, January 1, 2000  . . . .      9,263       $ 93         $ 36,862       ($ 12,090)        $ 24,865
     Stock issued to employees  . .         54         -               169              -               169
    Issuance of common stock upon
       exercise of stock options  .        131         1               255              -               256
    Net loss for the period   . . .         -          -                -             (278)            (278)
                                     --------    --------      -----------      ----------       ----------

  Balance, June 30, 2000  . . . . .      9,448       $ 94         $ 37,286       ($ 12,368)        $ 25,012
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

<CAPTIONS>
                                                 RIDDELL SPORTS INC. AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (Unaudited)
                                                            (In thousands)

                                                        Three Months Ended               Six Months Ended
                                                             June 30,                        June 30,
                                                     -------------------------      -------------------------
                                                         2000           1999             2000           1999
                                                       ---------      ---------        ---------     ---------
Cash flows from operating activities:
   Net income (loss)  . . . . . . . . . . . . . .         $6,441         $5,367            ($278)      ($ 990)
   Adjustments to reconcile net income (loss)
    to net cash used in operating activities:
     Depreciation and amortization:
       Amortization of debt issue costs   . . . .            216            209              432          410
       Other depreciation and amortization  . . .          1,513          1,398            2,990        2,817
     Provision for losses on accounts receivable             338             68              500          441
     Changes in assets and liabilities:
       (Increase) decrease in:
          Accounts receivable, trade  . . . . . .        (32,146)       (28,145)         (36,185)     (31,725)
          Inventories . . . . . . . . . . . . . .         (2,209)        (3,371)          (7,955)      (9,502)
          Prepaid expenses  . . . . . . . . . . .          1,882           (606)             849       (1,125)
          Other receivables . . . . . . . . . . .            (53)          (115)             187           30
          Other assets  . . . . . . . . . . . . .           (402)            11             (768)        (839)
       Increase (decrease) in:
          Accounts payable  . . . . . . . . . . .          6,212          5,380           10,054        4,256
          Accrued liabilities . . . . . . . . . .          5,181          5,091            1,464        1,871
          Customer deposits . . . . . . . . . . .         10,157          6,885            8,560        4,384
          Other liabilities . . . . . . . . . . .            (27)          (300)             (27)        (300)
                                                       ---------      ---------        ---------     ---------
            Net cash used in operating activities         (2,897)        (8,128)         (20,177)     (30,272)
                                                       ---------      ---------        ---------     ---------

Cash flows from investing activities:
   Capital expenditures   . . . . . . . . . . . .           (628)          (770)          (1,884)      (1,496)
   Other      . . . . . . . . . . . . . . . . . .           (376)            -              (376)        (419)
                                                       ---------      ---------        ---------     ---------
           Net cash used in investing activities          (1,004)          (770)          (2,260)      (1,915)
                                                       ---------      ---------        ---------     ---------

Cash flows from financing activities:
   Net borrowings under line-of-credit agreement           3,488          9,765           23,112       32,565
   Debt issue costs   . . . . . . . . . . . . . .             -            (532)              -          (532)
   Proceeds from issuance of common stock   . . .            256             -               256           -
                                                       ---------      ---------        ---------     ---------
          Net cash provided by financing activities        3,744          9,233           23,368       32,033
                                                       ---------      ---------        ---------     ---------

Net increase (decrease) in cash   . . . . . . . .           (157)           335              931         (154)
Cash, beginning . . . . . . . . . . . . . . . . .          1,601          1,263              513        1,752
                                                       ---------      ---------        ---------     ---------
Cash, end     . . . . . . . . . . . . . . . . . .         $1,444         $1,598           $1,444       $1,598
                                                       =========      =========        =========     =========


                                       See notes to condensed consolidated financial statements.

                      RIDDELL SPORTS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of presentation

     The condensed consolidated financial statements include the accounts of Riddell Sports Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. These statements are unaudited, and in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of Riddell's condensed consolidated financial position and the condensed consolidated results of its operations and cash flows at June 30, 2000 and 1999 and for the periods then ended. Certain information and footnote disclosures made in Riddell's last Annual Report on Form 10-K have been condensed or omitted for these interim statements. Accordingly, these condensed consolidated financial statements should be read in conjunction with Riddell's Annual Report on Form 10-K for the year ended December 31, 1999. Operating results for the three months ended June 30, 2000 are not necessarily indicative of the results to be expected during the remainder of 2000.

2.   Earnings per share

     Basic earnings (loss) per share amounts have been computed by dividing earnings (loss) by the weighted average number of outstanding common shares. Diluted earnings (loss) per share is computed by adjusting earnings for the effect of the assumed conversion of dilutive securities and dividing the result by the weighted average number of common shares and common equivalent shares relating to dilutive securities. A reconciliation between the numerators and denominators for these calculations follows:

<CAPTIONS>
                                                                 Three months ended      Six months ended
                                                                     June 30,                 June 30,
                                                                ------------------    --------------------
                                                                  2000        1999       2000        1999
                                                                -------    -------     -------     -------
                                                                               (In thousands)
  Earnings (loss) - numerator:
    Net income (loss)                                           $ 6,441    $ 5,367       ($278)     ($ 990)
    Effect of assumed conversion of convertible debt,
      when dilutive, - interest savings                             105        105          -          -
                                                                -------    -------     -------     -------
             Numerator for diluted per share computation        $ 6,546    $ 5,472       ($278)     ($ 990)
                                                                =======    =======     =======     =======

  Shares - denominator:
    Weighted average number of outstanding common shares          9,357      9,259       9,327       9,259
    Weighted average common equivalent shares:
      Options, assumed exercise of dilutive options, net
         of treasury shares which could have been
         purchased from the proceeds of the assumed
         exercise based on average market prices                     32        100          -          -
      Convertible debt, assumed conversion when dilutive          1,395      1,395          -          -
                                                                -------    -------     -------     -------
             Denominator for diluted per share computation       10,784     10,754       9,327       9,259
                                                                =======    =======     =======     =======

         For the six-month periods ended June 30, 2000 and 1999 potentially dilutive securities, which include convertible debt and common stock options, were not dilutive due to the net losses incurred and were excluded from the computation of diluted earnings per share.

                      RIDDELL SPORTS INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

3.   Receivables

     Accounts receivable include unbilled shipments of approximately $18,700,000, $1,315,000 and $12,769,000 at June 30, 2000, December 31, 1999 and
June 30, 1999, respectively. It is Riddell's policy to record revenues when the related goods have been shipped. Unbilled shipments represent receivables for shipments that have not yet been invoiced. These amounts relate principally to partial shipments to customers who are not invoiced until their order is shipped in its entirety or customers with orders containing other terms that require a deferral in the issuance of an invoice. Management believes that substantially all of these unbilled receivables will be invoiced within the current sales season.

4.   Inventories

      Inventories consist of the following:
         (In thousands)          June 31, December 31,   June 31,
                                   2000      1999         1999
                                --------  -----------   ---------
         Finished goods         $ 23,999   $ 20,459      $24,895
         Work-in-process           4,281      3,088        2,562
         Raw materials            13,086      9,841       10,808
                                --------   --------     --------
                                $ 41,366    $33,388      $38,265
                                ========   ========     ========

5. Litigation matters and contingencies

   At June 30, 2000, Riddell was a defendant in 7 product liability suits relating to personal injuries allegedly related to the use of helmets manufactured or reconditioned by subsidiaries of Riddell. The ultimate outcome of these claims, or potential future claims, cannot presently be determined. Riddell estimates that the uninsured portion of future costs and expenses related to these claims, and incurred but not reported claims, will amount to at least $3,900,000 and, accordingly, a reserve in this amount is included in the Condensed Consolidated Balance Sheet at June 30, 2000, as part of accrued liabilities and other liabilities. These reserves are based on estimates of losses and defense costs anticipated to result from such claims, from within a range of potential outcomes, based on available information, including an analysis of historical data such as the rate of occurrence and the settlement amounts of past cases. However, due to the uncertainty involved with estimates actual results have at times varied substantially from earlier estimates and could do so in the future. Accordingly there can be no assurance that the ultimate costs of such claims will fall within the established reserves.

6. Supplemental cash flow information

   Cash paid for interest was $1,059,000 and $609,000 for the quarterly periods ended June 30, 2000 and 1999, respectively, and $7,694,000 and $6,968,000 for the six-month periods ended June 30, 2000 and 1999, respectively. Income tax payments, or refunds, were not significant for the periods ended June 30, 2000 and 1999.

   During the six-month period ended June 30, 2000, Riddell issued shares of its common stock, valued at $169,000 based on quoted market values at the time of grant, to certain employees in satisfaction of an accrual for compensation included in accrued liabilities at December 31, 1999.

                      RIDDELL SPORTS INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)


7. Segment information:

   Net revenues and income or loss from operations for the Company's three reportable segments are as follows:

<CAPTIONS>
                                                     Three Months Ended               Six Months Ended
                                                          June 30,                        June 30,
                                                  ------------------------        ------------------------
                                                    2000           1999             2000           1999
                                                  ---------      ---------        ---------      ---------
                                                                        (In thousands)
Net revenues:
   Institutional products and services  . . .        $70,747       $61,782         $106,653        $92,139
   Retail products  . . . . . . . . . . . . .         3,949          3,459            7,066          7,048
   Trademark licensing  . . . . . . . . . . .           323            285              580            598
                                                  ---------      ---------        ---------      ---------
       Consolidated total   . . . . . . . . .        $75,019       $65,526         $114,299        $99,785
                                                  =========      =========        =========      =========

Income (loss) from operations:
   Institutional products and services  . . .        $11,960       $10,244         $ 10,663        $ 8,202
   Retail products  . . . . . . . . . . . . .             74           (30)            (149)            17
   Trademark licensing  . . . . . . . . . . .           129             98              189            239
   Corporate and unallocated expenses   . . .        (1,511 )         (848)          (2,773)        (1,703)
                                                  ---------      ---------        ---------      ---------
       Consolidated total   . . . . . . . . .        $10,652       $ 9,464           $7,930        $ 6,755
                                                  =========      =========        =========      =========

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Overview and seasonality

     Operations for the three-month period ended June 30, 2000 resulted in net income of $6.4 million, or $0.61 per share on a diluted basis, a 20% increase in comparison to net income of $5.4 million, or $0.51 per share on a diluted basis, for the second quarter of 1999.

     Operating income before interest and taxes for the second quarter of 2000 increased by 13%, or $1.2 million to $10.7 million from $9.5 million in the second quarter of 1999. For the six-month period, operating income before interest and taxes increased 17%, or $1.2 million, in 2000 to $7.9 million from $6.7 million in the first half of 1999. Riddell benefitted from increased revenues and declining selling, general and administrative expenses as a percentage of sales, as described in more detail in the discussion which follows this overview. The operating income improvement was achieved in spite of expenses relating to Riddell's new Internet sites and a canceled rights
offering.   Internet expenses were $382,000 in the second quarter and $807,000 in the six-month period of 2000. Costs relating to the rights offering were $328,000 and were charged to expense in the second quarter when the rights offering was canceled. Operating income before these expenses would have been $11.4 million for the second quarter of 2000, an increase of 20% over the second quarter of 1999 and for the first half of 2000 would have been $9.1 million, an increase of 34% over the first half of 1999.

     Although the Company has typically been profitable in the second quarter, it has historically reported a loss in the first half of the year, because of relatively low revenues and relatively high costs during the first quarter. In the first half of 2000, the Company had a net loss of $0.3 million, as compared to a net loss of $1.0 million in the first half of 1999. The loss in the first half of 2000 was anticipated, is consistent with the seasonality of our business and was lower than the loss in the first half of 1999. In recent years, operations have been most profitable in the second and third quarters, with the third quarter typically the strongest, and losses have been incurred in the first and fourth quarters. Factors influencing this seasonal pattern were discussed in our last Annual Report on Form 10-K.


     Revenues

     Revenues for the three-month period ended June 30, 2000 increased 14%, or $9.5 million, to $75.0 million from $65.5 million in the second quarter of 1999. For the six-month period ended June 30, 2000 revenues increased 15%, or $14.5 million, to $114.3 million from $99.8 million in the first half of 1999.

     Most of the revenue gains for both periods came from our extracurricular segment where sales increased 15%, or $8.9 million, to $70.7 million in the second quarter of 2000 from $61.8 million in the second quarter of 1999. For the six-month period, extracurricular revenues increased 16%, or $14.5 million, to $106.7 million in the first half of 2000 from $92.2 million in the first half of 1999. All extracurricular product lines showed sales increases over the year-ago periods. Unit volume increases accounted for most of the revenue growth, with modest price increases contributing as well.

     Extracurricular revenue gains included an increase in school spirit revenues of $6.1 million, or 15%, in the second quarter and $6.8 million, or 12%, in the six-month period with both periods reflecting gains in both our uniform and accessory product lines and in our camp and event operations.
Sales of team sports
products and services increased $2.8 million, or 14%, in the second quarter and $7.7 million, or 21%, in the six-month period. Team sports gains for the quarter included sales increases from Umbro-branded team soccer products, other athletic clothing and our historical reconditioning and new equipment businesses.

     Retail segment revenues increased $0.5 million, or 14%, in the second quarter. For the year-to-date period retail segment revenues were stable with an increase of under 1% from the year ago period. Sales of sports collectible products while higher, were offset in part, because of an internal shift in the responsibility for certain international customers of athletic equipment to the extracurricular segment. These customers had accounted for approximately $230,000 of sales in the second quarter of 1999 and $580,000 of sales in the six-month period of 1999.

     Revenues from trademark licensing were relatively stable at $0.3 million in the second quarter of both 2000 and 1999 and $0.6 million in the six-month periods of both 2000 and 1999.


     Gross Profit

     Gross profit for the second quarter of 2000 increased by 12% to $31.6 million from $28.1 million in the 1999 quarter and for the six-month period
increased by 13% to $47.2 million in 2000 from $41.9 million in 1999.   Gross
margin rates for the quarter decreased by 0.8 points to 42.1% in the second quarter of 2000 from 42.9% in the second quarter of 1999. For the year-to-date period, gross margin rates decreased by 0.7 points to 41.3% in the first half of 2000 from 42.0% in the first half of 1999. While the margin rate for the retail segment improved, this gain was offset by lower margins in the substantially larger extracurricular segment.

     Gross margin rates for the extracurricular segment decreased to 42.1% in the second quarter of 2000 from 43.1% in the second quarter of 1999. For the six-month period the segment's margin rates decreased to 41.3% in 2000 from 42.2% in the first half of 1999. These decreases were largely due to a shift in product mix, as a portion of the segment's revenue gains occurred in product lines which carry below average margins. Margins from reconditioning operations were also lower in 2000, as we continued to incur expenses from facilities slated for closure while we brought our new, more-efficient reconditioning facility online. While selling prices for extracurricular products and services were generally higher, margins were also negatively impacted by the sale of some discontinued Umbro products at a lower than normal margin.

     Gross margin rates for the retail segment increased to 37.1% in the second quarter of 2000 from 34.5% in the second quarter of 1999. For the six-month period the segment's margin rates increased to 35.7% in 2000 from 34.5% in the first half of 1999. These gains related to shifts in product mix as the segment had revenue gains in product lines with above average margins and decreases in sales of product lines with below average margins.


     Selling, General and Administrative Expenses

      Selling, general and administrative expenses decreased as a percentage of revenues to 27.9% of revenues in the second quarter of 2000 from 28.4% in the second quarter of 1999. For the year-to-date period, selling, general and administrative expenses rates decreased to 34.3% of revenues in the first half
of 2000 from 35.2% in the first half of 1999.   The improvement is principally
due to the positive operating leverage which occurs as increased revenues more efficiently absorb the fixed and relatively-fixed portions of expenses. The improvement was achieved in spite of higher Internet expenses than last year and the costs of the canceled rights offering discussed in the overview above. Without these costs our selling, general and administrative expenses would have been 26.9% in the second quarter of 2000 and 33.4% in the first half of 2000.

     Selling, general and administrative expenses rates for the extracurricular segment decreased to 25.2% in the second quarter of 2000 from 26.5% in the second quarter of 1999. For the six-month period the segment's selling, general and administrative expenses decreased to 31.3% in 2000 from 33.2% in the first half of 1999. These gains were due to improved operating leverage as discussed in the preceding paragraph.

     Selling, general and administrative expenses rates for the retail segment decreased to 35.2% in the second quarter of 2000 from 35.4% in the second quarter of 1999. For the six-month period the segment's expense rate increased to 37.8% in 2000 from 34.3% in the first half of 1999. Marginally higher marketing expenses resulted in an increase in the expense rate for the year-to-date period where sales were relatively stable in comparison to the year-ago period. For the second quarter the expense rate decreased, as sales increased proportionately more than expenses.


     Interest Expense

     Interest expense increased by $0.1 million to $4.2 million in the second quarter of 2000 from $4.1 million in the second quarter of 1999. For the six-month period ended June 30, 2000, interest expense increased by $0.5 million to $8.2 million from $7.7 million in the first six months of 1999. The increases for both the second quarter and six-month periods related to interest on our revolving line of credit which increased due to higher outstanding indebtedness during the periods and increases in the prime and Libor interest rates. Outstanding indebtedness began the year higher than the previous year, but ended the six-month period at a lower level.


     Income Taxes

     Operating results for the second quarter and first six months of both 2000 and 1999 included no income tax expense or credit because of our existing net operating loss carryforwards.


Liquidity and Capital Resources

     The seasonality of our working capital needs is impacted by three key factors. First, a significant portion of the products we sell in the extracurricular segment are sold throughout the year on dated-payment terms, with the related receivables becoming due during the July to October period, as the new the school year approaches. Second, we incur costs relating to our summer camp business from the fourth quarter and into the second quarter as we prepare for the upcoming camp season, while camp revenues are mostly collected in the June to August period. Lastly, our debt structure impacts our working capital requirements, as the semi-annual interest payments on our $115 million, 10.5% Senior Notes come due each January and July.

     To finance these seasonal working capital demands, we maintain a credit facility in the form of a revolving line of credit. The outstanding balance on the credit facility usually follows the seasonal cycles described above, increasing during the early part of the operating cycle in the first and second quarters of each year and then decreasing from the middle of the third quarter and into the fourth quarter as collections are used to reduce the outstanding balance.

     At June 30, 2000 the outstanding balance under the credit facility was $36.7 million. This compares with outstanding balances of $13.6 million at December 31, 1999 and $37.0 million at June 30, 1999. The change in the outstanding balance between December 31, 1999 and June 30, 2000 reflects the seasonal working capital pattern presented above. The outstanding balance on the facility at June 30, 2000 is $0.3 million lower than at June 30, 1999 even though we began 2000 with a balance $9.2 million higher than the beginning of 1999. Net borrowings on the facility during the first half of 2000 were $9.5 million lower than the year-ago period, in line with a $10.1 million decline in net cash used in operating activities between the two periods. The principal differences in cash flows from operating activities are that in 1999 we drew funds to finance the initial inventory needs of our Umbro operations, and in 2000 we have more aggressively managed our trade payables.

     Our current debt service obligations are significant and, accordingly, our ability to meet our debt service and other obligations will depend on our future performance and is subject to financial, economic and other factors,
some of which are beyond our control.   Furthermore, due to the seasonality of
our working capital demands described above, year-over-year growth in our business and working capital could lead to higher debt levels in future periods. We believe that operating cash flow together with funds available from our credit facility will be sufficient to fund our current debt service, seasonal and other current working capital requirements. However, many factors, including growth and expansion of our business, could necessitate the need for increased lines of credit or other changes in our credit facilities in the future.

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


Item 2.  Changes in Securities
     None


Item 3.  Defaults upon Senior Securities
     None


Item 4.  Submission of Matters to a Vote of Security Holders

     On May 16, 2000 Riddell held its Annual Meeting of Stockholders. At the Meeting the stockholders elected the following individuals to serve as members of the Board of Directors until the next annual meeting of stockholders or until their earlier removal or resignation:

                                     For      Against  Abstentions
                                 ---------   --------  -----------
     Don R. Kornstein             8,397,259   525,222       None
     David M. Mauer               8,397,259   525,222       None
     John McConnaughy, Jr.        8,397,259   525,222       None
     Robert E. Nederlander        8,397,259   525,222       None
     Glenn E. "Bo" Schembechler   8,397,247   525,234       None
     Arthur N. Seessel III        8,397,259   525,222       None
     Leonard Toboroff             8,397,259   525,222       None
     Jeffrey G. Webb              8,397,259   525,222       None

     The stockholders also voted to amend Riddell's certificate of incorporation to provide Riddell with the ability to issue "blank check" preferred stock. The voting for this proposition was 5,690,172 in favor; 571,172 against and 1,635 abstentions.

     The stockholders also voted to ratify the appointment of Grant Thornton LLP as its independent certified public accountants for the year ending December 31, 2000. The voting for this proposition was 8,888,443 in favor; 33,204 against; and 834 abstentions.



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

                                        RIDDELL SPORTS INC.


     Date:     August 11, 2000          By   /s/ DAVID MAUER
                                            ----------------------
                                             David Mauer
                                             President and
                                             Chief Executive Officer



     Date:     August 11, 2000          By   /s/ DAVID GROELINGER
                                            ----------------------
                                             David Groelinger
                                             Executive Vice President and
                                             Chief Financial Officer


     Date:     August 11, 2000          By   /s/ LAWRENCE F. SIMON
                                            ----------------------
                                             Lawrence F. Simon
                                             Senior Vice President
                                             (Principal Accounting Officer)