Form 10-Q
period 2000-09-30
RIDDELL SPORTS INC
filed 2000-11-14
CIK 874786

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000


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

                9,452,250 Common Shares as of November 13, 2000

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



SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

   This Report contains certain statements which are "forward-looking" statements under the federal securities laws that are based on the beliefs of management as well as assumptions made by and information currently available to management. Forward-looking statements appear in Note 5 of Notes to Condensed Consolidated Financial Statements and throughout Item 2 of Part I, "Management's Discussion and Analysis of Financial Condition and Results of Operations" concerning Riddell's determination of product liability reserves, the seasonal patterns of working capital and revenue and operating results in its business. Certain factors could cause actual results to differ materially from those forward-looking statements including without limitation, (i) continuation of historical patterns of demand for Riddell's products and Riddell's ability to meet the demand; (ii) actions by competitors, including without limitation new product introductions; (iii) the loss of domestic or foreign suppliers; (iv) changes in business strategy or new product lines and Riddell's ability to successfully implement same; (v) the outcome of pending product liability claims and potential future claims; and (vi) changes in interest rates and general economic conditions. Riddell does not intend to update these forward-looking statements.

Part 1.    FINANCIAL INFORMATION; Item 1.  FINANCIAL STATEMENTS

<CAPTIONS>
                                                 RIDDELL SPORTS INC. AND SUBSIDIARIES
                                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                                              (Unaudited)
                                                            (In thousands)

                                                                September 30,    December 31,    September 30,
                                                                    2000            1999            1999
                                                                 ---------       ---------       ---------
                                                                ASSETS
Current assets:
  Cash      . . . . . . . . . . . . . . . . . . . . . . . . . .     $1,649            $513          $  368
  Accounts receivable, trade, less allowance for doubtful
    accounts ($1,620, $1,863 and $1,619 respectively)   . . . .     63,387          32,524          56,064
  Inventories   . . . . . . . . . . . . . . . . . . . . . . . .     33,391          33,388          30,356
  Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . .      4,468           7,578           4,435
  Other receivables   . . . . . . . . . . . . . . . . . . . . .      1,764           2,020           1,612
  Deferred taxes  . . . . . . . . . . . . . . . . . . . . . . .      2,076           2,076             271
                                                                 ---------       ---------       ---------
           Total current assets . . . . . . . . . . . . . . . .    106,735          78,099          93,106
Property, plant and equipment, less accumulated
  depreciation ($11,869, $9,723 and $9,086 respectively)  . . .      8,213           7,771           8,095
Intangibles and deferred charges, less accumulated
  amortization ($20,974, $17,893 and $16,903 respectively)  . .    103,197         105,952         106,674
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . .      3,107           2,514           2,425
                                                                 ---------       ---------       ---------
                                                                  $221,252        $194,336       $ 210,300
                                                                 =========       =========       =========

                                                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . .    $16,519         $10,318        $ 14,224
  Accrued liabilities   . . . . . . . . . . . . . . . . . . . .     10,854          11,783          10,876
  Customer deposits   . . . . . . . . . . . . . . . . . . . . .      3,299           6,090           2,896
                                                                 ---------       ---------       ---------
           Total current liabilities  . . . . . . . . . . . . .     30,672          28,191          27,996

Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . .    150,339         136,097         145,144
Deferred taxes  . . . . . . . . . . . . . . . . . . . . . . . .      2,076           2,076             271
Other liabilities . . . . . . . . . . . . . . . . . . . . . . .      3,040           3,107           3,254
Contingent liabilities (Note 6) . . . . . . . . . . . . . . . .          -               -              -

Stockholders' equity
  Preferred stock   . . . . . . . . . . . . . . . . . . . . . .          -               -               -
  Common stock  . . . . . . . . . . . . . . . . . . . . . . . .         95              93              93
  Additional paid in capital  . . . . . . . . . . . . . . . . .     37,306          36,862          36,849
  Accumulated deficit   . . . . . . . . . . . . . . . . . . . .     (2,276)        (12,090)         (3,307)
                                                                 ---------       ---------       ---------
                                                                    35,125          24,865          33,635
                                                                 ---------       ---------       ---------
                                                                  $221,252        $194,336       $ 210,300
                                                                 =========       =========       =========

                   See notes to condensed consolidated financial statements.


<CAPTIONS>
                                                 RIDDELL SPORTS INC. AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                              (Unaudited)
                                               (In thousands, except per share amounts)


                                                     Three Months Ended              Nine Months Ended
                                                       September  30,                  September  30,
                                                  -------------------------      -------------------------
                                                    2000           1999             2000           1999
                                                  ---------      ---------        ---------      ---------

Net revenues:
   Net sales, products and reconditioning   .       $61,586        $56,253         $150,110       $132,767
   Camps and events   . . . . . . . . . . . .        26,282         23,546           51,477         46,219
   Royalty income   . . . . . . . . . . . . .           312            166              892            764
                                                  ---------      ---------        ---------      ---------
                                                     88,180         79,965          202,479        179,750
                                                  ---------      ---------        ---------      ---------
Cost of revenues:
   Products and reconditioning  . . . . . . .        34,528         30,609           84,483         72,993
   Camps and events   . . . . . . . . . . . .        17,965         16,445           35,122         31,976
                                                  ---------      ---------        ---------      ---------
Cost of sales . . . . . . . . . . . . . . . .        52,493         47,054          119,605        104,969
                                                  ---------      ---------        ---------      ---------
Gross profit  . . . . . . . . . . . . . . . .        35,687         32,911           82,874         74,781
Selling, general and
  administrative expenses . . . . . . . . . .        21,314         18,909           60,571         54,024
                                                  ---------      ---------        ---------      ---------
Income from operations  . . . . . . . . . . .        14,373         14,002           22,303         20,757
Interest expense  . . . . . . . . . . . . . .         4,281          3,923           12,489         11,668
                                                  ---------      ---------        ---------      ---------
Income before taxes . . . . . . . . . . . . .        10,092         10,079            9,814          9,089
Income taxes  . . . . . . . . . . . . . . . .             -            905                -            905
                                                  ---------      ---------        ---------      ---------
Net income  . . . . . . . . . . . . . . . . .       $10,092        $ 9,174           $9,814        $ 8,184
                                                  =========      =========        =========      =========

Net earnings per share :
       Basic  . . . . . . . . . . . . . . . .         $1.07          $0.99            $1.05          $0.88
       Diluted  . . . . . . . . . . . . . . .         $0.92          $0.86            $0.93          $0.78

Weighted average number of common and
  common equivalent shares outstanding:
       Basic  . . . . . . . . . . . . . . . .         9,449          9,259            9,369          9,259
       Diluted  . . . . . . . . . . . . . . .        11,111         10,745           10,852         10,862


                   See notes to condensed consolidated financial statements.


<CAPTIONS>
                                                 RIDDELL SPORTS INC. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                              (Unaudited)
                                                            (In thousands)


                                                                                 Retained
                                           Common Stock        Additional        earnings           Total
                                     ---------------------       paid in       (Accumulated     Stockholders'
                                      Shares        Amount       capital          deficit)         equity
                                     --------    --------      -----------      ----------       ----------
For the nine months ended September 30, 1999:

  Balance, January 1, 1999  . . . .      9,259       $ 93         $ 36,849        ($11,491)        $ 25,451
    Net income for the period   . .          -          -                -           8,184            8,184
                                     --------    --------      -----------      ----------       ----------

  Balance, September 30, 1999   . .      9,259       $ 93          $36,849         ($3,307)         $33,635
                                     ========    ========      ===========      ==========       ==========


For the nine months ended September 30, 2000:

  Balance, January 1, 2000    . . .      9,263       $ 93         $ 36,862       ($ 12,090)        $ 24,865
    Stock issued to employees   . .         54          -              169               -              169
    Issuance of common stock upon
       exercise of stock options  .        135          2              275               -              277
    Net income for the period   . .          -          -                -           9,814            9,814
                                     --------    --------      -----------      ----------       ----------

  Balance, September 30, 2000   . .      9,452       $ 95         $ 37,306        ($ 2,276)        $ 35,125
                                     ========    ========      ===========      ==========       ==========




                   See notes to condensed consolidated financial statements.

<CAPTIONS>
                                                 RIDDELL SPORTS INC. AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (Unaudited)
                                                            (In thousands)

                                                        Three Months Ended              Nine Months Ended
                                                          September  30,                  September 30,
                                                     -------------------------      -------------------------
                                                       2000           1999             2000           1999
                                                       ---------      ---------        ---------    ---------
Cash flows from operating activities:
   Net income   . . . . . . . . . . . . . . . . .        $10,092         $9,174           $9,814       $8,184
   Adjustments to reconcile net income
     to net cash used in operating activities:
     Depreciation and amortization:
       Amortization of debt issue costs   . . . .            216            223              648          633
       Other depreciation and amortization  . . .          1,589          1,468            4,579        4,285
     Provision for losses on accounts receivable             459            277              959          718
     Deferred taxes   . . . . . . . . . . . . . .              -            905                -          905
     Changes in assets and liabilities:
       (Increase) decrease in:
          Accounts receivable, trade  . . . . . .          4,363          2,959          (31,822)     (28,766)
          Inventories . . . . . . . . . . . . . .          7,975          7,909               20       (1,593)
          Prepaid expenses  . . . . . . . . . . .          2,269          3,183            3,118        2,058
          Other receivables . . . . . . . . . . .             69              2              256           32
          Other assets  . . . . . . . . . . . . .            175             98             (593)        (741)
       Increase (decrease) in:
          Accounts payable  . . . . . . . . . . .         (3,883)        (2,776)           6,171        1,480
          Accrued liabilities . . . . . . . . . .         (2,237)        (2,248)            (773)        (377)
          Customer deposits . . . . . . . . . . .        (11,396)        (7,449)          (2,836)      (3,065)
          Other liabilities   . . . . . . . . . .            (40)             -              (67)        (300)
                                                       ---------      ---------        ---------    ---------
            Net cash provided by (used in)
               operating activities . . . . . . .          9,651         13,725          (10,526)     (16,547)
                                                       ---------      ---------        ---------    ---------

Cash flows from investing activities:
   Capital expenditures   . . . . . . . . . . . .           (554)          (601)          (2,438)      (2,097)
   Other      . . . . . . . . . . . . . . . . . .            (43)             -             (419)        (419)
                                                       ---------      ---------        ---------    ---------
           Net cash used in investing activities            (597)          (601)          (2,857)      (2,516)
                                                       ---------      ---------        ---------    ---------

Cash flows from financing activities:
   Net borrowings (repayments) under
     line-of-credit agreement   . . . . . . . . .         (8,870)       (14,321)          14,242       18,244
   Debt issue costs   . . . . . . . . . . . . . .              -            (33)               -         (565)
   Proceeds from issuance of common stock   . . .             21              -              277            -
                                                       ---------      ---------        ---------    ---------
          Net cash provided by financing activities       (8,849)       (14,354)          14,519       17,679
                                                       ---------      ---------        ---------    ---------

Net increase (decrease) in cash   . . . . . . . .            205         (1,230)           1,136       (1,384)
Cash, beginning . . . . . . . . . . . . . . . . .          1,444          1,598              513        1,752
                                                       ---------      ---------        ---------    ---------
Cash, end     . . . . . . . . . . . . . . . . . .         $1,649           $368           $1,649         $368
                                                       =========      =========        =========    =========


                   See notes to condensed consolidated financial statements.

                      RIDDELL SPORTS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.   Basis of presentation

     The condensed consolidated financial statements include the accounts of Riddell Sports Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. These statements are unaudited, and in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of Riddell's condensed consolidated financial position and the condensed consolidated results of its operations and cash flows at September 30, 2000 and 1999 and for the periods then ended. Certain information and footnote disclosures made in Riddell's last Annual Report on Form 10-K have been condensed or omitted for these interim statements. Accordingly, these condensed consolidated financial statements should be read in conjunction with Riddell's Annual Report on Form 10-K for the year ended December 31, 1999. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected during the remainder of 2000.



2.   Earnings per share

     Basic earnings per share amounts have been computed by dividing earnings by the weighted average number of outstanding common shares. Diluted earnings per share is computed by adjusting earnings for the effect of the assumed conversion of dilutive securities and dividing the result by the weighted average number of common shares and common equivalent shares relating to dilutive securities. A reconciliation between the numerators and denominators for these calculations follows:

<CAPTIONS>
                                                                Three months ended      Nine months ended
                                                                   September 30,          September 30,
                                                                ------------------    --------------------
                                                                 2000        1999       2000        1999
                                                                -------    -------     -------     -------
                                                                               (In thousands)
  Earnings - numerator:
    Net income                                                  $10,092      $9,174      $9,814     $8,184
    Effect of assumed conversion of convertible debt,
      interest savings net of tax                                   105         105         314        314
                                                                -------     -------     -------    -------
             Numerator for diluted per share computation        $10,197     $ 9,279     $10,128     $8,498
                                                                =======     =======     =======    =======

  Shares - denominator:
    Weighted average number of outstanding common shares          9,449       9,259       9,369      9,259
    Weighted average common equivalent shares:
      Options, assumed exercise of dilutive options net of
         treasury shares which could have been purchased
         from the proceeds of the assumed exercise based
         on average market prices                                   267          91          88        208
      Convertible debt, assumed conversion                        1,395       1,395       1,395      1,395
                                                                -------     -------     -------    -------
             Denominator for diluted per share computation       11,111      10,745      10,852     10,862
                                                                =======     =======     =======    =======

                      RIDDELL SPORTS INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)


3.   Receivables

     Accounts receivable include unbilled shipments of approximately $3,612,000, $1,315,000 and $3,053,000 at September 30, 2000, December 31, 1999
and September 30, 1999, respectively. It is Riddell's policy to record revenues when the related goods have been shipped. Unbilled shipments represent receivables for shipments that have not yet been invoiced. These amounts relate principally to partial shipments to customers who are not invoiced until their order is shipped in its entirety or customers with orders containing other terms that require a deferral in the issuance of an invoice. Management believes that substantially all of these unbilled receivables will be invoiced within the current sales season.


4.   Inventories

      Inventories consist of the following:
         (In thousands)         Sept. 30,   Dec. 31,  Sept. 30,
                                   2000      1999       1999
                                 --------  ---------  ---------
         Finished goods           $20,409    $20,459    $18,696
         Work-in-process            3,454      3,088      1,878
         Raw materials              9,528      9,841      9,782
                                 --------  ---------  ---------
                                  $33,391    $33,388   $ 30,356
                                 ========  =========  =========

5. Litigation matters and contingencies

   At September 30, 2000, Riddell was a defendant in 8 product liability suits relating to personal injuries allegedly related to the use of helmets manufactured or reconditioned by subsidiaries of Riddell. The ultimate outcome of these claims, or potential future claims, cannot presently be determined. Riddell estimates that the uninsured portion of future costs and expenses related to these claims, and incurred but not reported claims, will amount to at least $4,100,000 and, accordingly, a reserve in this amount is included in the Condensed Consolidated Balance Sheet at September 30, 2000, as part of accrued liabilities and other liabilities. These reserves are based on estimates of losses and defense costs anticipated to result from such claims, from within a range of potential outcomes, based on available information, including an analysis of historical data such as the rate of occurrence and the settlement amounts of past cases. However, due to the uncertainty involved with estimates actual results have at times varied substantially from earlier estimates and could do so in the future. Accordingly there can be no assurance that the ultimate costs of such claims will fall within the established reserves.


6. Supplemental cash flow information

   Cash paid for interest was $7,036,000 and $7,075,000 for the quarterly periods ended September 30, 2000 and 1999, respectively, and $14,730,000 and $14,043,000 for the nine-month periods ended September 30, 2000 and 1999, respectively. Income tax payments, or refunds, were not significant for the periods ended September 30, 2000 and 1999.

                      RIDDELL SPORTS INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)




   During the nine-month period ended September 30, 2000, Riddell issued shares of its common stock, valued at $169,000 based on quoted market values at the time of grant, to certain employees in satisfaction of an accrual for compensation included in accrued liabilities at December 31, 1999.


7. Segment information:

   Net revenues and income or loss from operations for the Company's three reportable segments are as follows:

<CAPTIONS>
                                                     Three Months Ended              Nine Months Ended
                                                       September 30,                   September  30,
                                                  ------------------------        ------------------------
                                                    2000           1999             2000           1999
                                                  ---------      ---------        ---------      ---------
                                                                       (In thousands)
Net revenues:
   Extracurricular products and services  . .       $81,954        $74,647         $188,607       $166,786
   Retail products  . . . . . . . . . . . . .         5,906          5,152           12,972         12,200
   Trademark licensing  . . . . . . . . . . .           312            166              892            764
   Other  . . . . . . . . . . . . . . . . . .             8             -                 8             -
                                                  ---------      ---------        ---------      ---------
       Consolidated total   . . . . . . . . .       $88,180        $79,965         $202,479       $179,750
                                                  =========      =========        =========      =========

Income (loss) from operations:
   Extracurricular products and services  . .       $14,801        $14,744          $25,464        $22,946
   Retail products  . . . . . . . . . . . . .           910            659              761            676
   Trademark licensing  . . . . . . . . . . .           149            (48)             338            191
   Corporate and unallocated expenses   . . .        (1,487)        (1,353)          (4,260)        (3,056)
                                                  ---------      ---------        ---------      ---------
       Consolidated total   . . . . . . . . .       $14,373        $14,002          $22,303        $20,757
                                                  =========      =========        =========      =========

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Overview and seasonality

     Operations for the nine-month period ended September 30, 2000 resulted in net income of $9.8 million, or $0.93 per share on a diluted basis, a 20% increase in comparison to net income of $8.2 million, or $0.78 per share on a diluted basis, for the first nine months of 1999. Net income for the nine-month period of 1999 included a $905,000 tax provision relating to an adjustment in the valuation of deferred taxes whereas no tax expense was accrued for the nine-month period of 2000 because of Riddell's existing tax loss carryforwards.

     Income before taxes for the nine-month period of 2000 increased 8%, or $0.7 million to $9.8 million from $9.1 million in the first nine months of 1999. In the third quarter, income before taxes was approximately the same for the third quarters of both 2000 and 1999 at $10.1 million.

     For the first nine months of 2000, Riddell benefitted from increased revenues and declining selling, general and administrative expenses as a percentage of sales, as described in more detail in the discussion which follows this overview. The improvements in net income and income before taxes in 2000 were achieved in spite of increased expenses relating to Riddell's new
Internet sites and the costs of a canceled rights offering.   Internet expenses
were $0.5 million in the third quarter, and $1.3 million in the nine-month period of 2000, as compared to $0.2 million in both the third quarter and nine month period of 1999. Costs relating to the rights offering of $0.3 million were charged to expense earlier this year when the rights offering was canceled. Pre-tax income before these expenses would have been $11.4 million in the nine-month period of 2000, an increase of 24% over the first nine months of 1999 and in the third quarter of 2000 would have been $10.6 million, an increase of 3% over the third quarter of 1999.

     The third quarter has typically been Riddell's most profitable quarter. In recent years, operations have been most profitable in the second and third quarters, with the third quarter typically the strongest, and losses have been incurred in the first and fourth quarters. Factors influencing this seasonal pattern were discussed in our last Annual Report on Form 10-K.


     Revenues

     Revenues for the three-month period ended September 30, 2000 increased 10%, or $8.2 million, to $88.2 million from $80.0 million in the third quarter of 1999. For the nine-month period ended September 30, 2000 revenues increased 13%, or $22.7 million, to $202.5 million from $179.8 million in the first nine months of 1999.

     Most of the revenue gains for both periods came from our extracurricular segment where sales increased 10%, or $7.3 million, to $82.0 million in the third quarter of 2000 from $74.7 million in the third quarter of 1999. For the nine-month period, extracurricular revenues increased 13%, or $21.8 million, to $188.6 million in the first nine months of 2000 from $166.8 million in the first nine months of 1999. All extracurricular product lines showed sales increases over the year-ago periods. Increased unit volume and higher camp attendance accounted for most of the revenue growth, with modest price increases contributing to a lesser extent.

     Extracurricular revenue gains included an increase in school spirit revenues of $6.8 million, or 13%, in the third quarter and $13.6 million, or 13%, in the nine-month period with both periods reflecting gains in both our uniform and accessory product lines and in our camp and event operations.
Sales of team sports products and services increased $8.2 million, or 13%, in the first nine months of 2000. Since most of the team sports sales gains occurred earlier in the year, the third quarter increase was a more modest gain of 2%, or $0.5 million over the third quarter of 1999. Team sports gains for the first nine-months of 2000 included sales increases from Umbro-branded team soccer products, other athletic clothing and our historical reconditioning and new equipment businesses.

     Retail segment revenues increased $0.8 million, or 15%, in the third quarter and $0.8, or 6% in the nine-month period. The increases related to sales of sports collectible products which were offset in part, by an internal shift in the responsibility for certain international customers of athletic equipment to the extracurricular segment.

     Revenues from trademark licensing increased by $146,000 to $312,000 in the third quarter and by $128,000 to $892,000 in the nine-month period.


     Gross Profit

     Gross profit for the third quarter of 2000 increased by 8% to $35.7 million from $32.9 million in the 1999 quarter and for the nine-month period
increased by 11% to $82.9 million in 2000 from $74.8 million in 1999.   Gross
margin rates for the quarter decreased by 0.7 points to 40.5% in the third quarter of 2000 from 41.2% in the third quarter of 1999. For the year-to-date period, gross margin rates also decreased by 0.7 points, to 40.9% in the first nine months of 2000 from 41.6% in the first nine months of 1999. While the margin rate for the retail segment improved, this gain was offset by lower margins in the substantially larger extracurricular segment.

     Gross margin rates for the extracurricular segment decreased to 40.2% in the third quarter of 2000 from 41.2% in the third quarter of 1999. For the nine-month period the segment's margin rates decreased to 40.8% in 2000 from 41.7% in the first nine months of 1999. These decreases were largely due to a shift in product mix, as a portion of the segment's revenue gains occurred in product lines which carry below average margins. Margins from reconditioning operations were also lower in 2000, as we continued to incur expenses from facilities slated for closure while we brought our new, more-efficient reconditioning facility online. While selling prices for extracurricular products and services were generally higher, margins were also negatively impacted by the sale of some discontinued Umbro products at a lower than normal margins.

     Gross margin rates for the retail segment increased to 40.9% in the third quarter of 2000 from 38.4% in the third quarter of 1999. For the nine-month period the segment's margin rates increased to 38.1% in 2000 from 36.2% in the first nine months of 1999. These gains related to shifts in product mix as the segment had revenue gains in product lines with above average margins and decreases in sales of product lines with below average margins.



     Selling, General and Administrative Expenses

      Selling, general and administrative expenses increased to 24.2% of revenues in the third quarter of 2000 from 23.6% in the third quarter of 1999, primarily as a result of higher Internet spending in 2000 than in 1999. Without the increased Internet costs our selling, general and administrative expenses would have been 23.8% in the third quarter of 2000.

     For the nine-month period selling, general and administrative expenses decreased as a percentage of revenues to 29.9% of revenues from 30.1% in the first nine months of 1999. The year-to-date improvement is principally due to the positive operating leverage which occurs as increased revenues more efficiently absorb the fixed and relatively-fixed portions of expenses. The year-to-date improvement was achieved in spite of higher Internet expenses than last year and the costs of the canceled rights offering discussed in the overview above. Without these increased costs our selling, general and administrative expenses would have been 29.2% in the first nine months of 2000.

     Selling, general and administrative expenses rates for the extracurricular segment increased to 22.1% of revenues in the third quarter of 2000 from 21.5% in the third quarter of 1999. For the nine-month period the segment's selling, general and administrative expenses decreased to 27.3% of revenues in 2000 from 28.0% in the first nine months of 1999. The year-to-date gains were due to improved operating leverage as discussed in the preceding paragraph. The increase during the quarter for the segment related to the timing of expenses and revenue increases within the year-to-date period. Expenses were also impacted by increased expenses related to Riddell's expansion in its team sports uniform and studio dance lines.

     Selling, general and administrative expenses rates for the retail segment were 25.5% of revenues in the third quarter of 2000 in comparison to 25.6% in the third quarter of 1999. For the nine-month period the segment's expense rate increased to 32.2% in 2000 from 30.6% in the first nine months of 1999. Higher marketing expenses resulted in an increase in the expense rate for the year-to-date period.


     Interest Expense

     Interest expense increased by $0.4 million to $4.3 million in the third quarter of 2000 from $3.9 million in the third quarter of 1999. For the nine-month period ended September 30, 2000, interest expense increased by $0.8 million to $12.5 million from $11.7 million in the first nine months of 1999. The increases for both the third quarter and nine-month periods related to interest costs on our revolving line of credit which increased due to higher outstanding indebtedness during the periods and increases in the prime and Libor interest rates. Outstanding indebtedness increased in line with working capital demands related to our line of Umbro-branded team soccer products, which was still in its initial start-up phase in the early part of 1999, and volume growth in other product lines.


     Income Taxes

     Operating results for the third quarter and first nine months 2000 included no income tax expense or credit because of our existing net operating loss carryforwards, while a $905,000 tax charge was taken in the third quarter of 1999, as discussed above.


Liquidity and Capital Resources

     The seasonality of our working capital needs is impacted by three key factors. First, a significant portion of the products we sell in the extracurricular segment are sold throughout the year on dated-payment terms, with the related receivables mostly becoming due during the July to October period, as the new the school year approaches. Second, we incur costs relating to our summer camp business from the fourth quarter and into the second quarter as we prepare for the upcoming camp season, while camp revenues are mostly collected in the June to August period. Lastly, our debt structure impacts our working capital requirements, as the semi-annual interest payments on our $115 million, 10.5% Senior Notes come due each January and July.

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

     At September 30, 2000 the outstanding balance under the credit facility was $27.8 million. This compares with outstanding balances of $13.6 million at December 31, 1999 and $22.6 million at September 30, 1999. The change in the outstanding balance between December 31, 1999 and September 30, 2000 reflects the seasonal working capital pattern presented above. The increase in the outstanding balance between September 30, 2000 and September 30, 1999 reflects increased working capital demands related to our volume growth. Net borrowings on the facility during the first nine months of 2000 were $4.0 million lower than the year-ago period, in line with a $6.0 million decline in net cash used in operating activities between the two periods. The principal differences in cash flows from operating activities are that in 1999 we drew funds to finance the initial working capital needs of our Umbro operations.

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


                                        RIDDELL SPORTS INC.


     Date:     November 13, 2000        By   /s/ DAVID MAUER
                                            ----------------------
                                             David Mauer
                                             President and
                                             Chief Executive Officer




     Date:     November 13, 2000        By   /s/ DAVID GROELINGER
                                            ----------------------
                                             David Groelinger
                                             Executive Vice President and
                                             Chief Financial Officer


     Date:     November 13, 2000        By   /s/ LAWRENCE F. SIMON
                                            ----------------------
                                             Lawrence F. Simon
                                             Senior Vice President
                                             (Principal Accounting Officer)