Form 10-K
period 2000-12-31
RIDDELL SPORTS INC
filed 2001-03-30
CIK 874786

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    FOR THE TRANSITION PERIOD FROM      TO

                         COMMISSION FILE NUMBER 0-19298

                              RIDDELL SPORTS INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE
   (State or other jurisdiction                          22-2890400
of incorporation or organization)           (I.R.S. Employer Identification No.)

               1450 BROADWAY, SUITE 2001, NEW YORK, NEW YORK 10018 (Address of principal executive offices, including zip code)


       Registrant's telephone number, including area code: (212) 921-8101

           Securities registered pursuant to Section 12(b) of the Act:
       Title of each class       Name of each exchange on which registered
             [NONE]                                   [NONE]

           Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $.01 PAR VALUE
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The Registrant hereby incorporates by reference, in response to Part III, its Proxy Statement for its 2001 Annual Meeting of Stockholders to be filed on or before April 30, 2001 (except to the limited extent the rules and regulations of the Commission authorize certain sections of such Proxy Statement not to be incorporated herein by reference, as specifically indicated in such Proxy Statement).

The aggregate market value of the 4,794,797 shares of outstanding voting stock held by non-affiliates of the Registrant, computed by reference to the last sale price of the Registrant's Common Stock on March 21, 2001, is $11,555,461.

As of March 22, 2001, the Registrant had 9,452,250 shares of Common Stock, $.01 par value per share, outstanding.

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

     o a supplier of sports collectible products through retailers in the United States and internationally; and

     o    a major provider of studio dance conventions and competitions.

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

     We believe that more than 50% of all high school and collegiate football players either wear our football helmets or use other branded football equipment sold by us. We also have a longstanding agreement with the NFL for the promotion of our Riddell brand. Over 80% of the NFL players choose to wear our helmets. We also use the Riddell brand to sell sports collectible products through retailers in the U.S. and internationally. We believe that our Varsity Spirit brand cheerleading uniforms are worn by more high school and college cheerleaders than any other brand. Our cheerleading camps were attended by more than 230,000 students in 2000, more than 30,000 people traveled to the Walt Disney Resort in Orlando, Florida to participate in and view our various cheerleading and dance competitions.

     We are a Delaware corporation that was formed in 1988 to acquire the Riddell brand football protective equipment business. In 1991, we effected an initial public offering of our common stock. Since 1995, we have been distributing our products to the extracurricular market directly, rather than through dealers. In 1997, we acquired Varsity Spirit Corporation, a leader in the spirit industry. At the end of 1998, we became the exclusive U.S. licensee for Umbro branded soccer team apparel, footwear, equipment and accessories for the team channel of distribution. Umbro is one of the leading soccer brands worldwide. We believe that the Umbro license complements our existing product lines.

     Our strategy is to increase our current market share and broaden the recognition of our brands in the extracurricular market. We intend to implement this strategy by:

     o continuing to focus on opportunities to market additional products and services to our traditional customers in our team sports and school spirit business;

     o developing special events, competitions and championships to create new relationships with participants in extracurricular activities that we are currently not serving effectively, such as youth baseball; and

     o    expanding the size of our sales force.

RECENT DEVELOPMENTS

     On March 1, 2001, our subsidiary, Varsity Fashions and Supplies, Inc. filed a lawsuit in the Southern District of New York against Umbro Worldwide, Ltd. and its related companies seeking to prevent certain breaches by Umbro of its agreement with Varsity pertaining to, INTER ALIA, its sale of products into the United States via the Internet and its threatened change of market positioning of certain Umbro products previously sold by Signal Apparel, Inc. We do not believe the lawsuit will have a material adverse effect on the company.

BUSINESS SEGMENTS

     We presently employ our sales and marketing strategy and operate our business through various wholly-owned subsidiaries in three business segments.

     EXTRACURRICULAR

     Our extracurricular segment, which we have historically referred to as our institutional segment, markets, manufactures and distributes products and services primarily through our approximately 340 person direct sales force to customers such as schools, recreational groups and other organizations. It is our largest segment, and was responsible for over 91% of our revenues in 2000.

     RETAIL

     Our retail segment markets products through retailers in the U.S. and internationally, and was responsible for approximately 8% of our revenues in 2000. Most of the products sold by this segment are sports collectible products, such as authentic and replica football helmets which bear licensed National Football League and collegiate team logos. We also have a license from Major League Baseball. This segment's operations also include sales of a limited amount of recreational football, baseball and other athletic products sold internationally and in the U.S. through consumer product retailers and distributors.

     LICENSING

     Our licensing segment consists of the licensing of our Riddell and MacGregor trademark rights to other entities for use in marketing products such as athletic footwear and equipment, and was responsible for approximately 1% of our revenues in 2000.

     Financial information for each of our three business segments is presented in Note 14 to our consolidated financial statements.

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

     These activities take place in approximately 40,000 junior and senior high schools and in colleges, as well as in youth leagues and organizations like Little League, Pop Warner and parks and recreation leagues. In addition to the
6.5 million participants in high school team sports in the U.S., we estimate that there are an additional 20 million participants in team sports in youth leagues and junior high schools. We also estimate that there are an additional 10 million participants in other extracurricular activities, such as school-sponsored cheerleading, bands and choirs and youth who take dance lessons at private studios. We estimate that spending by these various participants on the extracurricular activities that we are already targeting exceeds $2 billion a year and represents aggregate spending of over $5 billion annually.

     TEAM SPORTS

     We are one of the world's leading manufacturers of football helmets, which we sell under our Riddell brand. Our Riddell brand football helmets are worn by football players throughout the world, including players on all NFL teams, certain other professional leagues and on most teams in the NCAA. High school teams, however, have historically been the largest market for our football helmets. We offer several types of competitive and youth football helmets which are different in their configurations, padding and other features. Our helmets meet the industry standards set by the National Operational Committee for Safety in Athletic Equipment, an independent entity organized by various participants from the sporting goods industry which establishes industry-wide standards for protective athletic equipment.

     We also sell a professional and collegiate line of shoulder pads under the Power(R) name and several other lines of shoulder pads under the Riddell name. Our shoulder pads are used by NFL, college, high school and youth players.

     We have been steadily widening the categories of athletic products we sell to the extracurricular market. In 1996, we introduced a line of baseball and softball products designed for high school and college players and expanded this line to the youth market in 1998. In late 1998, we also introduced a line of custom team uniforms for high school and youth participants.

     GAME UNIFORMS

     We believe that the game uniform market for team sports is a larger market than our other team sports products and services lines of business.

     In 1998, we introduced a line of athletic game uniforms for the team sports market. We are seeking to capitalize on the efficiency and expertise obtained through the manufacture of our custom-made cheerleading and dance team uniforms by applying the same design and manufacturing techniques to the production of athletic game uniforms.

     At the end of 1998, we also began offering Umbro team soccer uniforms, equipment and apparel, through a network of independent sales representatives. These independent sales representatives market and sell Umbro team soccer apparel, footwear and equipment to the team channel of distribution in the United States.

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

     SCHOOL SPIRIT

     CHEERLEADER AND DANCE TEAM UNIFORMS AND ACCESSORIES

     We design, market and manufacture cheerleader and dance team uniforms and accessories, including sweaters, sweatshirts, jumpers, vests, skirts, warm-up suits, t-shirts, shorts, pompons, socks, jackets, pins and gloves. We market all of our cheerleading uniforms and accessories under the Varsity Spirit trademark. Approximately 100,000 catalogs are mailed annually to schools and school spirit advisors and coaches containing color photographs and descriptions of our Varsity Spirit line of uniforms and accessories. We supplement our direct sales force and catalog sales efforts with a telemarketing sales force of 13 full and part-time employees.

     CHEERLEADER AND DANCE TEAM CAMPS

     We operate cheerleader and dance team camps in the United States. Camp enrollment has increased every year since the camp division commenced operation in 1975 with 20 cheerleading camps and 4,000 participants. During the 2001 camp season, approximately 230,000 participants, consisting of students and their coaches, attended Varsity's Universal Cheerleader Association and United Spirit Association camps, including over 8,000 participants representing colleges and junior colleges. During 2000, cheerleading and/or dance team squads from approximately 75% of the universities comprising the ATLANTIC COAST, BIG EAST, BIG TEN, BIG TWELVE, PACIFIC 10 and SOUTHEASTERN collegiate athletic conferences attended our camps.

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

     o    National High School Cheerleading Championship(R)

     o    National Dance Team Championship(R)

     o    College Cheerleading and Dance Team National Championship(R)

     o    National All Star Cheerleading Championship(R)

     o    Company Dance Championship(R)

     These championships and special events have been regularly televised on the ESPN television network and have been sponsored by various companies and products, including Nike, Degree, AT&T, Pond's, The Walt Disney World Resort, Johnson & Johnson and Claire's Accessories.

     In addition to promoting cheerleading and dance team activities, these championships, television specials and events are a source of revenues for us. In 2000, over 33,000 persons, including cheerleaders and their families, attended our special events.

     OTHER EXTRACURRICULAR OPERATIONS

     We are continuing to expand our uniform design, manufacturing and special event expertise from cheerleading into the private dance studio market through our venture called Company Dance. In June 2000, we acquired certain of the assets of the Netherland Corporation ("Starlight Productions"), one of the
larger studio dance competition companies. While Starlight Productions' historical operations and assets are not material in comparison to our Financial Statements, we feel that this acquisition combined with our existing Company Dance convention business will help us to expand our entree into the studio dance business. Company Dance operates weekend dance conventions and competitions in twenty-nine U.S. cities, an annual convention championship from the Walt Disney Resort in Orlando that is televised on ESPN and two annual competition championships.

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

     o    Our proprietary, direct sales force

     o    Cross marketing of products and promotional activities

          o    Camps and Clinics

          o    Special events, conventions and competitions

          o    Uniforms and accessories

     o    Key marketing alliances

     o    Internet operations

     PROPRIETARY, DIRECT SALES FORCE

     Our comprehensive relationship marketing and sales strategy is made possible by our approximately 340 person direct sales force who are responsible for developing and maintaining relationships among the 40,000 junior and senior high schools, and colleges in the United States. We believe that there is no other nationwide direct sales force focusing on the product lines that we sell to the extracurricular branch of the educational market and that this gives us a significant competitive advantage. Our sales force develops relationships with coaches and athletic directors throughout the U.S. by providing value-added services that enhance the coach's management of his team. Examples of this include: providing clinics, fitting football helmets and equipment, and quickly servicing, designing and fitting custom-uniforms for participants in cheerleading and team sports.

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

     Just as our camps build loyalty with respect to cheerleading, special events, conventions and competitions, for other extracurricular activities can build new allegiances from participants in a wide variety of other extracurricular activities. We run regional and national cheerleading and dance team competitions, organize national dance competitions for young individuals and sponsor youth soccer tournaments. The national competitions and finals for these activities are typically held at The Walt Disney Resort in Orlando, Florida and are televised on ESPN and/or ESPN2. Participants in the school spirit activities that we target are also given the opportunity to take part in various performance events in the U.S. and Europe. These events include parades, such as the annual Macy's Thanksgiving Day parade in New York City and year-end parades in London and Paris. We also arrange half-time shows for college football bowl games. We intend to extend our promotional activities to a greater number of extracurricular activities with soccer and dance the most likely next additions.

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

     We also have longstanding marketing alliances with other strategic partners such as the Walt Disney Company, ESPN and other media and marketing entities. We are currently in our 19th year of broadcasting championship events on ESPN and ESPN2, and our current agreement with ESPN extends through the year 2001. We have been holding championship events at the Walt Disney World Resort in Orlando Florida since 1995, and our current agreement with the Walt Disney Company extends through the year 2004. All of these alliances serve to further emphasize the prominence and importance of the activity and the participant. All of these marketing relationships also enhance one another and serve to reinforce and cross-market our products and services.

     INTERNET OPERATIONS

     We believe that our Internet operations, which are described further below, are a logical extension and application of this approach and are designed to enhance our contact with customers and build brand loyalty.

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

     CHEERLEADING AND DANCE TEAM UNIFORMS AND ACCESSORIES

     Most of the cheerleading and dance team uniforms designed, manufactured and marketed by us are made to order. During 2000, we contracted for our production requirements with eleven independent U.S. garment manufacturers. The manufacturers provide knitting, cutting, sewing, finishing and shipping, and we provide the patterns, fabrics, yarn and manufacturing specifications and quality control supervision. We also provide some cutting, knitting and lettering at two specialized production facilities. The use of independent manufacturing facilities to fulfill our production needs affords us with the flexibility to adjust our production output to meet our highly seasonal selling cycle. The use of independent manufacturers also reduces our fixed costs, which we believe is beneficial in a highly seasonal business.

     Cheerleading accessories such as shoes, pompons and campwear are purchased from various suppliers including Nike, Adidas, Converse, Body Wrappers, and Top Sox, among others. We have expanded the variety and number of accessories we market, which has contributed to the increase in our revenues in recent years.

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

     Our sports collectibles are sold under licenses from NFL Properties, which has granted us a license to use the names, symbols, emblems, designs and colors of the member clubs of the NFL and the "League Marks" (such as "National Football League, " "NFL", "AFC", "Super Bowl," "Pro Bowl," the "NFL Shield" design and other insignia adopted by the NFL) on authentic and replica football helmets sold for display purposes to fans and collectors. We also have licenses from most major colleges and Major League Baseball.

     We sell football helmets in various miniature and full-sized models. We also sell lamps and desk organizers bearing the colors and logos of NFL and college football teams. We sell miniature baseball batter's helmets and lamps under licenses from Major League Baseball.

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

     LICENSING SEGMENT

     We license our Riddell and MacGregor trademarks to third parties for use on various products, including clothing, footwear and balls.

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

     We license the "Riddell" name for use on footwear. Under the terms of a settlement agreement reached in 1997 with the bankruptcy trustee for MacGregor Sporting Goods, Inc., and others, we have ceded all of the royalties from this license until the earlier of the second half of 2007 or such time as the license produces $3.0 million (plus interest) of royalties to certain third parties.

     MACGREGOR LICENSING

     We have granted Kmart Corporation a non-exclusive license to use the MacGregor trademark on athletic socks until June 30, 2001. Kmart does not intend to renew the license and we plan to re-license the trademarks. We have also granted Footstar, Inc. an exclusive license to use the MacGregor trademark on athletic footwear sold at Kmart stores under a license with an initial term expiring on June 30, 2001. We have agreed with Footstar, in principle, to a renewal and an amendment to the license, and the documentation is currently being completed.

     In 2000, we granted a license for use of our MacGregor trademark on team sports products sold to retailers. We also amended an existing MacGregor license for team sports sold to the extracurricular segment which had been royalty free, to provide for royalties to be paid to us.

OUR INTERNET OPERATIONS

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

     We launched our Internet business in the fourth quarter of 1999 with our first two web sites: a community web site with e-commerce elements for cheerleaders, WWW.VARSITY.COM, and our e-commerce web site for our sports collectibles, WWW.RIDDELL.COM. In the third quarter of 2000 we launched WWW.CODANCE.COM, our website for Company Dance.

SEASONALITY AND BACKLOG

     Our operations are highly seasonal. In recent years, our operations have been most profitable in the second and third quarters, with the third quarter typically the strongest, while losses have typically been incurred in the first and fourth quarters.

     The following table sets forth selected unaudited operating results of Riddell for each of the four quarters in 2000 and 1999. You should read this information together with the consolidated financial statements, the notes related to those financial statements and the other financial data included elsewhere in this report.

                                         First      Second    Third    Fourth
                                        Quarter    Quarter   Quarter   Quarter
                                        -------    -------   -------   -------
                                                    (in thousands)
Year ended December 31, 2000:
Revenues .............................  $39,280    $75,019   $88,180   $32,242
   Percent of total annual revenues ..       17%        32%       37%       14%
Operating income (loss) ..............  $(2,722)   $10,652   $14,373   $(5,290)
Net income (loss) ....................  $(6,719)   $ 6,441   $10,092   $(9,253)

Year ended December 31, 1999:
Revenues .............................  $34,259    $65,526   $79,965   $28,847
   Percent of total annual revenues ..       16%        32%       38%       14%
Operating income (loss) ..............  $(2,709)   $ 9,464   $14,002   $(5,072)
Net income (loss) ....................   (6,367)     5,367     9,174    (8,783)

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

     o Cheerleading and dance uniforms and accessories are typically ordered and shipped between late March, when new cheerleaders are selected for the coming school year, and the end of August, just before the new school year begins.

     o Most of the extracurricular segment's camp revenues relate to our cheerleading camps. We incur costs relating to our camp business during the first and second quarter as we prepare for the upcoming camp season, while most revenue relating to the camps is earned during the period from June to August. Company Dance competitions and conventions primarily take place during the first and second quarters which may temper this segment's seasonality.

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

     Our sales order backlog was $20.7 million at February 28, 2001 compared to $20.6 million at February 29, 2000. We expect substantially all of the backlog to be shipped within the 2001 calendar year.

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

     We compete with Showbiz, Starpower, Showstoppers, Tremaine, West Coast Dance Explosion, New York City Dance Alliance, and other smaller national and regional companies in operating studio dance conventions and competitions. We believe the principal factors governing the selection of a studio dance convention or competition are the reputation of the dance operator for providing quality instruction and supervision, location, schedule and tuition charged for convention/competition.

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

TRADEMARKS AND SERVICE MARKS

     We own various common law and registered trademarks in the U.S. and various foreign countries including the following: Riddell, MacGregor, ProEdge, Power, Air Pac, Warrior, Biolite, Maxpro, Universal Cheerleaders Association, Varsity Spirit, United Spirit Association, Co. Dance, National High School Cheerleading Championship, the Universal Dance Association, Universal Dance Camps, Varsity Spirit Fashions and The National Dance Team Championship, among others.

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

EMPLOYEES

     At December 31, 2000, we had approximately 1,250 employees. Approximately 1,125 of these employees were employed on a full time basis and approximately 125 were part time or temporary employees. Approximately 41 employees employed in manufacturing at the Chicago factory are represented by the Chicago and Central States Joint Board, Amalgamated Clothing and Textile Workers Union, under a collective bargaining agreement which expires in March 2002. Approximately 17 of our employees working in reconditioning at our New York facility are represented by the Local #500A United Food and Commercial Workers Union (AFL-CIO) under a collective bargaining agreement which expires in January 2003. We have been discussing a renewal of this agreement with the union.

     During the summer of 2000, we employed approximately 3,000 summer camp instructors, trainers and administrators on a seasonal basis.

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

     The first level of insurance coverage under the policy provides basic coverage of up to $2,250,000 per claim (with an annual limit of $4,500,000) in excess of an uninsured retention (deductible) of $750,000 per occurrence. This basic coverage has an aggregate limit which is currently $6,300,000, but the policy requires us to increase this maximum limit to $7,700,000 by paying a fixed annual payment or by prepaying the required premium at any time, which counts at 120% of the amount paid toward the limit.

     The insurance program also provides for additional coverage, which may be subject to certain state statutes limiting the applicability of such coverage in certain instances, of up to $20,000,000 per occurrence, in excess of the first $3,000,000 of each claim which is covered by the uninsured retention and basic coverage, to the extent available. Claims covered by this excess coverage are subject to one of two separate $20,000,000 aggregate policy limits, depending on the date of the related injury. The first $20,000,000 aggregate limit applies to claims for injuries occurring prior to January 31, 1998 while claims occurring after January 1998, are covered under the second separate $20,000,000 aggregate limit. Should either of these $20,000,000 aggregate limits become exhausted or impaired, in full or in part, the policy provides that Riddell can reinstate the affected limit back to a full $20,000,000 level upon payment of a reinstatement premium. Each of the $20,000,000 aggregate limits may only be reinstated once and the reinstatement premium can vary from $750,000 to $2,500,000 depending on the amount of the reinstatement and which of the two aggregate limits is to be reinstated.

     There is no certainty that coverage will remain available to us after January 2005 or that the insured amounts will be sufficient to cover all existing or future claims. Our product liability insurance carrier is a division of American International Group, Inc.

     PRODUCT LIABILITY PROCEEDINGS

     We have historically been a defendant in product liability personal injury suits allegedly related to the use of football helmets manufactured or reconditioned by us. As of March 22, 2001, nine product liability cases were pending against us.

     In March 1999, a jury rendered a verdict against us and two of our wholly owned subsidiaries, Riddell, Inc. and All American Sports Corporation, in a Texas lawsuit, in the aggregate amount of $11,450,000, $9,900,000 of which was awarded on a product liability claim and $1,550,000 of which was awarded on a bystander emotional distress claim. On February 14, 2001, the United States Court of Appeals for the Fifth District overturned the bystander emotional distress claim and held that it could not be re-tried. The jury award on the product liability claim was also reversed and was remanded to the lower court. We do not know whether the plaintiff will seek to retry the product liability case.

     We have established reserves for pending product liability claims and determine our reserves based on the level of insurance that is available and estimates of losses and defense and settlement costs which we anticipate would result from such claims based on information available at the time the financial statements are issued. Due to the uncertainty involved with estimates, actual results have at times varied substantially from earlier estimates and could do so in the future. Accordingly, there can be no assurance that the ultimate costs of these claims or potential future claims will fall within the established reserves. See Note 9 to the Consolidated Financial Statements.

ITEM 2:   PROPERTIES

     We own our principal football helmet manufacturing facility located in Chicago, Illinois and we lease various facilities throughout the U.S.

     We believe our properties, machinery and equipment are adequate for our current requirements.

     Set forth below is information regarding our principal properties:

                                                                      Lease
                                                       Square       Expiration
Location              Principal Use                    Footage         Date
------------------    -----------------------------    -------    --------------

New York, New York    Corporate headquarters             3,476    September 2009

Chicago, Illinois     Headquarters of Riddell, Inc.     95,000    Owned
                      and helmet manufacturing

Elk Grove Village,    Warehouse and distribution       105,000    March 2005
  Illinois            center

Elyria, Ohio          Headquarters for All American      2,000    September 2014
                      Sports Corporation
                      reconditioning operations and
                      customer service

Stroudsburg,          Reconditioning and shoulder       44,000    October 2001
  Pennsylvania        pad customizing

Memphis, Tennessee    Headquarters for Varsity          50,000    March 2002
                      Operations

Memphis, Tennessee    Headquarters for Varsity          51,045    Commences
                      Operations                                  December 2001,
                                                                  Expires
                                                                  November 2011

Bartlett, Tennessee   Warehouse and Manufacturing      205,000    October 2010

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

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our common stock was quoted on The Nasdaq National Stock Market System under the symbol RIDL through November 20, 1998. Commencing November 23, 1998 our common stock was listed on the American Stock Exchange under the symbol RDL. As of December 31, 2000, there were approximately 717 holders of record of our common stock. The following table sets forth the high and low sales prices for our common stock as reported by the NASDAQ-NMS for the period of January 1, 1998 through November 23, 1998, and as reported by the American Stock Exchange for the rest of 1998, for 1999 and for 2000:

                                                       HIGH          LOW
Year Ended December 31, 1998:
First Quarter                                        $  5 5/8     $  4
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
Fourth Quarter                                          3 1/2        2 13/16

Year Ended December 31, 2000:
First Quarter                                           3 5/8        2 15/16
Second Quarter                                          4 1/8        2 3/8
Third Quarter                                           5 3/4        2 15/16
Fourth Quarter                                          5            2

     The closing sale price of the Common Stock on December 31, 2000 was $3.00.

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

                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

STATEMENT OF OPERATIONS DATA (1)            YEAR ENDED DECEMBER 31,
                            ----------------------------------------------------
                              2000       1999      1998(2)     1997      1996
                            --------   --------   --------   --------   -------
Net revenues                $234,721   $208,597   $186,600   $138,273   $72,382
Cost of Revenues             140,790    123,762    113,541     80,675    38,813
                            --------   --------   --------   --------   -------
Gross profit                  93,931     84,835     73,059     57,598    33,569
Selling, general and
  administrative expenses     77,072     69,210     64,617     46,278    27,853
Other charges (credits) (3)     (154)       (60)       925         --        --
                            --------   --------   --------   --------   -------
Income from operations        17,013     15,685      7,517     11,320     5,716
Interest expense              16,352     15,379     14,656     11,879     2,763
                            --------   --------   --------   --------   -------
Income (loss) before taxes
  and extraordinary item         661        306     (7,139)      (559)    2,953
                            --------   --------   --------   --------   -------
Income taxes                     100        905         --         --       110
                            --------   --------   --------   --------   -------
Income (loss) before
  extraordinary item        $    561   $   (599)  $ (7,139)  $   (559)  $ 2,843
                            ========   ========   ========   ========   =======
Earnings (loss) per share
  before extraordinary item:
  Basic                     $   0.06   $  (0.06)  $  (0.78)  $  (0.07)  $  0.35
  Diluted                       0.06      (0.06)     (0.78)     (0.07)     0.33


BALANCE SHEET DATA (1) (4)                     DECEMBER 31,
                            ---------------------------------------------------
                              2000       1999      1998(2)     1997      1996
                            --------   --------   --------   --------   -------
Working capital             $ 56,211   $ 49,908   $ 37,963   $ 37,599   $25,957
Total assets                 193,817    194,336    186,211    181,761    76,361
Long-term debt, less
  current portion            138,919    136,097    126,900    122,500    29,984
Stockholders' equity          25,872     24,865     25,451     32,125    27,745

                                          YEAR ENDED DECEMBER 31,
                            ---------------------------------------------------
                              2000       1999      1998(2)     1997      1996
                            --------   --------   --------   --------   -------
STATEMENTS OF CASH FLOWS DATA:
Cash flows from operating
  activities (5)            $  1,662   $ (6,655)  $    682   $  4,361   $(4,584)
Cash flows from investing
  activities (5)              (4,158)    (3,228)    (4,479)   (93,225)   (1,313)
Cash flows from financing
  activities (5)               3,099      8,644      4,538     89,518     5,639
OTHER DATA (UNAUDITED):
EBITDA (6)                  $ 23,157   $ 21,519   $ 13,230   $ 15,330   $ 7,909

----------
(1)  In June 1997 Riddell acquired Varsity Spirit Corporation.

(2) Operations for 1998 were impacted by $1.5 million of losses relating to new product initiatives and $3.1 million of costs (including the restructuring plan costs referred to in note 3 below) relating to certain strategic changes which were undertaken to improve future profitability, see "Management's Discussion and Analysis of Financial Condition and Results of Operations, " for greater detail regarding our restructuring.

(3) Other charges of $925,000 in 1998 consisted of lease termination and employee severance costs related to a restructuring plan adopted in 1998, see "Management's Discussion and Analysis of Financial Condition and Results of Operations," for greater detail regarding our restructuring.

(4) See Note 9 to the consolidated financial statements relating to contingent liabilities.

(5) For more detail regarding cash flow from these activities see the Consolidated Statements of Cash Flow on page F-6.

(6) EBITDA is the sum of our earnings or loss before extraordinary items (and the cumulative effect of changes in accounting principles (as applicable)), interest, income taxes, depreciation and amortization expense. EBITDA is a widely accepted financial indicator of a company's ability to service indebtedness. However, EBITDA should not be considered as an alternative to income from operations or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) and should not be construed as an indication of our operating performance or as a measure of our liquidity. The measure of EBITDA presented above may not be comparable to similarly titled measures reported by other companies because EBITDA is not a standardized measure of profitability or cash flow as defined by generally accepted accounting principals.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of operations

     Set forth below is the percentage of our revenues generated by each of our three business segments in the years ended December 31, 1998, 1999 and 2000.

                                                      1998    1999    2000
                                                      ----    ----    ----
     Extracurricular Segment:
         Spirit and dance products and services       60.1%   57.7%   57.9%
         Team sports products and services            29.3%   33.1%   33.8%
                                                      ----    ----    ----
         Total extracurricular segment                89.4%   90.8%   91.7%

     Retail Segment                                    9.7%    8.7%    7.8%
     Licensing Segment                                 0.9%    0.5%    0.5%


     YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

     Overview

     In 2000, we achieved our first profitable year since the acquisition of Varsity Spirit in 1997. Income from operations increased by $1.3 million. This improvement was achieved in spite of $1.5 million of increased expenses relating to our Internet operations and costs of a rights offering that was contemplated, but canceled during the year.

     Revenues increased both from the continued strong sales growth of newer product lines, including Umbro-branded soccer products and athletic game uniforms, as well as increased volume from our traditional lines of products and services. We continued to benefit from actions taken in prior years to reduce costs and from the positive operating leverage that occurs as increased revenues more efficiently absorb the fixed, and relatively-fixed, portion of operating costs.

     Our extracurricular segment continued to provide the vast majority of our operating income. Its operating income increased $1.9 million from $18.5 million in 1999 to $20.4 million in 2000. This was driven by a $2.3 million dollar increase in the operating income of the school spirit division. Operating income for our historical team sports operations increased $0.7 million but was offset by operating losses of $1.1 million from our Umbro soccer operations.

     Revenues

     Revenues in 2000 increased $26.1 million, or 13%, to $234.7 million in comparison to revenues of $208.6 million in 1999.

     All of the revenue gain came from our extracurricular segment where revenues increased 14% or $25.8 million, from $189.4 million in 1999 to $215.2 million in 2000. The extracurricular segment includes team sports and school spirit lines of products and services.

     Sales of team sports products and services grew by 15% or $10.1 million, from $69.1 million in 1999 to $79.2 million in 2000. Sales of our Umbro-branded team soccer products and our new line of athletic game uniforms generated $5 million of the increase. We also benefited from a continued increased focus on sales to youth leagues as well as increased volume and generally higher selling prices on our traditional team sports products.

     Revenues from school spirit lines products and services grew by 13% or $15.7 million, from $120.3 million in 1999 to $136.0 million in 2000. More than half of the revenue growth came from increased volume of uniforms and accessories. Camp and event revenues increased as well with the number of camp participants growing by approximately 15,000 to 230,000 in 2000.

     Revenues from the retail segment were $18.3 million in 2000, increasing slightly from $18.1 in 1999. The increases related to sales of sports collectible products which were offset in part, by an internal shift in the responsibility for certain international customers of athletic equipment to the extracurricular segment.

     Royalty income from trademark licensing increased slightly in 2000 to $1.2 million from just over $1.0 million in 1999.

     Gross profit

     Gross profit in 2000 increased to $93.9 million from $84.8 million in 1999. Gross margins decreased as a percentage of revenues to 40.0% in 2000 from 40.7% in 1999.

     The gross margin rate for the extracurricular segment decreased to 39.9% in 2000 from 40.8% in 1999. This decrease was largely due to a shift in product mix, as a portion of the segment's revenue gains occurred in product lines that carry below average margins. Margins from reconditioning operations were also lower in 2000, as we continued to incur expenses from facilities slated for closure while we brought our new, more-efficient reconditioning facility online. While selling prices for extracurricular products and services were generally higher, margins were also negatively impacted by the sale of some discontinued Umbro products at lower than normal margins.

     Gross margins for the retail segment increased to 37.3% of revenues in 2000 from 35.7% of revenues in 1999. The increase in margins in 2000 was principally due to a shift in product mix.

     While trademark licensing does have some costs including selling, general and administrative expenses, there are no costs that are deducted in arriving at gross profit. Accordingly, any increase or decrease in royalty income results in a corresponding increase or decrease in gross profit for the licensing segment.

     Selling, general and administrative expenses

     Selling, general and administrative expenses in 2000 increased by $7.7 million from $69.2 million in 1999 to $76.9 million in 2000. This increase included $1.7 million of increased commissions relating to higher sales, $1.2 million higher expenses due to the start-up of the athletic game uniform product line, a $1.2 million increase in internet expenses and $0.3 million relating to a cancelled rights offering. Despite these costs, selling, general and administrative expenses decreased as a percentage of sales to 32.8% in 2000 from 33.2% in 1999. This improvement is principally due to the improved absorption of the relatively fixed portions of selling, general and administrative expenses resulting from the increases in revenues, a continuation of a trend noted in prior periods.

     Extracurricular segment selling, general and administrative expenses decreased as a percentage of revenues to 30.4% of revenues in 2000 from 31.1% in 1999. The improvement in the expense ratio was due to the reasons discussed in the preceding paragraph.

     Retail segment selling, general and administrative expenses increased as a percentage of revenues to 30.3% of revenues in 2000 from 29.2%. Higher marketing expenses resulted in the increased expense rate.

     Licensing segment selling, general and administrative expenses were stable in comparison to the prior year, at just below $0.8 million in both 2000 and 1999.

     Interest expense

     Interest expense in 2000 increased 6%, or $1.0 million over 1999 levels. The increase related to our revolving line of credit and was due to an increase in average indebtedness and increases in the prime and Libor interest rates. Outstanding indebtedness increased in line with working capital demands related to our line of Umbro-branded soccer products, which was still in its initial start-up phase in the early part of 1999, and volume growth in other product lines.

     Income taxes

     Income tax expense in 2000 consisted of a provision for federal alternative minimum tax, with an offsetting deferred tax benefit, and a provision for current state income taxes. Income tax expense in 1999 reflects an adjustment relating to the valuation of deferred taxes. No other net tax expense was recorded in 2000 or 1999 as we have net operating loss carry forwards which offset any such taxes.

     The net loss carry forwards result from unrecognized tax benefits arising from net operating losses in years prior to 1999. The remaining unrecognized tax benefit would be utilized with the generation of approximately $1.5 million of future pre-tax income and adjustments.

     We have certain nondeductible annual expenses that are added as adjustments to pretax income to calculate taxes. These expenses include nondeductible amortization of approximately $2.1 million, much of which arises from goodwill associated with the Varsity acquisition. The effect of these adjustments, as well as other items effecting our tax rates, are shown in the reconciliation of our tax provision to taxes based on statutory rates shown in Note 10 to our Consolidated Financial Statements.

     YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

     Overview

     In 1999, we achieved significant improvement in the profitability of our business. Income before taxes increased $7.4 million, from a $7.1 million loss in 1998 to a profit before taxes of $0.3 million in 1999.

     Revenues increased both from initial sales of new product lines as well as increased volume from our traditional lines of products and services. We also began to see benefits from actions taken late in 1998 to reduce costs and improve profitability. Some of these actions resulted in charges that totaled $3.1 million, which contributed to our loss in 1998. These charges included $925,000 classified as a restructuring charge and are discussed in more detail below in the discussion of the restructuring plan.

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

     Sales of team sports products and services grew by 27% or $14.5 million, from $54.6 million in 1998 to $69.1 million in 1999. Sales of our new line of Umbro-branded team soccer products and our new line of athletic game uniforms generated $9 million of the increase. We also benefited from increased focus on sales to youth leagues as well as increased volume and generally higher selling prices on our traditional team sports products.

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

     Income taxes

     Income tax expense in 1999 reflects an adjustment relating to the valuation of deferred taxes and not a cash payment of taxes. No tax expense, other than this adjustment, was recorded in 1999, as we have net operating loss carry forwards which offset any such taxes, as described above.

Umbro license

     In 1998, we entered into a license agreement with Umbro International, Inc. which entitles us to market and manufacture Umbro brand soccer team apparel, footwear, equipment and accessories on an exclusive basis to the team channel of distribution throughout the United States, Puerto Rico and the U.S. Virgin Islands. The term of the license is five years with an option to renew for an additional five-year period if we achieve certain performance levels. The license was royalty-free in 1999. We began paying royalties in the year 2000, at which time we are also required to meet annual minimum sales figures. If we fail to meet required minimum sales levels subsequent to 1999 for two consecutive annual periods, Umbro has the right to terminate the license.

     Our subsidiary, Varsity Fashions and Supplies, Inc. has recently filed a lawsuit in the Southern District of New York against Umbro and its related companies seeking to prevent certain breaches by Umbro of its agreement with Varsity pertaining to, INTER ALIA, its sale of products into the United States via the Internet and its threatened change of market positioning of certain Umbro products previously sold by Signal Apparel, Inc. We do not believe the lawsuit will have a material adverse effect on the company.

MacGregor trademark

     We acquired certain rights to the MacGregor trademark as part of an acquisition in 1988 at an allocated cost of approximately $18.0 million. We are amortizing the trademark over a period of forty years. The unamortized cost of this asset included in intangible assets at December 31, 2000 was approximately $12.3 million (See Note 5 of the Consolidated Financial Statements). If there were a material decline in the revenues from the MacGregor trademark, then the carrying amount of the MacGregor trademark rights could be deemed to have been impaired. A write-down for such impairment could have a material adverse effect on our financial position and results of operations.

Restructuring plan

     In the fourth quarter of 1998 we formulated and initiated a restructuring plan involving the consolidation of several of our reconditioning facilities and the elimination of approximately 40 jobs including two senior positions. Together these actions led to a $925,000 restructuring charge in 1998. The charge included a provision of $800,000, included in accrued liabilities at December 31, 1998, for certain lease termination and employee severance costs, most of which were expected to be expended during 1999. The restructuring actions are expected to yield annual savings of over $1.0 million once facility closures are completed and new centralized operations are fully implemented. The restructuring actions resulted in cost savings of approximately $400,000 in 1999, net of non-recurring current year expenses of $160,000 for restructuring related costs such as moving expenses. Restructuring savings realized during 2000 were approximately $600,000. It is estimated the remaining annual benefit will be realized during 2001.

     The initial restructuring plan called for essentially all of our restructuring activities to have been completed by the end of 1999. We completed and commenced operations of a new, larger reconditioning facility in 1999. However, the consolidation of reconditioning facilities originally scheduled for the fall of 1999 was delayed until the second quarter of 2000. The cessation of reconditioning operations at certain other facilities was delayed to allow additional time for the new reconditioning facility to reach full capacity. As a result, while the anticipated senior positions were eliminated in 1998, none of the employee severance costs related to the elimination of jobs at reconditioning facilities was expended until 2000. Additionally, one of the leased reconditioning facilities originally slated for closure is now being utilized for the alternative purpose of warehousing finished goods.

     The initial restructuring charge in 1998 included a provision of $800,000, included in accrued liabilities at December 31, 1998, for certain lease termination and employee severance costs. In 1999, approximately $480,000 of these costs were paid and $60,000 of lease termination costs were reversed to income when it was determined the facility would be used for alternate purposes, as discussed above, leaving a balance of $260,000 in accrued liabilities at December 31, 1998. In 2000, $106,000 of these costs were paid on completion of the plan and the unused remaining balance of $154,000 was reversed to income. The unused balance principally related to severance costs that were not needed as the displaced employees were placed elsewhere in the Company in positions that became open due to normal attrition and growth in other areas.

Liquidity and capital resources

     The seasonality of our working capital needs is primarily impacted by three factors. First, a significant portion of the products we sell into the extracurricular segment are sold throughout the year on dated-payment terms, with the related receivables becoming due when the school year begins during the following July to October period. Second, we incur costs relating to our summer camp business during the first and second quarter as we prepare for the upcoming camp season, while camp revenues are mostly collected in the June to August period. Lastly, our debt structure impacts our working capital requirements as the semi-annual interest payments on our $115 million, 10.5% Senior Notes come due each January and July.

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

     At December 31, 2000 the outstanding balance under the credit facility was $16.4 million. This compares with outstanding balances of $13.6 million at December 31, 1999. The increase in outstanding borrowings between December 31, 1999 and December 31, 2000 reflects the factors discussed above in the paragraph on interest expense in the comparison of results of operations between these periods.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 14(a) in Part IV and page F-1 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     The Registrant hereby incorporates by reference, in response to Part III, its Proxy Statement for its 2001 Annual Meeting of Stockholders to be filed on or before April 30, 2001 (except to the limited extent the rules and regulations of the Commission authorize certain sections of such Proxy Statement not to be incorporated herein by reference, as specifically indicated in such Proxy Statement).

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

                                            RIDDELL SPORTS INC.



Dated:  March 29, 2001                      By:             DAVID MAUER
                                                --------------------------------
                                                     Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



DAVID MAUER                  Chief Executive Officer             March 29, 2001
---------------------        and Director
David M. Mauer               (Principal Executive Officer)

ROBERT  NEDERLANDER          Chairman of the Board               March 29, 2001
---------------------
Robert Nederlander

JEFFREY G. WEBB              Vice Chairman of the Board          March 29, 2001
---------------------        and Chief Operating Officer
Jeffrey G. Webb

LEONARD TOBOROFF             Vice President and Director         March 29, 2001
---------------------
Leonard Toboroff

DAVID GROELINGER             Executive Vice President and        March 29, 2001
---------------------        Chief Financial Officer
David Groelinger             (Principal Financial Officer)


LAWRENCE SIMON               Senior Vice President               March 29, 2001
---------------------        (Principal Accounting Officer)
Lawrence Simon

DON KORNSTEIN                Director                            March 29, 2001
---------------------
Don Kornstein

JOHN MCCONNAUGHY, JR.        Director                            March 29, 2001
---------------------
John McConnaughy, Jr.

                             Director                            March 29, 2001
---------------------
Glenn E. Schembechler

ARTHUR N. SEESSEL            Director                            March 29, 2001
---------------------
Arthur N. Seessel

Item 14(c)     PART IV

               Exhibit Index

EXHIBIT
NUMBER         DESCRIPTION

 2.1 Agreement and Plan of Merger, dated as of May 5, 1997, by and among Riddell Sports Inc., Cheer Acquisition Corp. and Varsity Spirit Corporation (15).

 3.1          Articles of Incorporation of Riddell Sports Inc. (11).

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

   9.1         Voting Trust Agreement dated May 1991 (2).

  10.1 Settlement Agreement, dated April 9, 1981, among McGregor-Doniger Inc., Brunswick Corporation and The Equilink Corporation (2).

  10.2         1997 Stock Option Plan (13).

  10.3 Lease, dated November 12, 1993, between the International Brotherhood of Painters and Allied Trade Union and Industry Pension Fund and Riddell, Inc., (8); and Amendment dated March 20, 1995 (8); and Amendment dated September 19, 1996
               (12); and Amendment dated February 2000 (20).

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

  10.9 Employment Agreement, dated as of March 7, 1996, between Riddell Sports Inc. and David Groelinger (10), as amended March 7, 1998
               (18) and as amended March 1, 2000 (20).

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

  10.13 Employment Agreement, dated as of May 5, 1997, between Riddell Sports Inc. and Jeffrey G. Webb (16).

  10.14 Employment Agreement, dated as of May 5, 1997, between Riddell Sports Inc. and W. Kline Boyd (16), as amended August 2, 1999
               (20).

  10.15 Umbro License Agreement, dated as of November 23, 1998, between Umbro International, Inc. and Varsity Spirit Fashions & Supplies, Inc. (19).

  10.16        Asset and USISL Stock  Purchase  Agreement,  dated as of November
               1998, between Umbro International, Inc. and Varsity Spirit Fashions & Supplies, Inc. (19).

  10.17 Amended and Restated Loan, Guaranty And Security Agreement dated as of April 20, 1999 among the financial institutions named therein, as the Lenders, Bank of America National Trust and Savings Association, as the Agent, Riddell Sports Inc., as the Parent Guarantor, Riddell, Inc., All American Sports Corporation, Varsity Spirit Corporation, and Varsity Spirit Fashions &
               Supplies, Inc. collectively, as the Borrower and all other subsidiaries of the Parent Guarantor, collectively, as the Subsidiary Guarantors (19), as amended July 16, 1999 (20), as amended January 1, 2000 (20), as amended December 31, 2000 (1) and as amended December 31, 2000 (1).

  10.18 Industrial Lease and Agreement dated October 1, 1998, between Laphiew Gin Company and Varsity Spirit Corporation (19).

  10.19        Sublease between Nederlander Television and Film Production, Inc.
               and Riddell Sports Inc., as amended (20).

  10.20 Agreement to Build and Lease dated as of December 30, 1998 between MMCA Development, LLC and All American Sports Corporation
               (20), as amended February 1, 2000 (20).

  10.21 Employment Agreement, dated as of March 1, 2000, between Riddell Sports Inc. and Greg Webb (1).

  10.22 Industrial Lease Agreement dated August 22, 2000 between Riddell Sports, Inc. and Belz Investco GP (1), as amended January 24, 2001 (1) and as amended February 13, 2001.

  10.23 Lease Agreement dated February 1, 2001 between Riddell Sports Inc. and Lenox Park Building F Partners (1).

  21           List of subsidiaries (17).

  23           Consent of Grant Thornton LLP regarding Riddell Sports Inc. (1).


----------
(1)  Filed herewith.

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

(15) Incorporated by reference to Riddell Sports Inc.'s Report on Form 8-K filed May 8, 1996.

(16) Incorporated by reference to Varsity Spirit Corporation Schedule 13D filed June 25, 1997.

(17) Incorporated by reference to Riddell Sports Inc.'s Registration Statement on Form S-4 (Registration No. 333-31525) filed July 18, 1997.

(18) Incorporated by reference to Riddell Sports Inc.'s Form 10-K Report for the year ended 1997 (File No. 0-19298).

(19) Incorporated by reference to Riddell Sports Inc.'s Form 10-K Report for the year ended 1998 (File No. 0-19298).

(20) Incorporated by reference to Riddell Sports Inc.'s Form 10-K Report for the year ended 1999 (File No. 0-19298).

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

Report of Independent Certified Public Accountants .....................     F-2

Consolidated Balance Sheets at December 31, 2000 and 1999 ..............     F-3

Consolidated Statements of Operations for the years ended
    December 31, 2000, 1998 and 1998 ...................................     F-4

Consolidated Statements of Stockholders' Equity for the years
    ended December 31, 2000, 1999 and 1998 .............................     F-5

Consolidated Statements of Cash Flows for the years ended
    December 31, 2000, 1999 and 1998 ...................................     F-6

Notes to Consolidated Financial Statements .............................     F-7


Financial Statement Schedules

    Report of Independent Certified Public Accountants on Schedule .....     S-1

    Schedule II - Valuation and Qualifying Accounts ....................     S-2

    All other financial statement schedules are omitted as the required information is presented in the financial statements or the notes thereto or is not necessary.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS






Board of Directors
Riddell Sports Inc.

         We have audited the accompanying consolidated balance sheets of Riddell Sports Inc. (a Delaware corporation) and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the management of Riddell Sports Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Riddell Sports Inc. and Subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


                                                          GRANT THORNTON LLP


Chicago, Illinois
February 20, 2001

                      RIDDELL SPORTS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                       DECEMBER 31,
                                                                                 ----------------------
                                                                                   2000          1999
                                                                                 --------      --------
                                                       ASSETS
Current assets:
   Cash ....................................................................       $1,116          $513
   Accounts receivable, trade, less allowance for doubtful
     accounts ($1,247 and $1,863 respectively) .............................       35,245        32,524
   Inventories .............................................................       32,807        33,388
   Prepaid expenses ........................................................        6,419         7,578
   Other receivables .......................................................        2,070         2,020
   Deferred taxes ..........................................................        2,270         2,076
                                                                                 --------      --------
           Total current assets ............................................       79,927        78,099
Property and equipment, less accumulated depreciation ......................        8,543         7,771
Intangible assets and deferred charges, less accumulated amortization ......      102,388       105,952
Other assets ...............................................................        2,959         2,514
                                                                                 --------      --------
               Total assets ................................................     $193,817      $194,336
                                                                                 ========      ========


                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ........................................................       $7,340       $10,318
   Accrued liabilities .....................................................       10,886        11,783
   Customer deposits .......................................................        5,490         6,090
                                                                                 --------      --------
           Total current liabilities .......................................       23,716        28,191
Long-term debt, less current portion .......................................      138,919       136,097
Deferred taxes .............................................................        2,270         2,076
Other liabilities ..........................................................        3,040         3,107
Commitments and contingent liabilities .....................................           --            --

Stockholders' equity:
   Preferred stock, $.01 par; authorized 5,000,000 shares; none issued .....           --            --
   Common stock, $.01 par; authorized 40,000,000 shares; issued
     and outstanding 9,452,250 and 9,263,957 shares, respectively ..........           95            93
   Capital in excess of par ................................................       37,306        36,862
   Accumulated deficit .....................................................      (11,529)      (12,090)
                                                                                 --------      --------
           Total stockholders' equity ......................................       25,872        24,865
                                                                                 --------      --------
               Total liabilities and stockholders' equity ..................     $193,817      $194,336
                                                                                 ========      ========


                 See notes to consolidated financial statements

                      RIDDELL SPORTS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                   YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                2000        1999        1998
                                                              --------    --------    --------
Net revenues:
   Net sales, products and reconditioning...................  $176,659    $156,411    $136,283
   Camps and events.........................................    56,856      51,130      48,704
   Royalty income...........................................     1,206       1,056       1,613
                                                              --------    --------    --------
                                                               234,721     208,597     186,600
                                                              --------    --------    --------
Costs of revenues:
   Products and reconditioning..............................   102,652      89,166      79,611
   Camps and events.........................................    38,138      34,596      33,930
                                                              --------    --------    --------
                                                               140,790     123,762     113,541
                                                              --------    --------    --------
Gross profit................................................    93,931      84,835      73,059
Selling, general and administrative expenses................    77,072      69,210      64,617
Other charges (credits).....................................      (154)        (60)        925
                                                              --------    --------     -------
Income from operations......................................    17,013      15,685       7,517
Interest expense............................................    16,352      15,379      14,656
                                                              --------    --------    --------
Income (loss) before taxes..................................       661         306      (7,139)
Income taxes................................................       100         905          --
                                                              --------    --------    --------
Net income (loss)...........................................      $561       ($599)    ($7,139)
                                                              ========    ========    ========

Net income (loss) per share, basic and diluted..............     $0.06      ($0.06)     ($0.78)


Weighted average number of common and common
  equivalent shares outstanding:
     Basic..................................................     9,389       9,260       9,134
     Diluted ...............................................     9,471       9,260       9,134






                 See notes to consolidated financial statements

                      RIDDELL SPORTS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                                          RETAINED
                                        COMMON STOCK        ADDITIONAL    EARNINGS       TOTAL
                                   ---------------------      PAID IN  (ACCUMULATED   STOCKHOLDERS'
                                    SHARES        AMOUNT      CAPITAL     DEFICIT)       EQUITY
                                   --------     --------     --------     --------      --------
Balance, January 1, 1998 .......      9,079          $91      $36,386      ($4,352)      $32,125
   Issuance of common stock
     upon exercise of stock
     options and warrants ......         99            1          136           --           137
   Stock issued to employees ...         81            1          327           --           328
   Net (loss) for the year .....         --           --           --       (7,139)       (7,139)
                                   --------     --------     --------     --------      --------
Balance, December 31, 1998 .....      9,259           93       36,849      (11,491)       25,451
   Issuance of common stock upon
     exercise of stock options .          4           --           13           --            13
   Net (loss) for the year .....         --           --           --         (599)         (599)
                                   --------     --------     --------     --------      --------
Balance, December 31, 1999 .....      9,263           93       36,862      (12,090)       24,865
   Stock issued to employees ...         54           --          169           --           169
   Issuance of common stock upon
     exercise of stock options .        135            2          275           --           277
   Net income for the year .....         --           --           --          561           561
                                   --------     --------     --------     --------      --------
Balance, December 31, 2000 .....      9,452          $95      $37,306     ($11,529)      $25,872
                                   ========     ========     ========     ========      ========











                 See notes to consolidated financial statements

                      RIDDELL SPORTS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                         YEARS ENDED DECEMBER 31,
                                                                   ---------------------------------
                                                                     2000        1999         1998
                                                                   -------      -------      -------
Cash flows from operating activities:
   Net income (loss) .........................................        $561        ($599)     ($7,139)
   Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
     Depreciation and amortization:
       Amortization of debt issue costs ......................         863          843          803
       Other depreciation and amortization ...................       6,144        5,834        5,713
     Compensation expense for stock issued to employees ......          --           --          199
     Provision for losses on accounts receivable .............       1,173        1,196          929
     Deferred taxes ..........................................          --          905           --
     Change in assets and liabilities (net
      of effects from acquisitions):
       (Increase) decrease in:
         Accounts receivable, trade ..........................      (3,894)      (5,704)      (2,520)
         Inventories .........................................         604       (4,625)      (4,697)
         Prepaid expenses ....................................       1,167       (1,085)         307
         Other receivables ...................................         (50)        (376)         (82)
         Other assets ........................................        (445)        (830)         212
       Increase (decrease) in:
         Accounts payable ....................................      (3,008)      (2,426)       4,367
         Accrued liabilities .................................        (741)         530          664
         Customer deposits ...................................        (645)         129        1,432
         Other liabilities ...................................         (67)        (447)         494
                                                                   -------      -------      -------
           Net cash provided by (used in) operating activities       1,662       (6,655)         682
                                                                   -------      -------      -------
Cash flows from investment activities:
   Capital expenditures ......................................      (3,511)      (2,542)      (2,494)
   Acquisitions ..............................................        (419)          --           --
   Umbro license acquisition fee .............................          --           --         (500)
   Other investments .........................................        (228)        (686)      (1,485)
                                                                   -------      -------      -------
           Net cash used in investing activities .............      (4,158)      (3,228)      (4,479)
                                                                   -------      -------      -------
Cash flows from financing activities:
   Net borrowings under line-of-credit agreement .............       2,822        9,197        4,400
   Debt issue costs ..........................................          --         (566)          --
   Proceeds from issuance of common stock ....................         277           13          138
                                                                   -------      -------      -------
         Net cash provided by financing activities ...........       3,099        8,644        4,538
                                                                   -------      -------      -------
Net increase (decrease) in cash ..............................         603       (1,239)         741
Cash, beginning ..............................................         513        1,752        1,011
                                                                   -------      -------      -------
Cash, ending .................................................      $1,116         $513        $1752
                                                                   =======      =======      =======


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

         Long-lived assets, including goodwill and other intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the related assets' carrying value is compared to the undiscounted estimated future cash flows from the related operations.

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

         REVENUES: Sales of products and reconditioning are recorded upon shipment to customers. Camp and event revenues are recognized over the term of the respective activity. Royalty income is generally recorded by Riddell when earned, based upon contracts with licensees. These contracts provide for royalties based upon the licensee's sales or purchases of covered products, subject to periodic minimum amounts of royalties.

         ESTIMATES: In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods

                      RIDDELL SPORTS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

reported. Actual results could differ from those estimates. Estimates relating to contingent liabilities are further discussed in Note 9.

         CONCENTRATION OF CREDIT RISK: The majority of Riddell's receivables arise from sales to schools and other institutions. Riddell maintains reserves for potential losses on receivables from these institutions, as well as receivables from other customers, and such losses have generally not exceeded management's expectations.

         EARNINGS (LOSS) PER SHARE: Basic earnings (loss) per share amounts have been computed by dividing earnings (loss) by the weighted average number of outstanding common shares. Diluted earnings (loss) per share is computed dividing earnings (loss) by the weighted average number of common shares and common equivalent shares relating to dilutive securities. The following table shows a reconciliation of this denominator:

                                                                       YEARS ENDED DECEMBER 31,
                                                            -------------------------------------------
                                                                2000            1999           1998
                                                            ------------    -----------     -----------
                                                                            (IN THOUSANDS)
         Weighted average number of outstanding
            common shares...................................       9,389          9,260           9,134
         Options, assumed exercise of dilutive options,
            net of treasury shares which could have
            been purchased from the proceeds of
            the assumed exercise based on
            average market prices...........................          82             --              --
                                                            ------------    -----------     -----------
                  Denominator for diluted computation.......       9,471          9,260           9,134
                                                            ============    ===========     ===========

         For the year ended December 31, 2000, options to purchase 1,960,450 shares of common stock with a weighted average price of $4.66 and the convertible debt described in Note 6 were excluded from the computation of diluted earnings per share, as their inclusion would not have been dilutive. For the years ended December 31, 1999 and 1998, potentially dilutive securities, which include convertible debt, common stock options and warrants, were not dilutive due to the net losses incurred and were excluded from the computation of diluted earnings per share.

         SHIPPING AND HANDLING FEES: In September 2000, the Emerging Issues Task force ("EITF") reached a consensus with respect to EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." The purpose of this issue discussion was to clarify the classification of shipping and handling revenue and costs. The consensus reached was that all shipping and handling amounts billed to customers should be classified as revenue. Additionally, a consensus was reached that the classification of shipping and handling costs is an accounting policy decision that should be disclosed pursuant to Accounting Principles Board Opinion No. 22, "Disclosures of Amounting Policies." The Company may adopt a policy of including shipping and handling costs in cost of sales or in operating expenses . If shipping costs are material and are not included in costs of sales, disclosure of both the amount of such costs and the line item on the income statement is required.

The Company has adopted EITF issue 00-10 and billings to customers for freight and handling charges are generally included in net sales and cost of goods sold in the Consolidated Statements of Operations for all periods presented.

                      RIDDELL SPORTS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.       RECEIVABLES

         Accounts receivable include unbilled shipments of approximately $972,000 and $1,315,000 at December 31, 2000 and 1999. It is Riddell's policy to record revenues when the related goods have been shipped. Unbilled shipments represent receivables for shipments that have not yet been invoiced. These amounts relate principally to partial shipments to customers, who are not invoiced until their order is shipped in its entirety or customers with orders containing other terms that require a deferral in the issuance of an invoice. Management believes that substantially all of these unbilled receivables will be invoiced within the current sales season.

3.       INVENTORIES:

         Inventories consist of the following:

                                               DECEMBER 31,
                                       ---------------------------
                                          2000           1999
                                       -----------    ------------
                                             (IN THOUSANDS)

                  Finished goods           $18,591         $20,459
                  Work-in-process            3,974           3,088
                  Raw materials             10,242           9,841
                                       -----------    ------------
                                           $32,807         $33,388
                                       ===========    ============

4.       PROPERTY AND EQUIPMENT:

         Property and equipment consist of the following:

                                              DECEMBER 31,

                                           2000          1999
                                       -----------    ------------
                                            (IN THOUSANDS)

         Land                                 $207            $207
         Building and improvements           1,694           1,527
         Machinery and equipment            19,254          15,760
                                       -----------    ------------
                                            21,155          17,494
         Less accumulated depreciation      12,612           9,723
                                       -----------    ------------
                                            $8,543          $7,771
                                       ===========    ============

         Depreciation expense relating to all property and equipment amounted to $2,889,000, $2,642,000 and $2,446,000 for the years ended December 31, 2000,
1999, and 1998, respectively.

                      RIDDELL SPORTS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5.       INTANGIBLE ASSETS AND DEFERRED CHARGES:

         Intangible assets and deferred charges consist of the following:

                                         ESTIMATED       DECEMBER 31,
                                          LIVES    ---------------------------
                                         IN YEARS    2000             1999
                                         --------  -----------    ------------
                                                        (IN THOUSANDS)

         MacGregor trademark rights         40         $18,040         $18,040
         Trademarks                         40           3,250           3,250
         Goodwill                        20 to 40       92,664          92,110
         Debt issue costs                    8           7,547           7,547
         Other                            7 to 10        2,898           2,898
                                                   -----------    ------------
                                                       124,399         123,845
         Less accumulated amortization                  22,011          17,893
                                                   -----------    ------------
                                                      $102,388        $105,952
                                                   ===========    ============

         Amortization expense relating to all intangible assets and deferred charges amounted to $4,118,000, $4,035,000 and $4,070,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

6.       LONG-TERM DEBT:

Long-term debt consists of the following:

                                                                           DECEMBER 31,
                                                                    -----------------------
                                                                        2000        1999
                                                                    ----------   ----------
                                                                        (IN THOUSANDS)

Outstanding balance under a credit facility  expiring in 2003,        $ 16,419     $ 13,597
  the facility was revised in 1999, terms further described below


Senior notes, 10.5%, due 2007, terms further described below           115,000      115,000

Convertible subordinated note payable, interest at 4.1%,                 7,500        7,500
  due 2002 through 2004, terms further described below
                                                                    ----------   ----------
                                                                      $138,919     $136,097
                                                                    ==========   ==========

The aggregate maturities of long-term debt are as follows:

                   YEARS ENDING DECEMBER 31,                     (IN THOUSANDS)
                          2002                                        $  1,875
                          2003                                          18,294
                          2004                                           3,750
                          2007                                         115,000
                                                                    ----------
                                                                      $138.919
                                                                    ==========

                      RIDDELL SPORTS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         In April 1999, Riddell entered into a revised credit facility with Bank of America National Trust and Savings Association. The revised credit facility replaced Riddell's $35 million credit facility with NationsBank (now named Bank of America ) and NBD Bank, which subsequently became a participant in the revised facility. The revised credit facility consists of a line of credit in a principal amount not to exceed $48 million, expiring at the end of December 2003. Draws under the line of credit are limited to a percentage of Riddell's eligible receivables and inventory, as defined by the credit facility agreement. The outstanding balance of the line accrues interest at a rate of LIBOR plus a margin of 2.25% on draws so designated by Riddell, payable at the end of the applicable interest period, but not less frequently than quarterly and on other draws at the higher of the bank's prime rate plus a margin of 0.75% or the Federal Funds rate plus 1.25%, payable monthly. The credit facility also calls for an unused line fee equal to an annual rate of 0.375% applied to the amount by which the lesser of $40 million and the then maximum revolving amount exceeds the average daily balance of outstanding borrowings under the line. The bank can adjust the margin of interest rate over the related notes on a quarterly basis, dependant on certain financial ratios. The interest rate margin can vary between 1.75% and 2.75% over LIBOR, 0.25% to 1.25% over the prime rate and 0.75% and 1.75% over the Federal Funds rate. The credit facility agreement contains covenants which, among other things, require Riddell to meet certain financial ratio and net worth tests, restrict the level of additional indebtedness Riddell may incur, limit payments of dividends, restrict the sale of assets and limit investments Riddell may make. The credit facility also requires repayment of the principal amount upon the occurrence of a change in the control, as defined, of Riddell. Riddell has pledged essentially all of its tangible assets as collateral for the credit facility.

         The 10.5% senior notes contain covenants that, among other things, restrict the level of other indebtedness Riddell may incur, the amounts of investments it may make in other businesses, the sale of assets and use of proceeds therefrom and the payment of dividends. The senior notes also restrict payment of junior indebtedness prior to the maturity of the junior indebtedness. The full face value of the senior notes are due on July 15, 2007. The interest on the senior notes is payable semiannually on January 15 and July 15. The holders of the senior notes have the right to require the senior notes to be redeemed at 101% of the principal amount in the event of a change of control (as defined in the senior notes). The senior notes contain prepayment restrictions and have no mandatory redemption provisions. The senior notes are guaranteed by all of Riddell's subsidiaries. Each of these subsidiaries are wholly-owned subsidiaries of Riddell and have fully and unconditionally guaranteed the senior notes on a joint and several basis. Riddell itself is a holding company with no assets or operations other than those relating to its investments in its subsidiaries. The separate financial statements of the guaranteeing subsidiaries are not presented in this report because, considering the facts stated above, the separate financial statements and other disclosures concerning the guaranteeing subsidiaries are not deemed material to investors by management.

         The 4.1% convertible subordinated note is subordinated in right to prior payment in full of senior indebtedness, which is generally defined in the governing agreements to include debt under the senior notes and revolving line of credit described above and any refinancing, renewal or replacement thereof as well as certain other debt. Repayments of 25% and 33-1/3% of the then outstanding principal balance is due on November 1, 2002 and 2003, respectively, with the remaining balance due November 1, 2004. Interest is payable semiannually each May 1 and November 1. The note limits Riddell's ability to grant stock options and requires repayment of 101% of the principal amount in the event of a change in control (as defined). The note is convertible into shares of common stock based on a conversion price of $5.3763 per share.

                      RIDDELL SPORTS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.       STOCKHOLDERS' EQUITY AND STOCK OPTION PLANS:

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

         During 2000 and 1998, Riddell issued 54,000 and 81,000 shares, respectively, of its common stock to certain employees for incentive compensation as a stock award under the terms of the 1997 Stock Option Plan. These shares were recorded at a value of $169,000 for the shares issued in 2000 and $328,000 for the shares issued in 1998, based on quoted market values at the date of grant. The shares issued in 2000 and 27,000 of the shares issued in 1998, valued at $128,000, were granted in satisfaction of accruals for compensation included in accrued liabilities at December 31, 1999 and 1997, respectively.

         Options granted through December 31, generally have been designated as non-qualified stock options and have had option prices equal to market values on the date of grant, except for options for 450,000 shares issued in connection with the acquisition of Varsity Spirit Corporation in 1997 which were in-the-money on the measurement date of the grant, have had terms of five or ten years, and have had vesting periods of one or four years. Information relating to stock option transactions over the past three years is summarized as follows:

                                               Options Outstanding           Options Exercisable
                                            ----------------------------   --------------------------
                                                              Weighted                     Weighted
                                                              Average                       Average
                                               Number         Price per        Number      Price per
                                             Outstanding        Share       Exercisable      Share
                                            -------------    -----------    -----------   -----------

       Balance, January 1, 1998                 2,157,975       $4.05        1,284,425        $3.37
         Granted                                  461,600       $5.08
         Exercised                                (58,825)      $2.48
         Forfeited                               (291,925)      $3.59
         Expired                                  (16,300)      $4.05
                                            -------------
       Balance, December 31, 1998               2,252,525       $4.36        1,362,106        $3.81
         Granted                                  364,000       $3.27
         Exercised                                 (5,000)      $2.44
         Forfeited                                (64,000)      $2.80
         Expired                                 (101,500)      $2.87
                                            -------------
       Balance, December 31, 1999               2,446,025       $4.30        1,519,513        $4.22
         Granted                                  285,500       $3.85
         Exercised                               (134,270)      $2.02
         Forfeited                               (106,325)      $5.19
         Expired                                   (8,480)      $3.38
                                            -------------
       Balance, December 31, 2000               2,482,450       $4.34        1,729,988        $4.44
                                            =============

                      RIDDELL SPORTS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Further information about stock options outstanding at December 31, 2000 is summarized as follows:

                                   OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                         ----------------------------------------     -----------------------
                                           Weighted      Weighted                    Weighted
                                            Average       Average                    Average
          Range of          Number         Remaining     Price Per      Number      Price Per
       Exercise Prices   Outstanding   Contractual Life    Share      Exercisable     Share
       ---------------   -----------   ----------------  --------     ------------  ----------
        $3.00 - $4.49      1,341,600      6.4  years        $3.58          940,475       $3.76
        $4.50 - $6.50      1,140,850      6.9  years        $5.24          789,513       $5.26

         At December 31, 2000 there were 74,955 shares available for future option grants.

         In accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), Riddell has elected to continue to account for stock- based compensation under the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Under APB 25, generally, no cost is recorded for stock options issued to employees, unless the option price is below market at the time options are granted. The following pro forma net income and earnings per share are presented for informational purposes and have been computed using the fair value method of accounting for stock-based compensation as set forth in SFAS 123:

                                                         YEARS ENDED DECEMBER 31,
                                                 -------------------------------------
                                                    2000          1999          1998
                                                 ----------    ----------    ---------
                                                 (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
         Pro forma net (loss)                         ($294)      ($1,725)     ($7,953)
         Pro forma net (loss) per share,
            basic and diluted                        ($0.03)       ($0.19)      ($0.87)

         The pro forma results include expense related to the fair value of stock options estimated at the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions for the years ended December 31, 2000, 1999 and 1998, respectively: risk-free interest rates of 6.1%, 5.7% and 5.3% ; expected volatility of 50%, 50% and 56%; expected option life of 7 years and no dividend payments. The weighted average estimated fair value of options granted during 2000, 1999 and 1998 was $2.29, $1.92 and $3.16 per share, respectively.

                      RIDDELL SPORTS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



         WARRANTS: During 1999 warrants held by one of Riddell's lenders expired. The warrant was for 172,152 shares of Riddell's common stock at $3.72 per share.

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

8.       COMMITMENTS:

         LEASES: Riddell leases various facilities and equipment under operating leases. Rent expense amounted to approximately $4,154,000, $3,105,000 and $2,792,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

         Future minimum rental payments for all non-cancelable lease agreements for periods after December 31, 2000 are as follows:

                  YEARS ENDING DECEMBER 31,         (IN THOUSANDS)
                           2001                             4,289
                           2002                             4,371
                           2003                             3,827
                           2004                             3,223
                           2005                             2,708
                           Later years                     15,741
                                                        ---------
              Total minimum payments required            $ 34,159
                                                        =========


         EMPLOYEE BENEFITS: Riddell has three noncontributory defined benefit pension plans that cover, or have covered, certain employee groups. These plans consist of two plans covering certain unionized employees and a plan that covered non-union employees of one subsidiary. The non-union plan was amended in 1994 to provide that no benefits would accrue under the plan on or after December 31, 1994. Expense for these plans was approximately $63,000, $60,000, and $200,000 for the years ended December 31, 2000, 1999 and 1998. Expenses for 1998 included a provision for costs relating to an anticipated termination of the non-union plan.

         Riddell maintains defined contribution (401-k) plans covering substantially all of its employees, other than those covered by the union plans. Company contributions to these plans are based on a percentage of employee contributions and are funded and charged to expense as incurred. Expenses related to the plans amounted to $194,000, $122,000 and $95,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

                      RIDDELL SPORTS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.       ACCRUED LIABILITIES AND CONTINGENCIES:

         RECORDED LIABILITIES: In regards to the product liability contingencies discussed below, Riddell has recorded certain liabilities. While these amounts are discussed in the remaining sections of this note, a summary of these amounts together with other items comprising the balance sheet line items "accrued liabilities" and "other liabilities" follows:

                                                                 ACCRUED
                                                               LIABILITIES  OTHER LIABILITIES
                                                                (CURRENT)     (NON-CURRENT)
                                                                ---------      -----------
                                                                      (IN THOUSANDS)
    December 31, 2000:
      Product liability matters, reserves for
        pending and other contingencies                          $   1,000           $ 3,000
      Accrued interest                                               5,677                --
      Other accrued liabilities                                      4,209                40
                                                               -----------      ------------
             Total of balance sheet category                      $ 10,886           $ 3,040
                                                               ===========      ============

    December 31, 1999:                                                (IN THOUSANDS)
      Product liability matters, reserves for
        pending and other contingencies                           $    700           $ 3,000
      Accrued interest                                               5,648                --
      Other accrued liabilities                                      5,435               107
                                                               -----------      ------------
             Total of balance sheet category                      $ 11,783           $ 3,107
                                                               ===========      ============


         PRODUCT LIABILITY LITIGATION MATTERS AND CONTINGENCIES:

         At December 31, 2000, Riddell was a defendant in 9 product liability suits relating to personal injuries allegedly related to the use of helmets manufactured or reconditioned by subsidiaries of Riddell. The ultimate outcome of these claims, or potential future claims, cannot presently be determined. Riddell estimates that the uninsured portion of future costs and expenses related to these claims, and incurred but not reported claims, will amount to at least $4,000,000 and, accordingly, a reserve in this amount is included in the Consolidated Balance Sheet at December 31, 2000 as part of accrued liabilities and other liabilities. These reserves are based on estimates of losses and defense costs anticipated to result from such claims, from within a range of potential outcomes, based on available information, including an analysis of historical data such as the rate of occurrence and the settlement amounts of past cases. However, due to the uncertainty involved with estimates actual results have at times varied substantially from earlier estimates and could do so in the future. Accordingly there can be no assurance that the ultimate costs of such claims will fall within the established reserves.

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

                      RIDDELL SPORTS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         The first level of insurance coverage under the policy ("Basic Coverage") provides coverage of up to $2,250,000 per claim in excess of an uninsured retention (deductible) of $750,000 per occurrence. The Basic Coverage is subject to an aggregate program limit and certain annual aggregate sub limits. The Basic Coverage, which does not affect the availability of the excess coverage described below, has an aggregate limit which is currently $6.3 million, but the policy allows Riddell to increase this maximum limit to $7.7 million at any time by prepaying the required premium, which counts at 120% of the amount paid toward the limit. The Basic Coverage, to the extent available, covers the insured portion of the first $3,000,000 of a claim. The insurance program also provides for additional coverage ("Excess Coverage") of up to $20,000,000 per occurrence, in excess of the first $3,000,000 of each claim. Claims covered by the Excess Coverage are subject to one of two separate $20,000,000 aggregate policy limits, depending on the date of the related injury. The first $20,000,000 aggregate limit applies to claims for injuries occurring prior to January 31, 1998, and claims occurring after January 1998 are covered by the second separate $20,000,000 aggregate limit. Should either of these $20,000,000 aggregate limits become exhausted or impaired, in full or in part, the policy provides that Riddell can reinstate the affected limit back to a full $20,000,000 level upon payment of a reinstatement premium. Each of the $20,000,000 aggregate limits may only be reinstated once and the reinstatement premium can vary from $750,000 to $2,500,000 depending on the amount of the reinstatement and which of the two aggregate limits is to be reinstated.

         In March 1999, a jury rendered a verdict against Riddell in a Texas product liability lawsuit for approximately $11.4 million plus interest from February 1996. In February 2001, the United Stated Court of Appeals for the
Fifth District reversed this verdict. Claims relating to $9.9 million of the verdict were remanded for a new trial and the remaining portion of the verdict was overturned. Riddell does not know whether the plaintiff will seek to retry the case. The matter is covered by the insurance described in the above paragraphs.

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

10.      INCOME TAXES:

         Income taxes on income (loss), before extraordinary items, for the years ended December 31, 2000, 1999 and 1998 is summarized below:

                                                    YEARS ENDED DECEMBER 31,
                                           ------------------------------------------
                                               2000          1999             1998
                                           -----------    -----------     -----------
         Current tax expense:                           (IN THOUSANDS)
                  Federal                    $     100     $        --        $    --
                  State                            100              --             --
                                           -----------    ------------    -----------
                                                   200              --             --
                                           -----------    ------------    -----------
              Deferred tax expense:
                  Federal                         (100)            905             --
                  State                             --              --             --
                                           -----------    ------------    -----------
                                                  (100)            905             --
                                           -----------    ------------    -----------
                                             $     100           $ 905        $    --
                                           ===========    ============    ===========

                      RIDDELL SPORTS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         Income tax expense for 2000 consisted of a provision for federal alternative minimum tax, with an offsetting deferred tax benefit, and a provision for current state income taxes. Income tax expense for 1999 was $905,000 which reflects an adjustment relating to the valuation of deferred taxes. There was no other current income tax expense for the years ended December 31, 2000, 1999 and 1998 due to net operating losses generated, or carried forward to, these periods. There was no other deferred tax expense during the years ended December 31, 2000, 1999 and 1998 since there was generally a full valuation allowance applied to net deferred tax assets. Changes in the valuation allowance were a decrease of $1,185,000 for 2000, a decrease of $354,000 (net of the increase of $905,000 relating to the adjustment described above) for 1999, and an increase of $2,184,000 for 1998.

         Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities. The significant components of deferred income tax assets and liabilities at December 31, 2000 and 1999 are as follows:

                                                                        DECEMBER 31,
                                                                 -----------------------
                                                                    2000         1999
                                                                 ---------     ---------
         Deferred income tax assets:                                  (IN THOUSANDS)
              Accrued expenses and reserves                        $ 2,589       $ 3,190
              Inventory                                              1,165           983
              Net operating loss, and credit, carryforwards          3,965         4,812
              Other                                                    724           379
                                                                 ---------     ---------
                                                                     8,443         9,364
              Valuation allowances                                  (1,667)       (2,861)
                                                                 ---------     ---------
              Total deferred income tax assets                       6,776         6,503
                                                                 ---------     ---------
         Deferred income tax liabilities:
              Intangible assets and deductible goodwill              6,166         5,900
              Property and equipment                                   370           380
              Prepaid expenses                                         240           223
                                                                 ---------     ---------
              Total deferred income tax liabilities                  6,776         6,503
                                                                 ---------     ---------
         Total net deferred income tax asset                       $   -0-       $   -0-
                                                                 =========     =========


         The net current and non-current components of the deferred income taxes were recognized in the balance sheet at December 31, 2000 and 1999 as follows:

                                                                        DECEMBER 31,
                                                                 -----------------------
                                                                    2000          1999
                                                                 ---------     ---------

         Net current deferred tax assets                            $2,270       $ 2,076
         Net non-current deferred tax liabilities                    2,270         2,076
                                                                 ---------     ---------
                                                                    $  -0-       $   -0-
                                                                 =========     =========

                      RIDDELL SPORTS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         Reconciliations between the actual provision for income taxes and that computed by applying the U.S. statutory rate to income (loss) before taxes are as follows:

                                                                     YEARS ENDED DECEMBER 31,
                                                             ----------------------------------------
                                                               2000             1999           1998
                                                             ----------    --------------     -------
                                                                           (IN THOUSANDS)
         Tax expense (benefit) at U.S. statutory rate            $  225         $  104        ($2,427)
         Differences resulting from:
              State income tax, net
                  Of federal tax benefit                             70             --             --
              Amortization not deductible
                for tax purposes                                    720            721            727
              Travel & entertainment expenses
                not deductible for tax purposes                     330            269            276
              Increase in deferred tax valuation
                allowance from non-recognition of net
                operating loss tax benefit                           --             --          1,447
              Benefit of prior periods net operating
                losses not previously recognized resulting
                in decrease in valuation allowance               (1,242)        (1,095)            --
              Valuation allowance adjustment                         --            905             --
              Other differences                                      (3)             1            (23)
                                                             ----------    -----------     ----------
         Income tax expense                                      $  100        $   905        $   -0-
                                                             ==========    ===========     ==========


         At December 31, 2000 Riddell had estimated net operating loss carryforwards for federal income tax purposes of approximately $11,000,000 expiring between 2008 to 2014. While this loss carryforward is available to reduce the payment of taxes that might otherwise be payable in future years, the benefit of most of the net operating losses have been recognized in the computation of income tax expense reflected in Riddell's consolidated financial statements in prior years. Benefits relating to approximately $1.5 million of net operating loss carryforwards have not yet been recognized in the computation of income tax expense for financial reporting purposes and have been reserved for as part of the deferred income tax asset valuation allowance. These unrecognized carryforwards would be recognized through a reduction of income tax expense in future periods upon the generation of an offsetting amount of taxable earnings.

11.      RELATED PARTY TRANSACTIONS:

         In 2000, Riddell entered into a sublease for office space from an entity controlled by a stockholder who is the Chairman of Riddell's Board of Directors, on substantially the same terms as the over lease. The sublease runs through September 2009 and provides for annual fixed rent of $116,970 increasing to an annualized rate of $137,826 at the end of the lease term and additional rent based on a percentage of tax and operating expense escalation payments made by the sub-lessor to its landlord. Total payments to this entity for the year ended December 31, 2000 were approximately $330,000 which included rents as described above, Riddell's share of utilities and costs of leasehold improvements of approximately $190,000.

                      RIDDELL SPORTS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


12.      SUPPLEMENTAL CASH FLOW INFORMATION:

         Cash  payments  for  interest   were   $15,460,000,   $14,600,000   and
$14,700,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Income tax payments, or refunds, were not significant for 2000, 1999 or 1998.

         During 2000 and 1998, Riddell issued shares of its common stock valued at $169,000 and $128,000, respectively, based on quoted market values a the time of grant, to certain employees in satisfaction of accruals for compensation included in accrued liabilities at December 31, 1999, and 1997, respectively.

13.      FAIR VALUES OF FINANCIAL INSTRUMENTS:

         Riddell's financial instruments include cash, accounts receivable, accounts payable and long-term debt. The carrying values of cash, accounts receivable and accounts payable approximate their fair values. Riddell's long-term debt include the senior notes which at December 31, 2000 had a carrying value of $115,000,000 and a fair value, based on quoted market values, of $93,725,000. Riddell's remaining long-term debt is not traded and has no quoted market value, however management believes any difference between its carrying value and fair value would not be material in relation to these Consolidated Financial Statements.

14.      SEGMENT AND PRODUCT LINE INFORMATION:

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

         Riddell's reportable segments are strategic business units that differ and are managed separately because of the nature of their markets and channels of distribution. The extracurricular products and services segment includes the company's team sports business unit and its school spirit (cheerleading and dance)

                      RIDDELL SPORTS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


business unit. Information about these two business units has been combined and reported as the institutional products and services segment as the units have similar economic and other business traits. Riddell has determined these reportable segments in accordance with the management approach specified in Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosure About Segments of an Enterprise and Related Information." The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the basis for determination of the Company's reportable segments.

                                                                    (IN THOUSANDS)
                                                    ------------------------------------------------
                                                               YEARS ENDED DECEMBER 31,
                                                        2000              1999               1998
                                                    -----------        ----------         ----------
NET REVENUES:
     Extracurricular products and services             $215,234          $189,430           $166,845
     Retail products                                     18,281            18,111             18,142
     Trademark licensing and other                        1,206             1,056              1,613
                                                    -----------        ----------         ----------
     Consolidated total                                $234,721          $208,597           $186,600
                                                    ===========        ==========         ==========

INCOME FROM OPERATIONS:
     Extracurricular products and services              $20,397           $18,487            $11,416
     Retail products                                      1,267             1,176                 56
     Trademark licensing                                    462               282                841
     Corporate and unallocated expenses                  (5,113)           (4,260)            (4,796)
                                                    -----------        ----------         ----------
     Consolidated total                                 $17,013           $15,685             $7,517
                                                    ===========        ==========         ==========

DEPRECIATION AND AMORTIZATION, EXCLUSIVE OF DEBT ISSUE COSTS:
     Extracurricular products and services               $4,854            $4,678             $4,497
     Retail products                                        579               582                557
     Trademark licensing                                    533               531                614
     Corporate and unallocated                              178                43                 45
                                                    -----------        ----------         ----------
     Consolidated total                                  $6,144            $5,834             $5,713
                                                    ===========        ==========         ==========

CAPITAL EXPENDITURES:
     Extracurricular products and services               $2,616            $2,079             $2,265
     Retail products                                        173               463                229
     Corporate and unallocated                              722               -                  -
                                                    -----------        ----------         ----------
     Consolidated total                                  $3,511            $2,542             $2,494
                                                    ===========        ==========         ==========

TOTAL ASSETS:
     Extracurricular products and services             $153,407          $155,202           $150,163
     Retail products                                     14,300            14,285             10,253
     Trademark licensing                                 15,222            15,880             16,898
     Corporate and unallocated                           10,888             8,969              8,897
                                                    -----------        ----------         ----------
     Consolidated total                                $193,817          $194,336           $186,211
                                                    ===========        ==========         ==========

                      RIDDELL SPORTS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



14.      SEGMENT AND PRODUCT LINE INFORMATION (CONTINUED):

                                                                      (IN THOUSANDS)
                                                                 YEARS ENDED DECEMBER 31,
                                                        2000              1999               1998
                                                    -----------        ----------         ----------

REVENUES BY PRODUCT LINE FOR ALL  REPORTABLE  SEGMENTS IN THE AGGREGATE  WERE AS FOLLOWS:

     Cheerleader and dance products                     $79,145           $69,155            $63,491
     Camps and events                                    56,856            51,130             48,704
     Team sports products                                54,510            46,733             34,276
     Athletic product reconditioning                     25,900            24,564             23,415
     Sports collectibles                                 17,104            15,959             15,101
     Trademark licensing                                  1,206             1,056              1,613
                                                    -----------        ----------         ----------

     Consolidated revenues                             $234,721          $208,597           $186,600
                                                    ===========        ==========         ==========


15.  SUMMARIZED QUARTERLY DATA (UNAUDITED):

                                             -----------------------------------------------------------------
                                                                     FISCAL QUARTER
                                              FIRST         SECOND         THIRD        FOURTH         TOTAL
                                             --------      --------      --------     ---------      ---------
                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Year ended December 31, 2000:
     Net revenues                             $39,280       $75,019       $88,180        $32,242      $234,721
     Gross profit                              15,635        31,552        35,687         11,057        93,931
     Net income (loss)                         (6,719)        6,441        10,092         (9,253)          561
     Basic earnings (loss) per share            (0.72)         0.69          1.07          (0.98)         0.06
     Diluted earnings (loss) per share          (0.72)         0.61          0.92          (0.98)         0.06

Year ended December 31, 1999:
     Net revenues                             $34,259       $65,526       $79,965        $28,847      $208,597
     Gross profit                              13,773        28,097        32,911         10,054        84,835
     Net income (loss)                         (6,357)        5,367         9,174         (8,783)         (599)
     Basic earnings (loss) per share            (0.69)         0.58          0.99          (0.95)        (0.06)
     Diluted earnings (loss) per share          (0.69)         0.51          0.86          (0.95)        (0.06)

         Net income for the third quarter of 1999 includes a charge of $905,000 to reflect an adjustment relating to the valuation of deferred taxes.

         Earnings (loss) per share were computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount, due to the impact of computing average quarterly shares outstanding for each period.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                                   ON SCHEDULE





Board of Directors
Riddell Sports Inc.



         In connection with our audit of the consolidated financial statements of Riddell Sports Inc. and Subsidiaries referred to in our report dated February 20, 2001, which is included on page F-2 of this Form 10-K, we have also audited
Schedule II for each of the three years in the period ended December 31, 2000. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.





                                                              GRANT THORNTON LLP


Chicago, Illinois
February 20, 2001

SCHEDULE II

                      RIDDELL SPORTS INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS


              Col. A                   Col. B                Col. C                   Col. D        Col. E
---------------------------------   -------------  -----------------------------  -------------  -------------
                                                            Additions
                                                   -----------------------------
                                                         (1)           (2)
                                                     Charged to     Charged to
                                      Balance At        Costs         Other                       Balance At
                                      Beginning          and         Accounts-                       End of
            Description               of Period       Expenses       Describe      Deductions       Period
---------------------------------   -------------  -------------  --------------  -----------    -------------

                                                                                       (a)
Year ended December 31, 1998
   Allowance for doubtful accounts           $824         $929             --            $451         $1,302

   Accrued product liability reserves (b)
     Current portion                         $665       $1,178           ($300)          $834           $709
     Long-term portion                      3,300           --             300             --          3,300


Year ended December 31, 1999
   Allowance for doubtful accounts         $1,302       $1,196             --            $635         $1,863

   Accrued product liability reserves (b)
     Current portion                         $709         $853            $300         $1,162           $700
     Long-term portion                      3,300           --            (300)            --          3,000

Year ended December 31, 2000
   Allowance for doubtful accounts         $1,863       $1,173             --          $1,789         $1,247

   Accrued product liability reserves (b)
     Current portion                         $700         $850             --            $550         $1,000
     Long-term portion                      3,000           --             --              --          3,000

-----------
   Notes:  (a) Deductions  for the  allowance for doubtful  accounts  consist of accounts written off net of recoveries; deductions for accrued product liability reserves consist of payments of claims and related expenses.

           (b) The current portion of accrued product liability reserves is included within the line item accrued liabilities in the consolidated balance sheet. The long-term portion of accrued product liability reserves is included within the line item other liabilities in the consolidated balance sheet.