Form 10-K/A
period 2000-12-31
RIDDELL SPORTS INC
filed 2001-04-30
CIK 874786

FORM 10-K/A

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

                      [X] AMENDMENT NO. 1 TO ANNUAL REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Information with respect to the directors and the executive officers of Riddell is set forth below as of April 23, 2001 and is based upon the records of Riddell and information furnished to it by the directors and executive officers. See "Security Ownership of Certain Beneficial Owners and Management" for information pertaining to the Common Stock owned by the directors.

                                                                  HAS SERVED AS
NAME                           AGE    POSITION WITH RIDDELL       DIRECTOR SINCE
------------------------------ ---    ---------------------       -------------
Robert E. Nederlander (1)....  68   Chairman of the Board         April 1988
David M. Mauer (1)...........  52   Director, President and       September 1993
                                    Chief Executive Officer
Jeffrey G. Webb (1) (2)......  50   Chief Operating Officer and   June 1997
                                    Vice Chairman of the Board
Leonard Toboroff (1).........  68   Director and Vice President   April 1988
Don R. Kornstein.............  49   Director                      April 1995
John McConnaughy, Jr. (1)....  72   Director                      September 1989
Glenn E. "Bo" Schembechler...  71   Director                      September 1991
Arthur N. Seessel, III (2)...  62   Director                      February 1999
OTHER EXECUTIVE OFFICERS:
David Groelinger.............  50   Executive Vice President and
                                    Chief Financial Officer

----------

(1) Messrs. Nederlander, Mauer, Webb, Toboroff and McConnaughy and certain entities controlled by them, are parties to a stockholders' agreement that requires the parties thereto to vote the shares of Riddell's common stock owned by them directly and beneficially in the same manner as does Mr. Nederlander. See "Employment Agreements and Change of Control Arrangements." In addition, the stockholders' agreement generally provides that the voting restrictions are terminated when a party transfers his shares. The stockholders' agreement expires on the earlier of May 28, 2001 or upon Mr. Nederlander's death.

(2) In accordance with the agreements entered into in connection with Riddell's acquisition of Varsity in 1997, our Board of Directors increased the number of its members from seven to eight and agreed to nominate Mr. Webb and his designee to become members of the Board for the three-year period commencing at June 1997 and terminating on the third anniversary of such date or upon earlier termination of Mr. Webb's employment. Mr. Webb, who was elected a member of our Board at our 1998 annual meeting of stockholders and is our Vice Chairman, has named Arthur N. Seessel, III to serve on our Board as his designee.


     Set forth below is biographical information regarding each director and executive officer of Riddell based on information supplied by them.

     ROBERT E. NEDERLANDER. Mr. Nederlander has been Chairman of the Board of Riddell since April 1988 and was Riddell's Chief Executive Officer from April 1988 through April 1, 1993. Mr. Nederlander has been President and/or a Director since November 1981 of the Nederlander Organization, Inc., owner and operator of one of the world's largest chains of live theaters. Since December 1998 Mr. Nederlander has been a co-managing member of the Nederlander Company LLC, an operator of live theaters outside of New York City. He served as the Managing General Partner of the New York Yankees from August 1990 until December 1991, and has been a limited partner since 1973. Mr. Nederlander has been President since October 1985 of the Nederlander Television and Film Productions, Inc. and Chairman of the Board since January 1988 of Mego Financial Corporation. Mr. Nederlander was a director of Mego Mortgage Corporation from December 1996 until June 1998. Mr. Nederlander became Chairman of the Board of Allis-Chalmers Corp. in May 1989; from 1993 through October 1996 he was Vice Chairman, and thereafter he remained solely a director. In 1995, Mr. Nederlander became a director of HFS Incorporated, which merged into Cendant Corporation. In October 1996 Mr. Nederlander became a director of News Communications, Inc., a publisher of community-oriented free circulation newspapers.

     DAVID M. MAUER. Mr. Mauer became Riddell's President and Chief Executive Officer on April 1, 1993, succeeding Mr. Nederlander. Mr. Mauer was President of Mattel U.S.A. from late 1990 through the beginning of 1993 and was President of Tonka U.S.A. Toy Group from 1988 until 1990. In 1995, Mr. Mauer was elected a member of the Board of Directors of The Topps Company, Inc. Mr. Mauer is also a member of the CEO Council of the National Center for Missing and Exploited Children.

     JEFFREY G. WEBB. Mr. Webb has been the Vice Chairman of the Board since Varsity was acquired by Riddell in June 1997. Mr. Webb became Riddell's Chief Operating Officer in October, 1999. Prior to the Varsity acquisition, Mr. Webb was Chairman of the Board, President and Chief Executive Officer of Varsity Spirit Corporation since its formation in 1974.

     DAVID GROELINGER. In March of 1996, Mr. David Groelinger was appointed Riddell's Chief Financial Officer, and in June 1996 our Executive Vice President. From 1994 to 1995 he was a member of the Board of Directors, Executive Vice President and Chief Financial Officer of Regency Holdings (Cayman) Inc., which owned and operated a major international cruise line. Prior to 1994 Mr. Groelinger served in various senior financial capacities during his twelve years at Chiquita Brands International, Inc. In 1990, he was promoted to Vice President reporting to Chiquita's President and Chief Operating Officer. In 1999, Mr. Groelinger was appointed to the Board of Directors of Applied Theory Corporation and currently chairs its Audit Committee.

     LEONARD TOBOROFF. Mr. Toboroff has been Vice President of Riddell since April 1988. Since May 1989, Mr. Toboroff has been a Vice President and Vice Chairman of the Board of Allis-Chalmers Corp. Mr. Toboroff has been a practicing attorney since 1961 and from January 1, 1988 to December 31, 1990, was counsel to Summit Solomon & Feldesman in New York City, which was counsel to Riddell from April 1988 through February 1993. He has been a Director since August 1987 and was Chairman and Chief Executive Officer from December 1987 to May 1988 of Ameriscribe Corp. Mr. Toboroff was Chairman and Chief Executive Officer from May through July 1982, and then was Vice Chairman from July 1982 through September 1988 of American Bakeries Company. Mr. Toboroff has been a director of Banner Aerospace, Inc., a supplier of aircraft parts, since September 1992. He has been a director of Engex, Inc., and a director of Hi Rise Recycling since March 1999.

     DON R. KORNSTEIN. Mr. Kornstein is a management and financial consultant to corporations and entrepreneurs. From September 1994 through February 2000, Mr. Kornstein was a member of the Board of Directors, Chief Executive Officer and President of Jackpot Enterprises, Inc. Prior to these activities, Mr. Kornstein was a Senior Managing Director at Bear, Stearns & Co. Inc. for 17 years through September 1994. Mr. Kornstein has been a director of Riddell since April 1995.

     JOHN MCCONNAUGHY, JR. Mr. McConnaughy has been Chairman and Chief Executive Officer of JEMC Corp. since 1988. Mr. McConnaughy is the Chairman of the Board of the Excellence Group, LLC, which filed a petition for bankruptcy under Chapter 11 of the Bankruptcy Code on January 13, 1999. The Excellence Group's subsidiaries produced labels for a variety of customers. From 1969 to 1986, Mr. McConnaughy served as Chairman and Chief Executive Officer of Peabody International Corp. ("Peabody"). From 1981 to 1992, he served as Chairman and Chief Executive Officer of GEO International Corp. when it was spun off from Peabody in 1981. Mr. McConnaughy is a Director of Fortune Natural Resources, Mego Financial Corporation, Levcor International, Inc. and Wave Systems, Inc. He has been a director of Riddell since September 1989.

     GLENN E. "BO" SCHEMBECHLER. Mr. Schembechler was President of the Detroit Tigers from January 1990 through August 1992 and a member of the Tigers Board of Directors from 1989 through 1990. He is also a Director of Midland Company. From 1968 through 1989, Mr. Schembechler was head football coach of the University of Michigan and served as its Athletic Director in 1988 and 1989. He was inducted into the National Football Foundation Hall of Fame in 1993. He has been a director of Riddell since September 1991.

     ARTHUR N. SEESSEL, III. Mr. Seessel was the Chief Executive Officer of Seessel Holdings Inc., a supermarket chain located in Memphis, Tennessee, until the company was sold in 1996. Mr. Seessel currently serves as a consultant to

Albertson's Inc. and is a member of the Board of Directors of 1st Trust Bank, Wunderlich Securities, Thoughtware Technologies Inc., Idealmusic Inc. and Auto Radio Inc. He has been a director of Riddell since February 1999.


                            SECTION 16(A) DISCLOSURE

     Riddell believes, based solely on its review of the copies of the Forms 3, 4 and 5 required to be filed with Riddell pursuant to Section 16(a) of the Exchange Act by its officers, directors and beneficial owners of more than 10% of Riddell's Common Stock ("insiders"), that during the fiscal year ended December 31, 2000, all filing requirements applicable to its insiders were complied with.

ITEM 11. SUMMARY COMPENSATION TABLE

     The table below sets forth the cash compensation paid to or accrued for Riddell's Chief Executive Officer and its four other most highly paid executive officers in 2000 for services rendered in all capacities to Riddell and its subsidiaries during the fiscal years ended December 31, 2000, 1999 and 1998.

                                                                                              LONG TERM
                                                                                             COMPENSATION
                                                           ANNUAL COMPENSATION                  AWARDS
                                                 ----------------------------------------   -------------
                                                                                              SECURITIES
                                                                          OTHER ANNUAL        UNDERLYING        ALL OTHER
NAME AND PRINCIPAL POSITION          YEAR         SALARY     BONUS        COMPENSATION (1)    OPTIONS (2)       COMPENSATION (3)
                                     ----        --------    ------       ---------------    -------------      ---------------
David M. Mauer..................     2000        $609,788    $     --        $    --                 --            $  2,040
Chief Executive Officer              1999         579,792     130,000             --             40,000                 960
                                     1998         575,000          --             --             40,000               1,000

Jeffrey G. Webb.................     2000        $397,688    $     --        $    --                 --            $    200
   Chief Operating Officer           1999         378,135     273,500 (4)         --             35,000                 300
                                     1998         375,000     207,090 (4)         --             35,000                  --

David Groelinger................     2000        $233,133    $     --        $    --                 --            $  2,040
   Chief Financial Officer           1999         221,692      50,000             --             15,000                 960
                                     1998         220,385          --             --             15,000               1,000

Robert E. Nederlander...........     2000        $200,984    $     --             --              7,500            $     --
   Chairman of the Board             1999         198,996          --        $16,875              7,500                  --
                                     1998         196,160          --             --              7,500                  --

Leonard Toboroff................     2000        $200,979    $     --             --              7,500            $  2,010
   Director and Vice President       1999         198,989          --        $16,875              7,500                 960
                                     1998         196,157          --             --              7,500               1,000

----------

(1) In 1999, Messrs. Nederlander and Toboroff each received a payment of $16,875 in exchange for the surrender of stock options granted to them in 1994 for 15,000 shares each, at an exercise price of $2.625. The payment was computed based on the "in the money" value of the options at the time of the payments. Other perquisites and other personal benefits paid for the named executive officers are omitted from the table as permitted by the rules of the U.S. Securities and Exchange Commission because they aggregated less than the lesser of $50,000 and 10% of the total annual salary and bonus set forth in the columns entitled, "Salary" and "Bonus" for each named executive officer.

(2) These options were issued under Riddell's 1991 Stock Option Plan or 1997 Stock Option Plan.

(3) Represents Riddell's contribution to a 401(k) plan on behalf of the employee.

(4) Includes unrestricted stock awards of Riddell's common stock. The stock awards to Mr. Webb for 1999 and 1998 were 41,600 shares and 41,600 shares, valued at $130,000 and $153,400, respectively. The value of the awards is based on the quoted market prices on the day the awards were granted, which were $3.13 and $3.69 per share for the 1999 and 1998 awards, respectively.

                          STOCK OPTIONS GRANTED IN 2000

     The following table sets forth information concerning individual grants of stock options made during 2000 to each named executive officer listed below pursuant to Riddell's 1991 and 1997 Stock Option Plans.

                                                                                                POTENTIAL REALIZABLE
                                                                                                  VALUE AT ASSUMED
                                                                                               ANNUAL RATES OF STOCK
                                                                                               PRICE APPRECIATION FOR
                                                                                                   OPTIONS TERM (1)
                                                                                                -------------------
                                    NUMBER OF      % OF TOTAL
                                    SECURITIES       OPTIONS
                                    UNDERLYING     GRANTED TO      EXERCISE
                                     OPTIONS      EMPLOYEES IN     PRICE PER   EXPIRATION
NAME                                 GRANTED       FISCAL YEAR       SHARE        DATE            5%           10%
                                      -----       ------------     ---------   ----------       ------       ------
David M. Mauer.................           0            N/A            N/A           N/A             N/A          N/A
Jeffrey Webb...................           0            N/A            N/A           N/A             N/A          N/A
David Groelinger...............           0            N/A            N/A           N/A             N/A          N/A
Robert E. Nederlander (2)......       7,500             3%            $3.00      5/16/2010       14,150       35,859
Leonard Toboroff (2)...........       7,500             3%            $3.00      5/16/2010       14,150       35,859

----------

(1) Based upon the per share market price on the date of grant and an annual appreciation of such market price at the rate stated in the table through the expiration date of such options. Gains, if any, are dependent upon the actual performance of the common stock, as well as the continued employment of the executive officers through the vesting period. The potential realizable values indicated have not taken into account amounts required to be paid as income tax under the Internal Revenue Code and any applicable state laws.

(2) This option was granted pursuant to the 1991 Stock Option Plan which provides for annual fixed automatic grants of options to certain directors. The option is fully exercisable from May 16, 2001 through May 16, 2010. In the event Mr. Nederlander or Mr. Toboroff's Board membership terminates, generally, other than for cause, the option becomes fully exercisable for 90 days. The option terminates if Mr. Nederlander or Mr. Toboroff's Board membership terminates for cause.


          STOCK OPTION EXERCISES AND STOCK OPTIONS HELD AT END OF 2000

     The following table presents information concerning exercises of stock options by each named executive officer during the year ended December 31, 2000 and indicates the total number of exercisable and unexercisable stock options held by each named executive officer on December 31, 2000. On December 31, 2000, the last sale price of the common stock on the American Stock Exchange was $3.00 per share.

                                                               NUMBER OF SECURITIES
                                                                    UNDERLYING                  VALUE OF UNEXERCISED
                                                              UNEXERCISED OPTIONS AT           IN-THE-MONEY OPTIONS AT
                                                                DECEMBER 31, 2000               DECEMBER 31, 2000 (2)
                               SHARES         VALUE      ------------------------------      -----------------------------
                             ACQUIRED ON    REALIZED
           NAME             EXERCISE (#)     ($) (1)     EXERCISABLE      UNEXERCISABLE      EXERCISABLE     UNEXERCISABLE
--------------------------- ------------    --------     -----------      -------------      -----------     -------------
David M. Mauer ............     50,000       $56,250         417,500          62,500                --               --
Jeffrey G. Webb ...........         --            --         424,010          43,750                --               --
David Groelinger ..........         --            --          91,250          23,750                --               --
Robert E. Nederlander .....     15,000        11,250          30,000           7,500                --               --
Leonard Toboroff ..........     15,000        15,938          24,375          13,125                --               --

----------

(1) Value realized is based upon the fair market value of common stock on the date of exercise less the exercise price, and does not necessarily indicate that the optionee sold such stock.

(2) The exercise price of all options held at the end of 2000 by the named individuals were equal to or greater than the $3.00 per share December 31, 2000 closing price of the common stock.

                       COMPENSATION OF BOARD OF DIRECTORS

     Directors who are not officers of Riddell received a fee in 2000 of $20,000 per annum. In 2000, directors who were members of the Audit and Compensation Committees of the Board (Messrs. McConnaughy, Kornstein, Schembechler and Seessel) were also each paid an aggregate additional amount of $5,000 per annum for their Committee memberships.

     During 2000, Messrs. Nederlander, Toboroff, McConnaughy, Kornstein, Schembechler and Seessel were each granted an option to purchase up to 7,500 shares of Riddell's common stock at an exercise price of $3.00 per share. These grants were pursuant to provisions of the 1991 and 1997 Stock Option Plans which provide for fixed automatic grants of options to eligible directors.

     See "Summary Compensation Table" and "Options Granted in 1999" for a discussion of compensation paid to Mr. Mauer, a director and Riddell's Chief Executive Officer and Mr. Webb, Riddell's Vice Chairman and Chief Operating Officer.

     Riddell has agreed to indemnify each director and officer against certain claims and expenses for which the director might be held liable in connection with service on the Board. In addition, Riddell maintains an insurance policy insuring our directors and officers against such liabilities.

            EMPLOYMENT AGREEMENTS AND CHANGE OF CONTROL ARRANGEMENTS

     In June 1992, Riddell entered into an employment agreement with each of Messrs. Nederlander and Toboroff. Each agreement continues until terminated by Riddell, with termination effective three years after Riddell delivers notice of termination or, if earlier, until the death or disability of the employee. The agreements are immediately terminable by Riddell for cause (as defined therein). Bonuses are at the discretion of the board. Each agreement provides a base salary of $162,500 which may be increased in the discretion of the board, provided that in any event each year the salaries are increased at least by the percentage increase in the Consumer Price Index. Each agreement provides that in the event Riddell terminates the employee's employment, generally, other than for cause, the employee will receive his full salary through the end of the term of his agreement and annual bonuses for the remainder of the term equal to the average of the annual bonuses awarded to the employee prior to termination. Each agreement acknowledges that the employee will devote time and provide services to entities other than Riddell.

     In April 1993, Riddell entered into an employment agreement with Mr. Mauer. The agreement, as amended in 1994, provides an annual base salary in such amount in excess of $400,000 as the Board of Directors may determine from time to time. The agreement provides for the years subsequent to 1993, that the Board of Directors and Mr. Mauer establish target bonuses based upon measures to be agreed upon before the beginning of each calendar year, and that Mr. Mauer's bonus will be a percentage, not to exceed 100%, of his base salary based upon the percent of the targets achieved. The agreement continues until terminated by Riddell, with termination effective three years after Riddell delivers notice of termination or, if earlier, until Mr. Mauer's death or disability. The agreement is immediately terminable for cause, as defined in Mauer's agreement. Mr. Mauer was granted an option for ten years to acquire 300,000 shares of Riddell's common stock pursuant to the Agreement at an average price of $3.63 per share. In the event Mr. Mauer's employment is terminated, generally, other than for cause, Mr. Mauer will receive his salary through the date of his termination, a pro rata portion of the bonus earned through the date of termination, plus three times his annual salary and three times the average of his annual bonus paid in the three years prior to the date of his termination. Additionally, Mr. Mauer's options become fully exercisable for one year.

     In connection with the acquisition of Varsity Spirit Corporation, Riddell entered into an employment agreement with Mr. Webb effective June 1997. Under the provisions of such agreement Mr. Webb serves as Vice Chairman of the Board of Directors as well as Chief Operating Officer of Riddell. Mr. Webb is entitled to a base salary of no less than $375,000 per year and is eligible to participate in those bonus arrangements which are made available to other senior officers of Riddell at a target level of 40% of his base salary. Pursuant to his employment agreement, Mr. Webb received options to purchase 50,000 shares of common stock of Riddell with a per share exercise price of $5.44 and "special options" to purchase an additional 347,760 shares at a per share exercise price of $3.80. Upon termination of Mr. Webb's employment (1) by Riddell without cause, as defined in Webb's agreement, (2) by Mr. Webb with good reason, as defined in Webb's agreement, or (3) as a result of a change in control, as defined in Webb's agreement, Mr. Webb will receive continued payments of base salary for the longer of the remainder of the term of the agreement and one year, or two years if as a result of a change of control, as well as other benefits. Mr. Webb is subject to a non-competition covenant generally for a period of two years following the termination of his employment for any reason. Pursuant to his employment agreement, Mr. Webb agreed to become a party to the Shareholders' Agreement to which Messrs. Mauer, Nederlander, Toboroff and McConnaughy are parties.

     Riddell entered into an employment agreement with Mr. Groelinger effective March 1996 in connection with his joining Riddell as Chief Financial Officer. The agreement provides for an initial annual base salary of $180,000 and a guaranteed minimum bonus for 1996 of $25,000. Thereafter, bonuses will be a percentage of his salary, with a target of 40%. Pursuant to the Agreement, Mr. Groelinger was granted a ten-year option to purchase 65,000 shares of Riddell's common stock at an exercise price of $4.63 per share. The agreement is immediately terminable for cause, as defined in Mr. Groelinger's agreement, presently expires, unless renewed, in March 2002. The agreement provides, generally, that if Mr. Groelinger's employment is terminated other than for cause he will be paid no less than one year's salary, or two years' salary in the event termination arises in connection with a change of control, as defined in Mr. Groelinger's agreement, plus a pro rata portion of his bonus through the date of termination. In addition, his stock options become immediately exercisable for one year to the extent then vested.

     The stock options granted to Messrs. Mauer, Webb and Groelinger in connection with their employment become immediately exercisable in the event a change of control of Riddell occurs.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Mr. McConnaughy is a member of Riddell's Board of Directors and its Compensation and Audit Committees and a member of a group of stockholders who may be deemed to beneficially own and exercise control over approximately 52% of Riddell's outstanding Common Stock as of March 20, 2001. See "Security Ownership of Certain Beneficial Owners and Management."

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of April 23, 2001 pertaining to ownership of Riddell's common stock by persons known to Riddell to own 5% or more of Riddell's common stock and common stock owned beneficially by each director and named executive officer of Riddell and by directors and named executive officers of Riddell as a group.

     The information contained herein has been obtained from Riddell's records, or from information furnished directly by the individual or entity to Riddell made by such persons with the U.S. Securities and Exchange Commission.

                                              SHARES OWNED          PERCENT OF
                                              BENEFICIALLY         COMMON STOCK
                                              ------------         ------------
Robert E. Nederlander                         5,457,764(1)            52.4%
810 Seventh Avenue
New York, NY 10019

David M. Mauer                                  535,645(2)             5.4%
c/o Riddell Sports Inc
1450 Broadway, Suite 2001
New York, NY 10018

Jeffrey G. Webb                               1,281,387(3)            13.0%
c/o Varsity Spirit Corporation
2525 Horizon Lake Drive
Memphis, TN 38133

David Groelinger                                103,500(4)             1.1%
c/o Riddell Sports Inc.
1450 Broadway, Suite 2001
New York, NY 10018

Leonard Toboroff                              1,318,585(5)            13.9%
c/o Riddell Sports Inc.
1450 Broadway, Suite 2001
New York, NY 10018

Don R. Kornstein                                 59,937(6)             *
c/o Riddell Sports Inc.
1450 Broadway, Suite 2001
New York, NY 10018

                                              SHARES OWNED          PERCENT OF
                                              BENEFICIALLY         COMMON STOCK
                                              ------------         ------------
John McConnaughy, Jr.                         1,054,937(7)            11.1%
c/o JEMC Corp.
1011 High Ridge Road
Stamford, CT 06905

Glenn E. "Bo" Schembechler                       52,500(8)             *
c/o Riddell Sports Inc.
1450 Broadway, Suite 2001
New York, NY 10018

Arthur N. Seessel, II                            22,500(9)             *
c/o Seessel's Supermarkets
1745 Union Avenue
Memphis, TN 38104

All officers and directors as a group         5,696,201               53.7%
(9 individuals)

Angelo, Gordon & Co., L.P.                    1,395,000(10)           12.9%
245 Park Avenue, 26th Fl.
New York, NY 10167

Dimensional Fund Advisors Inc.                  490,308(11)            5.2%
1299 Ocean Ave., 11th fl.
Santa Monica, CA 90401

----------

*    Less than 1%

(1) Of the 5,457,764 shares beneficially owned by Mr. Nederlander: (A) 1,267,210 shares are owned by Mr. Nederlander directly or through entities controlled by him having dispositive power over these shares; 37,500 of these 1,267,210 shares underlie options granted under Riddell's 1991 Stock Option Plan that are exercisable currently or within 60 days of April 23, 2001; 646,037 of such 1,267,210 shares are subject to a voting trust expiring May 29, 2001 pursuant to which Robert Nederlander is voting trustee and has sole voting power (except to the limited extent described in Note 7 below) and (B) an additional 4,190,554 shares are beneficially owned by Mr. Nederlander as voting trustee under the voting trust and pursuant to a shareholders' agreement to which Mr. Nederlander and some of the other officers and directors of Riddell and their affiliates are parties. Under Rule 13-d of the Securities Exchange Act of 1934, Mr. Nederlander is deemed to beneficially own the shares of stock subject to the voting trust and the stockholders' agreement. The stockholders' agreement terminates upon the earliest of May 28, 2001, or the death of Mr. Nederlander, or the date of the transfer of shares subject to the stockholders' agreement (other than to certain parties) as to the shares transferred.

(2) The shares of common stock beneficially owned by Mr. Mauer are subject to the stockholders' agreement and 427,500 of these shares are issuable in connection with options granted under Riddell's 1991 Stock Option Plan which are exercisable currently or within 60 days of April 23, 2001.

(3) The shares of common stock beneficially owned by Mr. J. Webb are subject to the stockholders' agreement and 415,260 of these shares underlie options granted under Riddell's 1997 Stock Option Plan that are exercisable currently or within 60 days of April 23, 2001.

(4) Includes 95,000 shares underlying options granted under Riddell's 1991 Stock Option Plan that are exercisable within 60 days of April 23, 2001.

(5) The shares of common stock beneficially owned by Mr. Toboroff are subject to the stockholders' agreement and 37,500 shares underlie options granted under Riddell's 1991 Stock Option Plan that are exercisable currently or within 60 days of April 23, 2001.

(6) Includes 37,500 shares underlying options granted under Riddell's 1991 Stock Option Plan that are exercisable within 60 days of April 23, 2001.

(7) Of the shares of common stock beneficially owned by Mr. McConnaughy: (A) 484,530 are subject to the voting trust; (B) 570,407 are subject to the stockholders' agreement and (C) 37,500 shares underlie options granted under Riddell's 1991 Stock Option Plan that are exercisable currently or within 60 days of April 23, 2001. Mr. McConnaughy has pledged his interest in 1,017,437 shares of Riddell's common stock to financial institutions to secure loans. The voting trust provides that if Mr. McConnaughy defaults on the loan pursuant to which the pledge was made, the voting restrictions are removed from the pledged shares.

(8) Includes 37,500 shares underlying options granted under Riddell's 1991 Stock Option Plan that are exercisable currently or within 60 days of April 23, 2001.

(9) Represents shares underlying options granted under Riddell's 1991 Stock Option Plan that are exercisable currently or within 60 days of April 23, 2001.

(10) Based on a Schedule 13G filed February 13, 1997, Angelo, Gordon & Co., L.P. may be deemed to be the beneficial owner of 1,395,000 shares as a result of voting and dispositive powers it holds with respect to $1,000,000 principal amount of Riddell's 4.10% Convertible Subordinated Note due November 1, 2004 (the "Notes") convertible at $5.3763 per share into 186,000 shares of Riddell's common stock held for its own account and $6,500,000 principal amount of Notes convertible into 1,209,000 shares of common stock which it holds for the account of private investment funds for which it acts a general partner and/or investment advisor or investment manager.

(11) Based on a Schedule 13G filed February 4, 2000, Dimensional Fund Advisors Inc. may be deemed to be the beneficial owner of 490,308 shares.



ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On February 25, 2000, Riddell entered into a nine (9) year six (6) month sublease with a company owned and controlled by Riddell's chairman, Mr. Robert Nederlander. Pursuant to the sublease, Riddell will pay a base rent of approximately $117,000 per annum which will rise to approximately $138,000 per annum during the term of the sublease. Riddell will also pay our pro rata share (approximately 33%) of operating expenses during the term of the sublease. Riddell paid $175,000 upon the execution of the sublease, which represents Riddell's pro rata share of the build out expenses relative to the sublease. Management believes that the terms of the sublease are at least equivalent to what Riddell could reasonably expect to receive from an unrelated third party.

     The undersigned registrant hereby amends its Form 10-K for the Fiscal Year Ended December 31, 2000 to include the information contained herein in response to Part III of Form 10-K.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to Form 10-K for 2000 to be signed on its behalf by the undersigned, thereunder duly authorized on this 27th day of April, 2001.

                           RIDDELL SPORTS INC.



                           By: /s/ DAVID MAUER
                              --------------------------------------------------
                              David Mauer
                              Chief Executive Officer