Form 10-Q
period 2001-03-31
RIDDELL SPORTS INC
filed 2001-05-15
CIK 874786

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2001


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                   9,452,250 Common Shares as of May 11, 2001

                               RIDDELL SPORTS INC.

                                      INDEX

                                                                            Page
Form 10-Q  Cover Page..........................................................1
Form 10-Q  Index...............................................................2
Part I.  Financial Information:
    Item 1.   Financial Statements:
                  Condensed Consolidated Balance Sheets........................3
                  Condensed Consolidated Statements of Operations .............4
                  Condensed Consolidated Statements of Stockholders' Equity ...5
                  Condensed Consolidated Statements of Cash Flows .............6
                  Notes to Condensed Consolidated Financial Statements ........7
    Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations ..................9
Part II.   Other Information:
    Item 1.  Legal Proceedings................................................12
    Item 2.  Changes in Securities............................................12
    Item 3.  Defaults upon Senior Securities..................................12
    Item 4.  Submission of Matters to a Vote of Security Holders .............12
    Item 5.  Other Information................................................12
    Item 6.  Exhibits and Reports on Form 8-K.................................12
Signatures             .......................................................13


SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

     This Report contains certain statements which are "forward-looking" statements under the federal securities laws that are based on the beliefs of management as well as assumptions made by and information currently available to management. Forward-looking statements appear in Notes 5, 7 and 9 of Notes to Condensed Consolidated Financial Statements and throughout Item 2 of Part I, "Management's Discussion and Analysis of Financial Condition and Results of Operations" concerning Riddell's determination of product liability reserves, the seasonal patterns of working capital, revenue and operating results in its business and the estimated cost, prospects and financial impact of its Internet operations. Certain factors could cause actual results to differ materially from those in the forward-looking statements including without limitation, (i) continuation of historical patterns of demand for Riddell's products and Riddell's ability to meet the demand; (ii) actions by competitors, including without limitation new product introductions; (iii) the loss of domestic or foreign suppliers; (iv) changes in business strategy or new product lines and Riddell's ability to successfully implement these; (v) the outcome of pending product liability claims and potential future claims; (vi) changes in factors effecting tax rates for the remainder of 2001; and (vii) changes in interest rates and general economic conditions. Riddell does not intend to update these forward-looking statements.

Part 1. FINANCIAL INFORMATION; Item 1. FINANCIAL STATEMENTS

                      RIDDELL SPORTS INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                    MARCH 31,   DECEMBER 31,    MARCH 31,
                                                                      2001          2000          2000
                                                                    --------      --------      --------
                                                 ASSETS
Current assets:
  Cash .........................................................    $  1,457      $  1,116      $  1,601
  Accounts receivable, trade, less allowance for doubtful
    accounts ($994, $1,247 and $1,234 respectively) ............      35,464        35,245        36,401
  Inventories ..................................................      38,370        32,807        39,134
  Prepaid expenses .............................................       7,019         6,419         8,611
  Other receivables ............................................         444         2,070         1,780
  Deferred taxes ...............................................       6,770         2,270         2,076
                                                                    --------      --------      --------
    Total current assets .......................................      89,524        79,927        89,603
Property, plant and equipment, less accumulated
  depreciation ($13,139, $12,612 and $10,389 respectively) .....       8,751         8,543         8,361
Intangibles and deferred charges, less accumulated
  amortization ($23,041, $22,011 and $18,920 respectively) .....     101,358       102,388       104,925
Other assets ...................................................       3,226         2,959         2,880
                                                                    --------      --------      --------
           Total assets ........................................    $202,859      $193,817      $205,769
                                                                    ========      ========      ========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .............................................    $ 10,994      $  7,340      $ 14,160
  Accrued liabilities ..........................................       8,056        10,886         7,897
  Customer deposits ............................................       3,492         5,490         4,493
                                                                    --------      --------      --------
    Total current liabilities ..................................      22,542        23,716        26,550
Long-term debt .................................................     152,081       138,919       155,721
Deferred taxes .................................................       2,270         2,270         2,076
Other liabilities ..............................................       3,040         3,040         3,107
Contingent liabilities (Note 5) ................................          --            --            --

Stockholders' equity
  Preferred stock ..............................................          --            --            --
  Common Stock .................................................          95            95            93
  Additional paid in capital ...................................      37,306        37,306        37,031
  Accumulated deficit ..........................................     (14,475)      (11,529)      (18,809)
                                                                    --------      --------      --------
    Total stockholders' equity .................................      22,926        25,872        18,315
                                                                    --------      --------      --------
          Total liabilities and stockholders' equity ...........    $202,859      $193,817      $205,769
                                                                    ========      ========      ========

           See notes to condensed consolidated financial statements.

                      RIDDELL SPORTS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                             ------------------
                                                               2001       2000
                                                             -------    -------
Net revenues:
   Net sales, products and reconditioning ................   $28,641    $28,468
   Camps and events ......................................    11,616     10,555
   Royalty income ........................................       326        257
                                                             -------    -------
                                                              40,583     39,280
                                                             -------    -------
Cost of revenues:
   Products and reconditioning ...........................    17,470     17,077
   Camps and events ......................................     6,867      6,568
                                                             -------    -------
   Cost of sales .........................................    24,337     23,645
                                                             -------    -------
Gross profit .............................................    16,246     15,635
Selling, general and administrative expenses .............    20,075     18,357
                                                             -------    -------
(Loss) from operations ...................................    (3,829)    (2,722)
Interest expense .........................................     3,617      3,997
                                                             -------    -------
(Loss) before taxes ......................................    (7,446)    (6,719)
Income taxes .............................................    (4,500)        --
                                                             -------    -------
Net (loss) ...............................................   ($2,946)   ($6,719)
                                                             =======    =======

Net (loss) per share, basic and diluted ..................    ($0.31)    ($0.72)

Weighted average number of common and common
   equivalent shares outstanding .........................     9,452      9,296


           See notes to condensed consolidated financial statements.

                      RIDDELL SPORTS INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                      RETAINED
                                       COMMON STOCK     ADDITIONAL    EARNINGS      TOTAL
                                     ----------------    PAID IN   (ACCUMULATED  STOCKHOLDERS'
                                     SHARES    AMOUNT    CAPITAL      DEFICIT)      EQUITY
                                     ------    ------    -------     --------      --------
FOR THE THREE MONTHS ENDED MARCH 31, 2000:

  Balance, January 1, 2000 ........   9,263     $ 93     $36,862     ($12,090)     $ 24,865
    Stock issued to employees .....      54       --         169           --           169
    Net (loss) for the period .....      --       --          --       (6,719)       (6,719)
                                      -----     ----     -------     --------      --------
  Balance, March 31, 2000 .........   9,317     $ 93     $37,031     ($18,809)     $ 18,315
                                      =====     ====     =======     ========      ========


FOR THE THREE MONTHS ENDED MARCH 31, 2001:

  Balance, January 1, 2001 ........   9,452     $ 95     $37,306     ($11,529)     $ 25,872
    Net (loss) for the period .....      --       --          --       (2,946)       (2,946)
                                      -----     ----     -------     --------      --------
  Balance, March 31, 2001 .........   9,452     $ 95     $37,306     ($14,475)     $ 22,926
                                      =====     ====     =======     ========      ========

           See notes to condensed consolidated financial statements.

                      RIDDELL SPORTS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                             2001        2000
                                                           --------    --------
Cash flows from operating activities:
  Net (loss) ...........................................   ($ 2,946)   ($ 6,719)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
   Depreciation and amortization:
     Amortization of debt issue costs ..................        216         216
     Other depreciation and amortization ...............      1,585       1,477
   Provision for losses on accounts receivable .........        207         162
   Deferred taxes ......................................     (4,500)         --
     Changes in assets and liabilities:
        (Increase) decrease in:
          Accounts receivable, trade ...................       (426)     (4,039)
          Inventories ..................................     (5,563)     (5,746)
          Prepaid expenses .............................       (600)     (1,033)
          Other receivables ............................      1,626         240
          Other assets .................................       (267)       (366)
        Increase (decrease) in:
          Accounts payable .............................      3,654       3,842
          Accrued liabilities ..........................     (2,830)     (3,717)
          Customer deposits ............................     (1,998)     (1,597)
                                                           --------    --------
              Net cash used in operating activities ....    (11,842)    (17,280)
                                                           --------    --------

Cash flows from investing activities:
   Capital expenditures ................................       (979)     (1,256)
                                                           --------    --------
             Net cash used in investing activities .....       (979)     (1,256)
                                                           --------    --------

Cash flows from financing activities:
   Net borrowings under line-of-credit agreement .......     13,162      19,624
                                                           --------    --------
             Net cash provided by financing activities .     13,162      19,624
                                                           --------    --------

Net increase (decrease) in cash ........................        341       1,088
Cash, beginning ........................................      1,116         513
                                                           --------    --------
Cash, ending ...........................................   $  1,457    $  1,601
                                                           ========    ========

           See notes to condensed consolidated financial statements.

                      RIDDELL SPORTS INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


1.   BASIS OF PRESENTATION

     The condensed consolidated financial statements include the accounts of Riddell Sports Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. These statements are unaudited, and in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of Riddell's consolidated financial position and the consolidated results of its operations and cash flows at March 31, 2001 and 2000 and for the periods then ended. Certain information and footnote disclosures made in Riddell's last Annual Report on Form 10-K have been condensed or omitted for these interim statements. Accordingly, these condensed consolidated financial statements should be read in conjunction with Riddell's Annual Report on Form 10-K for the year ended December 31, 2000. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected during the remainder of 2001.

2.   EARNINGS PER SHARE

     Net loss per share amounts have been computed by dividing net loss by the weighted average number of outstanding common shares. Diluted earnings per share for the three month periods ended March 31, 2001 and 2000 is equal to basic earnings per share as both periods had a net loss. Potentially dilutive securities, which include convertible debt and Common Stock options and warrants, were not dilutive due to the net losses incurred.

3.   RECEIVABLES

     Accounts receivable include unbilled shipments of approximately $2,927,000, $972,000 and $2,802,000 at March 31, 2001, December 31, 2000 and March 31, 2000,
respectively. It is Riddell's policy to record revenues when the related goods have been shipped. Unbilled shipments represent receivables for shipments that have not been invoiced. These amounts relate principally to partial shipments to customers who are not invoiced until their order is shipped in its entirety or customers with orders containing other terms that require a deferral in the issuance of an invoice. Management believes that substantially all of these unbilled receivables will be invoiced within the current sales season.

4.   INVENTORIES

     Inventories consist of the following:
       (In thousands)                        March 31,   December 31,  March 31,
                                                2001         2000        2000
                                              -------      -------      -------
         Finished goods                       $24,543      $18,591      $23,340
         Work-in-process                        4,199        3,974        3,941
         Raw materials                          9,628       10,242       11,853
                                              -------      -------      -------
                                              $38,370      $32,807      $39,134
                                              =======      =======      =======

                      RIDDELL SPORTS INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5.   LITIGATION MATTERS AND CONTINGENCIES

     At March 31, 2001 Riddell was a defendant in 9 product liability suits relating to personal injuries allegedly related to the use of helmets manufactured or reconditioned by subsidiaries of Riddell. The ultimate outcome of these claims, or potential future claims, cannot presently be determined. Riddell estimates that the uninsured portion of future costs and expenses related to these claims, and incurred but not reported claims, will amount to at least $4,100,000 and, accordingly, a reserve in this amount is included in the Condensed Consolidated Balance Sheet at March 31, 2001, as part of accrued liabilities and other liabilities. These reserves are based on estimates of losses and defense costs anticipated to result from such claims, from within a range of potential outcomes, based on available information, including an analysis of historical data such as the rate of occurrence and the settlement amounts of past cases. However, due to the uncertainty involved with estimates actual results have at times varied substantially from earlier estimates and could do so in the future. Accordingly there can be no assurance that the ultimate costs of such claims will fall within the established reserves.

6.   SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest was $6,319,000 and $6,635,000 for the three month periods ended March 31, 2001 and 2000, respectively. During the three months ended March 31, 2001, Riddell received an income tax refund of approximately $1.5 million relating to a carry back of net operating losses of its Varsity Spirit Corporation subsidiary for periods preceding the 1997 acquisition of Varsity Spirit Corporation. This tax refund had been recorded as a receivable at the time of the acquisition. Other income tax payments, or refunds, were not significant for the three periods ended March 31, 2001 and 2000.

     During the three month period ended March 31, 2000, Riddell issued shares of its common stock, valued at $169,000 based on quoted market values at the time of grant, to certain employees in satisfaction of an accrual for compensation included in accrued liabilities at December 31, 1999.

7.   INCOME TAXES

     Operating results for the first quarter of 2001 reflect a tax benefit based on the anticipated effective annual tax rate for 2001. The anticipated effective annual tax rate is estimated based on remaining net operating loss carryforwards and anticipated income and non-deductible expenses for the year. The actual tax rate for the year could vary substantially from the anticipated rate due to the use of these estimates.

                      RIDDELL SPORTS INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     Operating results for the first quarter of 2000 included no income tax benefit because we had anticipated that net operating loss carryforwards would be available to offset income taxes for the year ended December 31, 2000.

8.   SEGMENT INFORMATION:

     Net revenues and income or loss from operations for Riddell's three reportable segments are as follows:

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                       -----------------------
                                                         2001           2000
                                                       --------       --------
                                                            (In thousands)
     Net revenues:
        Extracurricular products and services          $ 37,474       $ 35,906
        Retail products                                   2,783          3,117
        Trademark Licensing                                 326            257
                                                       --------       --------
           Consolidated total                          $ 40,583       $ 39,280
                                                       ========       ========

     Income (loss) from operations:
        Extracurricular products and services          ($ 2,198)      ($ 1,297)
        Retail products                                    (428)          (223)
        Trademark Licensing                                 168             60
        Corporate and unallocated expenses               (1,371)        (1,262)
                                                       --------       --------
           Consolidated total                          ($ 3,829)      ($ 2,722)
                                                       ========       ========

9.   SUBSEQUENT EVENT:

In April 2001, we signed an agreement to sell our Riddell Group Division to an acquisition affiliate of Lincolnshire Management, Inc., a New York based private-equity fund. Under the terms of the agreement, we would receive cash at closing equal to $61.0 million plus the approximate amount of short term debt and interest expense incurred by the Riddell Group Division between January 1, 2001 and closing.

     We would use the proceeds from the transaction, net of expenses, to reduce indebtedness and/or to be reinvested in our business, in accordance with the terms of our credit facility with Bank of America and our Senior Notes.

     Closing of the transaction is anticipated to take place in June 2001, but the consummation of the transactions contemplated by the agreement are subject to several conditions including, among others, the buyer's obtaining of certain required consents and agreements with National Football League Properties, Inc. and the obtaining of consents or agreements from other third parties, the purchaser securing the necessary financing, the expiration or termination of the waiting period under the Hart-Scott-Rodino laws and the

                      RIDDELL SPORTS INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


absence of material adverse change to the business of the Riddell Group Division. The agreement terminates if the sale is not consummated by June 30, 2001. In addition, under certain limited circumstances, if the agreement is terminated or the transaction is not consummated, the proposed purchaser will be entitled to a termination fee of up to $3.5 million. Given the conditions which must be satisfied prior to consummation of the transaction, there can be no assurance that the transaction will be completed.

     The Riddell Group Division includes: (i) all of our Team Sports business, except Umbro branded team soccer products, (ii) our licensing segment, which allows third-parties to market certain products using the Riddell and MacGregor trademarks to third parties, and (iii) our retail segment, which markets a line of sports collectibles and athletic equipment to retailers.

     For calendar year 2000, Riddell Group Division revenues were $89.3 million, or approximately 38% of our consolidated revenues of $234.7 million for the year. The Riddell Group Division's operating income, before interest and taxes, for calendar 2000 was approximately $10.3 million, or approximately 60% of our consolidated operating income of $17.0 million for the year. We anticipate that, if completed, the transaction will result in a loss on disposition, before income taxes, estimated at approximately $23 million. Additionally, we estimate that income before taxes for the related operations through June 2001 would approximate $5 million. Neither the estimated loss on disposition nor the estimated operating income include an allocation of our interest expense.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Overview and seasonality

     Operations for the three-month period ended March 31, 2001 resulted in a net loss of $2.9 million, or $0.31 per share as compared to a net loss of $6.7 million, or $0.72 per share, for the first quarter of 2000. The reduction in the first quarter loss was due to the recognition of an income tax benefit for the first quarter of 2001, while no income tax benefit was recorded in the first quarter of 2000. The change in income tax benefits between the two periods is further discussed under "income taxes", below.

     Operating results before taxes for the first quarter of 2001 were a loss of $7.4 million as compared to a loss before taxes of $6.7 million for the first quarter of 2000. The increase in the first quarter pre-tax loss primarily resulted from an increase in selling, general and administrative expenses, as further discussed below.

     The loss in the first quarter of 2001 was anticipated and is consistent with the seasonality of our business. In recent years our operations have been most profitable in the second and third quarters, with the third quarter typically the strongest, while losses have been incurred in the first and fourth quarters. The factors influencing this seasonal pattern were discussed in our last Annual Report on form 10-K.


     Revenues

     Revenues in the three-month period ended March 31, 2001 increased 3%, or $1.3 million, to $40.6 million from $39.3 million in the first quarter of 2000.

     The revenue gain came from our extracurricular segment. This segment markets our team sports and school spirit lines of products and services, primarily through our direct sales force, to customers such as schools, leagues and recreational groups. Extracurricular revenues increased 4%, or $1.5 million, to $37.4 million in the first quarter of 2000 from $35.9 million in the first quarter of 2000. Volume increases generated most of the gain, with modest price increases also contributing to revenue growth. School spirit products and services revenues increased approximately $1.9 million, or 13%, for the quarter. Sales of team sports products and services decreased 2% or $0.4 million due to a decrease in sales of Umbro-branded team soccer products. Sales of Umbro products decreased $0.7 million, or 27%, for the quarter while sales of our Riddell line of team sports products and services increased $0.3 million, or 1%.

     Revenues from the retail segment decreased $0.3 million to $2.7 million in the first quarter of 2001. The decline was due to a decrease in sales of recreational and youth team sports products sold to dealers.

     Revenues from trademark licensing increased from $0.3 million in he first quarter of 2000 to $0.4 million in the first quarter of 2001.

     Gross profit

     Gross profit increased to $16.2 million in the first quarter of 2001 from $15.6 million in the first quarter of 2000. Gross margin rates were relatively stable, increasing to 40.0% in 2001 from 39.8% in the first quarter of 2000 principally due to shifts in product mix and offsetting volume related changes.

     Gross margins for the extracurricular segment increased to 40.0% in the first quarter of 2001 from 39.9% in the first quarter of 2000. Gross margins for the retail segment decreased to 32.4% in the first quarter of 2001 from 33.8% in the first quarter of 2000, due to the reduction in segment volume for the quarter.

     Selling, general and administrative expenses

     Overall, selling, general and administrative expenses increased $1.7 million, or 9%, in the first quarter of 2001. These expenses increased as a percentage of revenues to 49.5% of revenues in the first quarter of 2001 from 46.7% in the first quarter of 2000.

     Most of the increase related to the extracurricular segment which had higher operating expenses in preparation for the upcoming operating season. Expenses for the extracurricular segment as a percentage of revenues increased to 45.9% of revenues in the first quarter of 2000 from 43.5% in the first quarter of 2000.

     For the retail segment, selling, general and administrative expenses in the three-month period increased $52,000 from the first quarter of the previous year due to increased marketing expenditures. This increase combined with the sales decrease for this segment resulted in an increase in selling, general and administrative expenses as a percentage of revenues to 47.8% in the first quarter of 2001 from 41.0% in the first quarter of 2000.

     Interest expense

     Interest expense decreased by $0.4 million to $3.6 million in the first quarter of 2001 from $4.0 million in the first quarter of 2000. The net expense for the 2001 period included approximately $250,000 of interest income received during the quarter as part of a federal income tax refund. The refund, which included approximately $1.5 million in taxes, related to a carry back of net operating losses of Riddell's Varsity Spirit Corporation subsidiary for periods preceding the 1997 acquisition of Varsity Spirit Corporation and had been recorded as a receivable at the time of the acquisition. Interest expense also decreased due to lower interest on our revolving line of credit resulting from lower outstanding indebtedness and decreases in the prime and Libor interest rates. Outstanding indebtedness decreased in line with working capital demands which decreased in large part due to improved collections of receivables and receipt of the tax refund described above.

     Income Taxes

     Operating results for the first quarter of 2001 reflect a tax benefit based on the anticipated effective annual tax rate for 2001. The anticipated effective annual tax rate is estimated based on remaining net operating loss carryforwards and anticipated income and non-deductible expenses for the year. The actual tax rate for the year could vary substantially from the anticipated rate due to the use of these estimates.

     Operating results for the first quarter of 2000 included no income tax benefit because we had anticipated that net operating loss carryforwards would be available to offset income taxes for the year ended December 31, 2000.


LIQUIDITY AND CAPITAL RESOURCES

     The seasonality of our working capital needs is primarily impacted by three factors. First, a significant portion of the products we sell in the extracurricular segment are sold throughout the year on dated-payment terms, with the related receivables becoming due when the school year begins during the following July to October period. Second, we incur costs relating to our summer camp business during first and second quarters as we prepare for the upcoming camp season in our school spirit division, while camp revenues are mostly collected in the June to August period. Lastly, our debt structure impacts our working capital requirements as the semi-annual interest payments on our $115 million, 10.5% Senior Notes come due each January and July.

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

     At March 31, 2001 the outstanding balance under the credit facility was $29.6 million. This compares with outstanding balances of $16.4 million at December 31, 2000 and $33.2 million at March 31, 2000. The change in the outstanding balance between March 31, 2001 and December 31, 2000 reflects the seasonal working capital pattern presented above, while the decrease in outstanding borrowing between March 31, 2001 and March 31, 2000 reflects the factors discussed above in the paragraph on interest expense.

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

Agreement to Sell Riddell Group Division

     In April 2001, we signed an agreement to sell our Riddell Group Division to an acquisition affiliate of Lincolnshire Management, Inc., a New York based private-equity fund. Under the terms of the agreement, we would receive cash at closing equal to $61.0 million plus the approximate amount of short term debt and interest expense incurred by the Riddell Group Division between January 1, 2001 and closing.

     We would use the proceeds from the transaction, net of expenses, to reduce indebtedness and/or to be reinvested in our business, in accordance with the terms of our credit facility with Bank of America and our Senior Notes.

     Closing of the transaction is anticipated to take place in June 2001, but the consummation of the transactions contemplated by the agreement are subject to several conditions including, among others, the buyer's obtaining of certain required consents and agreements with National Football League Properties, Inc. and the obtaining of consents or agreements from other third parties, the purchaser securing the necessary financing, the expiration or termination of the waiting period under the Hart-Scott-Rodino laws and the absence of material adverse change to the business of the Riddell Group Division. The agreement terminates if the sale is not consummated by June 30, 2001. In addition, under certain limited circumstances, if the agreement is terminated or the transaction is not consummated, the proposed purchaser will be entitled to a termination fee of up to $3.5 million. Given the conditions which must be satisfied prior to consummation of the transaction, there can be no assurance that the transaction will be completed.

     The Riddell Group Division includes: (i) all of our Team Sports business, except Umbro branded team soccer products, (ii) our licensing segment, which allows third-parties to market certain products using the Riddell and MacGregor trademarks to third parties, and (iii) our retail segment, which markets a line of sports collectibles and athletic equipment to retailers.

     For calendar year 2000, Riddell Group Division revenues were $89.3 million, or approximately 38% of our consolidated revenues of $234.7 million for the year. The Riddell Group Division's operating income, before interest and taxes, for calendar 2000 was approximately $10.3 million, or approximately 60% of our consolidated operating income of $17.0 million for the year. We anticipate that, if completed, the transaction will result in a loss on disposition, before income taxes, estimated at approximately $23 million. Additionally, we estimate that income before taxes for the related operations through June 2001 would approximate $5 million. Neither the estimated loss on disposition nor the estimated operating income include an allocation of our interest expense.

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

Item 3.   Defaults upon Senior Securities
          None

Item 4.   Submission of Matters to a Vote of Security Holders
          None

Item 5.   Other Information
          None

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibit index: None

     (b)  Reports on Form 8-K

          The Company  filed a Form 8-K dated April 27,  2001  reporting,  under
     Item 5. Other Events, that the Company entered into a agreement to sell its Riddell Group Division and certain additional assets of the Company and its affiliates for an aggregate purchase price of $61,000,000, plus the approximate amount of short-term debt incurred by the Riddell Group Division between January 1, 2001 and closing. The Riddell Group Division includes: (i) all of the Company's Team Sports business, except Umbro branded team soccer products, (ii) the Company's licensing segment, which allows third-parties to market certain products using the Riddell and MacGregor trademarks to third parties and (iii) the Company's retail segment, which markets a line of sports collectibles and athletic equipment to retailers in the United States. The consummation of the transaction contemplated by the Stock Purchase Agreement is subject to several conditions including, among others, the purchaser securing the necessary financing, the obtaining of required consents or agreements from third parties, Hart Scott Rodino clearance and no material adverse change to the business of the Riddell Group Division.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                         RIDDELL SPORTS INC.


         Date:    May 14, 2001           By       /s/ DAVID MAUER
                                             -----------------------------------
                                                  David Mauer
                                                  President and
                                                  Chief Executive Officer




         Date:    May 14, 2001           By       /s/ DAVID GROELINGER
                                             -----------------------------------
                                                  David Groelinger
                                                  Executive Vice President and
                                                  Chief Financial Officer


         Date:    May 14, 2001           By       /s/ LAWRENCE F. SIMON
                                             -----------------------------------
                                                  Lawrence F. Simon
                                                  Senior Vice President
                                                  (Principal Accounting Officer)