Form 10-Q
period 2001-06-30
RIDDELL SPORTS INC
filed 2001-08-14
CIK 874786

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30,2001

                         Commission file number: 0-19298

                               RIDDELL SPORTS INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                      22-2890400
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


           2525 HORIZON LAKE DRIVE, SUITE 1, MEMPHIS, TENNESSEE 38133
              (Address of principal executive offices) (Zip code)

                                 (901) 387-4300
              (Registrant's telephone number, including area code)

                 1450 BROADWAY, SUITE 2001, NEW YORK, NY 10018
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1935 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                  9,452,250 Common Shares as of August 10, 2001

                               RIDDELL SPORTS INC.

                                      INDEX

                                                                            Page
Form 10-Q Cover Page                                                           1
Form 10-Q Index                                                                2
Part I. Financial Information:
         Item 1. Financial Statements:
           Condensed Consolidated Balance Sheets                               3
           Condensed Consolidated Statements of Operations                     4
           Condensed Consolidated Statements of Stockholders' Equity           5
           Condensed Consolidated Statements of Cash Flows                     6
           Notes to Condensed Consolidated Financial Statements                7
         Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                      11
Part II. Other Information:
         Item 1. Legal Proceedings                                            17
         Item 2. Changes in Securities                                        17
         Item 3. Defaults upon Senior Securities                              17
         Item 4. Submission of Matters to a Vote of Security Holders          17
         Item 5. Other Information                                            18
         Item 6. Exhibits and Reports on Form 8-K                             18
Signatures                                                                    19

               SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING
                                   STATEMENTS

     This report contains certain statements which are "forward-looking" statements under the federal securities laws that are based on the beliefs of management as well as assumptions made by and information currently available to management. Forward-looking statements appear throughout Item 2 of Part I, "Management's Discussion and Analysis of Financial Condition and Results of Operations" concerning Riddell's seasonal patterns of working capital and revenue and operating results in its business. Certain factors could cause actual results to differ materially from those in the forward-looking statements including without limitation, (i) continuation of historical seasonal patterns of demand for Riddell's products and Riddell's ability to meet the demand; (ii) actions by competitors, including without limitation new product introductions;
(iii) the loss of domestic or foreign suppliers; (iv) changes in business strategy or new product lines and Riddell's ability to successfully implement these; (v) moderation of uniform and accessories revenue growth; and (vi) changes in interest rates and general economic conditions. Riddell does not intend to update these forward-looking statements.

Part 1. FINANCIAL INFORMATION; Item 1. FINANCIAL STATEMENTS

                      RIDDELL SPORTS INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE
                                     SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                             June 30,   December 31,   June 30,
                                               2001         2000         2000
                                            ---------   -----------   ---------
ASSETS
Current assets:
 Cash and investments                       $  29,418    $     109    $     638
 Accounts receivable, trade less
   allowance for doubtful accounts
   ($311, $424 and $518, respectively)         36,918       14,473       31,986
 Inventories                                   19,205       11,642       17,808
 Prepaid expenses                               4,539        3,709        3,668
 Other receivables                                 --        1,454        1,493
 Deferred taxes                                 2,040        2,270        2,076
 Assets held for disposal                          --       82,308      101,217
                                            ---------    ---------    ---------
Total current assets                           92,120      115,965      158,886
Property, plant and equipment, less
 accumulated depreciation ($8,173,
 $7,577 and $6,606, respectively)               4,293        4,349        3,763
Intangibles and deferred charges, less
 accumulated amortization ($12,381,
 $10,972 and $9,559, respectively)             71,631       73,040       74,410
Other assets                                      560          463          506
                                            ---------    ---------    ---------
                                            $ 168,604    $ 193,817    $ 237,565
                                            =========    =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                           $  16,720    $   4,072    $  14,817
 Accrued liabilities                            8,594        7,131        8,543
 Customer deposits                             14,026        5,490       14,695
 Liabilities of discontinued businesses            --       10,063       13,213
                                            ---------    ---------    ---------
Total current liabilities                      39,340       26,756       51,268
Long-term debt                                122,500      138,919      159,209
Deferred taxes                                     --        2,270        2,076
Other liabilities                                  --           --           --
Contingent liabilities                             --           --           --
Stockholders' equity:
 Preferred stock                                   --           --           --
 Common stock                                      95           95           94
 Additional paid-in capital                    37,306       37,306       37,286
 Accumulated deficit                          (30,637)     (11,529)     (12,368)
                                            ---------    ---------    ---------
                                            $   6,764    $  25,872    $  25,012
                                            ---------    ---------    ---------
                                            $ 168,604    $ 193,817    $ 237,565
                                            =========    =========    =========

           See notes to condensed consolidated financial statements.

                      RIDDELL SPORTS INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                                   OPERATIONS
                                   (UNAUDITED)
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                       Three Months Ended    Six Months Ended
                                       -------------------  -------------------
                                             June 30,             June 30,
                                       -------------------  -------------------
                                         2001       2000      2001       2000
                                       --------   --------  --------   --------
Net revenues:
 Uniforms and accessories              $ 41,792   $ 34,473  $ 48,729   $ 41,181
 Camps and events                        15,073     14,640    26,689     25,195
                                       --------   --------  --------   --------
                                         56,865     49,113    75,418     66,376
Cost of revenues:
 Uniforms and accessories                22,336     18,482    27,365     23,407
 Camps and events                        10,583     10,589    17,450     17,157
                                       --------   --------  --------   --------
Cost of revenues                         32,919     29,071    44,815     40,564
                                       --------   --------  --------   --------
Gross profit                             23,946     20,042    30,603     25,812
Selling, general and
 administrative expenses                 14,488     13,010    26,376     23,389
                                       --------   --------  --------   --------
Income from operations                    9,458      7,032     4,227      2,423
Other expense
 Interest expense, net                    2,447      2,562     4,546      4,995
 Loss on disposal of fixed assets           142         --       142         --
                                       --------   --------  --------   --------
Total other expense                       2,589      2,562     4,688      4,995
                                       --------   --------  --------   --------
Income (loss) from continuing
 operations before income taxes
 and discontinued operations              6,869      4,470      (461)    (2,572)
Incomes taxes (benefit)                   4,500         --        --         --
                                       --------   --------  --------   --------
Income (loss) from continuing
 operations                               2,369      4,470      (461)    (2,572)
Discontinued operations:
 Income (loss) from operations of
  discontinued businesses                    28      1,971       (89)     2,294
 Loss on disposal of businesses         (18,558)        --   (18,558)        --
                                       --------   --------  --------   --------
Total income (expense) from
 discontinued  operations               (18,530)     1,971   (18,647)     2,294
                                       --------   --------  --------   --------
Net income (loss)                      $(16,161)  $  6,441  $(19,108)  $   (278)
                                       ========   ========  ========   ========
Income (loss) from continuing
 operations per share
   Basic                               $   0.25   $   0.48  $  (0.05)  $  (0.28)
   Diluted                             $   0.21   $   0.41  $  (0.05)  $  (0.28)
Net earnings (loss) per share:
   Basic                               $  (1.71)  $   0.69  $  (2.02)  $  (0.03)
   Diluted                             $  (1.71)  $   0.61  $  (2.02)  $  (0.03)
Weighted average number common and
 common equivalent shares outstanding:
   Basic                                  9,452      9,357     9,452      9,327
   Diluted                               11,149     10,784     9,452      9,327

            See notes to condensed consolidated financial statements.

                      RIDDELL SPORTS INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                               STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                          Retained
                                                     Common Stock          Additional      Earnings         Total
                                                ----------------------       paid-in    (Accumulated    Stockholders'
                                                 Shares        Amount        Capital       deficit)        equity
                                                --------      --------      --------       --------       --------
FOR THE SIX MONTHS ENDED JUNE 30, 2000
Balance, January 1, 2000                           9,263      $     93      $ 36,862       $(12,090)      $ 24,865
 Stock issued to employees                            54            --           169             --            169
 Issuance of common stock upon                        --            --            --             --             --
   exercise of stock options                         131             1           255             --            256
 Net loss for the period                              --            --            --           (278)          (278)
                                                --------      --------      --------       --------       --------
                                                   9,448      $     94      $ 37,286       $(12,368)      $ 25,012
                                                ========      ========      ========       ========       ========
FOR THE SIX MONTHS ENDED JUNE 30, 2001
Balance, January 1, 2001                           9,452      $     95      $ 37,306       $(11,529)      $ 25,872
 Net loss for the period                              --            --            --        (19,108)       (19,108)
                                                --------      --------      --------       --------       --------
                                                   9,452      $     95      $ 37,306       $(30,637)      $  6,764
                                                ========      ========      ========       ========       ========

           See notes to condensed consolidated financial statements.

                      RIDDELL SPORTS INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH
                                      FLOW
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                         Three Months Ended    Six Months Ended
                                         ------------------  -----------------
                                               June 30,            June 30,
                                          -----------------  -----------------
                                            2001      2000      2001     2000
                                          --------  -------  --------  -------
Cash flows from operating activities:
 Net income (loss)                        $(16,161) $ 6,441  $(19,108) $  (278)
 Adjustments to reconcile net income
  (loss) to net cash used in operating
  activities:
    Depreciation and amortization
     Amortization of debt issue costs         216       216       431       432
     Other depreciation and amortization    1,008       920     1,981     1,854
    Loss on sale of businesses             18,558        --    18,558        --
    Provision for losses on accounts
     receivable                                67        15       196       142
    Loss on abandonment of fixed assets       142        --       142        --
    Deferred Taxes                          2,460        --    (2,040)       --
    (Increase) decrease in net assets
     held for disposal                     (1,951)  (11,108)   (8,184)  (19,769)
    Changes in assets and liabilities:
     (Increase) decrease in:
      Accounts receivable, trade          (28,268)  (22,014)  (22,641)  (20,140)
      Inventories                          (2,214)     (453)   (7,563)   (2,652)
      Prepaid expenses                       (275)    1,885      (830)    1,011
      Other receivables                        --       (76)    1,454       (67)
      Other assets                              7      (402)      (97)     (768)
     Increase (decrease) in:
      Accounts payable                      9,006     7,313    12,648    10,134
      Accrued liabilities                   3,908     4,033     1,463       709
      Customer deposits                    10,534    10,202     8,536     8,605
      Other liabilities                        --        --        --        --
                                           ------   -------   -------   -------
       Net cash used in operating
        activities                         (2,963)   (3,028)  (15,054)  (20,787)
Cash flows from investing activities:
 Capital expenditures                        (350)     (504)   (1,089)   (1,193)
 Net proceeds received from sale of
  Riddell Sports Division                  61,871        --    61,871        --
 Other                                         --      (376)       --      (376)
                                           ------   -------   -------   -------
     Net cash provided by (used) in
      investing activities                 61,521      (880)   60,782    (1,569)
Cash flows from financing activities:
 Net borrowings (repayments) under
  line-of-credit agreement                (29,581)    3,488   (16,419)   23,112
 Proceeds from issuance of common stock        --       256        --       256
                                          -------   -------   -------   -------
     Net cash provided by (used) in
      financing activities                (29,581)    3,744   (16,419)   23,368
                                          -------   -------   -------   -------
Net increase (decrease) in cash            28,977      (164)   29,309     1,012
Cash, beginning                               441       802       109      (374)
                                          -------   -------   -------   -------
Cash, end                                 $29,418   $   638   $29,418   $   638
                                          =======   =======   =======   =======

           See notes to condensed consolidated financial statements.

                      RIDDELL SPORTS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The condensed consolidated financial statements include the accounts of Riddell Sports Inc. ("Riddell" or the "Company") and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. These statements are unaudited, and in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of Riddell's condensed consolidated financial position and the condensed consolidated results of its operations and cash flows at June 30, 2001 and 2000 and for the periods then ended. Certain information and footnote disclosures made in Riddell's last Annual Report on Form 10-K have been condensed or omitted for these interim statements. Accordingly, these condensed consolidated financial statements should be read in conjunction with Riddell's Annual Report on Form 10-K for the year ended December 31, 2000. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected during the remainder of 2001.

2.   DISPOSITION OF ASSETS

     On June 22, 2001, the Company completed the sale of its Riddell Group Division to an acquisition affiliate of Lincolnshire Management, Inc., ("Lincolnshire") a New York based, private-equity fund. The purchase price, which was determined by an arms-length negotiation, was for approximately $61 million in cash, plus an adjustment to cover seasonal funded indebtedness incurred by the Riddell Group Division during 2001. The current amount of the adjustment is estimated at $6.4 million for a total purchase price of approximately $67.4 million.

     The sale was made pursuant to a stock purchase agreement dated April 27, 2001 between Riddell Sports Inc. and Lincolnshire. The Riddell Group Division included: (i) all of the Company's team sports business, excluding Umbro branded team soccer products, (ii) the Company's licensing segment, which allows third-parties to market certain products using the Riddell and MacGregor trademarks and (iii) the Company's retail segment, including the New York Executive Office, which managed the retail and licensing segments, which markets a line of sports collectibles and athletic equipment to retailers in the United States and to a limited extent internationally. The assets and liabilities involved in the transaction principally included cash, accounts receivable, inventories, prepaid expenses, other receivables, property and equipment, intangible assets, accounts payable, accrued liabilities and other liabilities. In conjunction with the sale of the Riddell Group Division, the Company has recognized a decline in value in its net minority investment in a company which makes game uniforms on behalf of the Riddell Group Division. The Company had previously accounted for the investment using the equity method of accounting. As a result of these transactions, the Company recorded a loss on the sale of the Riddell Group Division of $20.6 million ($18.6 million after tax) in the second quarter of 2001.

     The net operating results of the Riddell Group Division are presented as income from operations of discontinued businesses in the Condensed Consolidated Statements of Operations. Revenues generated by the Riddell Group Division for the six-month and three-month periods ended June 30, 2001 and 2000 were $42.4 million, $47.9 million, $20.4 million and $25.9 million, respectively.

3.   EARNINGS PER SHARE

     Basic earnings (loss) per share amounts have been computed by dividing earnings (loss) by the weighted average number of outstanding common shares. Diluted earnings (loss) per share is computed by adjusting earnings for the effect of the assumed conversion of dilutive securities and dividing the result by the weighted average number of common share and common equivalent shares relating to dilutive securities. A reconciliation between the numerators and denominators for these calculations follows:

                                    Three months ended       Six months ended
                                          June 30,               June 30,
                                      2001        2000       2001        2000
                                    --------     ------    --------     -------
                                                   (In thousands)
Earnings (loss) - numerator
Net income (loss)                   ($16,161)    $6,441    ($19,108)    ($  278)
Effect of assumed                                   105                      --
conversion of convertible
debt, when dilutive -
interest savings
Numerator for diluted per           ($16,161)    $6,546    ($19,108)    ($  278)
share computation

Shares - denominator                   9,452      9,357       9,452       9,327
Weighted average number
of outstanding common shares
Weighted average common
equivalent shares:
Options, assumed exercise                            32                      --
of dilutive options, net of
treasury shares which could
have been purchased from
the proceeds of the assumed
exercise based on average
market prices

                                    Three months ended       Six months ended
                                          June 30,               June 30,
                                      2001        2000       2001        2000
                                    --------     ------    --------     -------
                                                   (In thousands)

Convertible debt, assumed                         1,395                      --
conversion when dilutive
Denominator for diluted per            9,452     10,784       9,452       9,327
share computation

Income (loss) from
continuing operations - numerator
Income (loss) from                  $  2,369     $4,470    ($   461)    ($2,572)
continuing operations
Effect of assumed                        100        105                      --
conversion of convertible
debt, when dilutive -
interest savings
Numerator for diluted per           $  2,469     $4,575    ($   461)    ($2,572)
share computation

Shares - denominator                   9,452      9,357       9,452       9,327
Weighted average number
of outstanding common shares
Weighted average common
equivalent shares:
Options, assumed exercise                            32                      --
of dilutive options, net of
treasury shares which could
have been purchased from
the proceeds of the assumed
exercise based on average
market prices
Convertible debt, assumed              1,697      1,395                      --
conversion when dilutive
Denominator for diluted per           11,149     10,784       9,452       9,327
share computation


     For the six-month periods ended June 30, 2001 and 2000 potentially dilutive securities, which include convertible debt and common stock options, were not dilutive due to the net losses incurred and were excluded from the computation of diluted earnings per share.

4.   RECEIVABLES

     Accounts receivable include unbilled shipments of approximately $11,249,000, $350,000 and $15,449,000 at June 30, 2001, December 31, 2000 and
June 30, 2000, respectively. It is Riddell's policy to record revenues when the related goods have been shipped. Unbilled shipments represent receivables for shipments that have not yet been invoiced. These amounts relate principally to partial shipments to customers who are not invoiced until their order is shipped in its entirety or customers with orders containing other terms that require a deferral in the issuance of the invoice. Management believes that substantially all of these unbilled receivables will be invoiced within the current sales season.

5.   INVENTORIES

     Inventories consist of the following:
     (In thousands)                         June 30,    December 31,    June 30,
                                              2001         2000          2000
                                            -----------------------------------
     Finished goods                         $14,236       $8,868       $12,858
     Raw materials                            4,969        2,774         4,950
                                            -----------------------------------
                                            $19,205      $11,642      $ 17,808
                                            ===================================

6.   SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest was $1,250,000 and $1,059,000 for the three-month periods ended June 30, 2001 and 2000, respectively, and $7,569,000 and $6,968,000 for the six-month periods ended June 30, 2001 and 2000, respectively. During the six months ended June 30, 2001, Riddell received an income tax refund of approximately $1,500,000 related to a carry back of net operating losses of its Varsity Spirit Corporation subsidiary for periods preceding the 1997 acquisition of Varsity Spirit Corporation. This tax refund had been recorded as a receivable at the time of the acquisition. Other income tax payments, or refunds, were not significant for the other three periods ended June 30, 2001 and 2000.

     During the six-month period ended June 30, 2000, Riddell issued shares of its common stock, valued at $169,000 based on quoted market values at the time of grant, to certain employees in satisfaction of an accrual for compensation included in accrued liabilities at December 31, 1999.

7.   INCOME TAXES

     Operating results from continuing operations for the six-months ended June 30, 2001 and 2000 included no income tax benefit because management anticipates net operating loss carryforwards will be available to offset income taxes for the year ended December 31, 2001. Operating results for the second quarter of 2001 include a reversal of the tax benefit recorded in the first quarter of 2001.

     A tax benefit of $2,040,000 was recognized in the second quarter of 2001 in conjunction with the loss realized on the sale of the Riddell Sports Group. This benefit is included in Discontinued operations - Loss on disposal of businesses in the Condensed Consolidated Statement of Operations.

8.   SEGMENT INFORMATION

     Net revenues and income or loss from operations for the Company's two reportable segments are as follows:

                                      Three Months Ended      Six Months Ended
                                            June 30,              June 30,
                                      -------------------   -------------------
                                        2001        2000      2001        2000
                                      -------     -------   -------     -------
                                                    (in thousands)
Net revenues:
  Uniforms and accessories ...........$41,792     $34,473   $48,729     $41,181
  Camps and events ................... 15,073      14,640    26,689      25,195
                                      -------     -------   -------     -------
  Consolidated total .................$56,865     $49,113   $75,418     $66,376
                                      =======     =======   =======     =======
Income (loss) from operations:
  Uniforms and accessories ...........$ 9,450     $ 7,150   $ 4,197     $ 2,554
  Camps and events ...................    484         689     1,092       1,043
  Corporate and unallocated expenses .   (476)       (807)   (1,062)     (1,174)
                                      -------     -------   -------     -------
    Consolidated total ...............$ 9,458     $ 7,032   $ 4,227     $ 2,423
                                      =======     =======   =======     =======

9.   RECLASSIFICATION OF PRIOR PERIODS

     Certain prior period balances have been reclassified to conform to current year presentation.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Overview and seasonality

     On June 22, 2001, Riddell Sports Inc. ("Riddell" or the "Company") completed the sale of its Riddell Group Division ("RGD") to an acquisition affiliate of Lincolnshire Management, Inc., ("Lincolnshire"). In conjunction with this sale, Riddell wrote down its net minority investment in a company which provides game uniforms to the RGD. As a result of these two transactions, the company recorded a loss of $20.6 million ($18.6 million after tax). RGD's operating results are shown as income from operations of discontinued businesses in the Condensed Consolidated Statements of Operations.

     RGD included: (i) all of the Company's Team Sports business, excluding Umbro branded team soccer products, (ii) the Company's licensing segment, which allows third-parties to market certain products using the Riddell and MacGregor trademarks, and (iii) the Company's retail segment, which markets a line of sports collectibles and athletic equipment to retailers. As a result of the sale of RGD, Riddell's continuing financial results consist of operations within the school spirit industry, the Varsity Spirit Group ("VSG"). VSG includes: (i) the design, market and manufacture of cheerleader and dance team uniforms and accessories, (ii) the operation of cheerleading and dance team camps throughout the United States, (iii) the production of nationally televised cheerleading and dance team championships and other special events, (iv) the operation of studio dance competitions and conventions and (v) Umbro branded team-soccer business.

     Including the loss on the sale of RGD and the resulting write-down of the minority investment, the company posted a net loss of $16.2 million, or $1.71 per share, for the second quarter of 2001, compared with earnings of $6.4 million, or $0.61 per diluted share, a year earlier. Excluding the loss, second quarter net income decreased 63% to $2.4 million from $6.4 million in 2000 primarily due to the reversal of the income tax benefit recognized in the first quarter of 2001.

     Operating income before interest, taxes and discontinued operations for the second quarter of 2001 increased $2.4 million, or 34%, to $9.4 million from $7.0 million in the second quarter of 2000. For the six-month period, operating income before taxes, interest and discontinued operations increased $1.8 million, or 74%, in 2001 to $4.2 million from $2.4 million in 2000. Riddell benefited from increases in revenues and decreases in selling, general and administrative expenses as a percentage of sales, as described in more detail in the discussion which follows this overview.

     The Company's operations are highly seasonal. In recent years, the Company's operations have been profitable in the second and third quarters, with the third quarter typically the strongest, while losses have typically been incurred in the first and fourth quarters.

     The net operating results of RGD are reported as income from operations of discontinued businesses in the Condensed Consolidated Statements of Operations. The accompanying management's discussion and analysis of financial condition reflects changes occurring in the Company's income from continuing operations.

     Revenues

         Revenues for the three-month period ended June 30, 2001 increased by $7.8 million, or 16%, to $56.9 million from $49.1 million in the second quarter of 2000. For the six-month period ended June 30, 2001, revenues increased by $9.0 million, or 14%, to $75.4 million from $66.4 million in the first six months of 2000.

     Revenues from the sale of uniforms and accessories increased by $7.3 million, or 21%, to $41.8 million in the second quarter of 2001 from $34.5 million in the second quarter of 2000. For the six-month period, uniform and accessories revenues increased by $7.6 million, or 18%, to $48.7 million in 2001 from $41.1 million in 2000. This increase was attributable to an overall strong increase in most product categories, primarily uniforms and lettering, offset by a slight decrease in campwear sales. The significant increase in revenues is a direct result of quicker delivery of uniforms and accessories during the second quarter of 2001 as compared to the second quarter of 2000. The improvement in delivery times is partially attributable to improvements made to the Company's order entry system combined with better availability of inventory items for delivery. Management believes that the overall rate of uniform and accessories revenue growth will moderate in the third quarter of 2001 due to the acceleration of uniform and accessories deliveries into the second quarter from the third quarter.

     Revenues from camps and events increased by $0.4 million, or 3%, to $15.0 million in the second quarter of 2001 from $14.6 million in the second quarter of 2000. For the six-month period, camps and events revenues increased by $1.5 million, or 6%, to $26.7 million in 2001 from $25.2 million in 2000. The revenue increase for both periods is directly attributable to the following: (i) a 64% revenue growth, or $0.3 million, in our studio dance competitions and conventions, such growth being directly attributable to the acquisition of the assets of the Netherland Corporation, an operator of dance competitions, in June 2000, (ii) $0.4 million related to a change in the timing of the Co. Dance National Finals previously held in the third quarter of 2000 to the second quarter of 2001, (iii) a 4% increase in camp participants during the second quarter of 2001 as compared to the second quarter of 2000. Such increases were offset somewhat by a decrease in the number of choir and band tours handled by the Company's group tour business during the first half of 2001. Increases in camp participants during the first six months of 2001 are not necessarily indicative of the results to be expected during the remainder of 2001.

Gross Profit

     Gross profit for the second quarter of 2001 increased by 19% to $23.9 million from $20.0 million in the 2000 quarter and for the six-month period increased by 19% to $30.6 million in 2001 from $25.8 million in 2000. Gross margin rates increased by 1.3 points to 42.1% in the second quarter of 2001 from 40.8% in the second quarter of 2000. For the year-to-date period, gross margin rates increased to 40.6% in 2001 from 38.9% in 2000.

     Gross margin rates for the uniforms and accessories segment increased to 46.6% in the second quarter of 2001 from 46.4% in the second quarter of 2000. For the six-month period the segment's margin rates increased to 43.8% in 2001 from 43.2% in 2000. These increases were a result of the shift in product mix from lower margin campwear and accessories to higher margin manufactured uniforms.

     Gross margin rates for the camps and events segment increased to 29.8% in the second quarter of 2001 from 27.7% in the second quarter of 2000. For the six-month period the segment's margin rates increased to 34.6% in 2001 from 31.9% in 2000. These increases are primarily due to the overall decrease in the Company's 2001 group tour operations, which have historically generated lower gross margins than the other parts of the Company's business; therefore, the decrease in group tour operations resulted in an overall increase in the segment's gross margin rate. The increase is also partially due to increased participation in the Company's studio dance competitions and conventions which have generated higher gross margins than the cheerleading and dance camps.

Selling, general and administrative

     Selling, general and administrative expenses decreased as a percentage of revenues to 25.5% in the second quarter of 2001 from 26.5% in the second quarter of 2000. For the six-month period, selling, general and administrative expense rates decreased slightly to 35.0% in 2001 from 35.2% in 2000. The improvement is principally due to economies of scale realized by spreading fixed and relatively fixed administrative expenses over a greater revenue base.

     Selling, general and administrative expense rates for the uniforms and accessories segment decreased to 23.9% in the second quarter of 2001 from 25.6% in the second quarter of 2000. For the six-month period the segment's selling, general and administrative expense rate decreased to 35.2% in 2001 from 37.0% in 2000. These gains were due to improved economies of scale as discussed in the preceding paragraph.

     Selling, general and administrative expense rates for the camps and events segment increased to 26.6% in the second quarter of 2001 from 23.0% in the second quarter of 2000. For the six-month period the segment's expense rate increased to 30.5% in 2001 from 27.8% in 2000. These increases are due to additional overhead incurred as a result of the acquisition of the assets of the Netherland Corporation in June 2000. Netherland's management team is responsible for managing the Company's studio dance competitions and conventions, as well as the Company's line of performance and recital dance wear, introduced during fisca1 2000.

Interest Expense

     Interest expense for both the three-month and the six-month period ended June 30, 2001 have been reduced by $1.6 million and $3.1 million, respectively, as a result of an allocation of interest expense to the discontinued operations of the RGD. Interest allocated to discontinued operations for the three-month and six-month period ended June 30, 2000 was $1.6 million and $3.2 million, respectively.

     Interest expense, after the allocation of interest to discontinued operations, decreased by $0.1 million to $2.5 million in the second quarter of 2001 from $2.6 million in the second quarter of 2000. For the six-month period ended June 30, 2001, interest expense decreased by $0.5 million to $4.5 million from $5.0 million in the first six months of 2000. Interest expense for both periods decreased due to lower interest on the revolving line of credit resulting from lower outstanding indebtedness and decreases in the prime and LIBOR interest rates during 2001. The net interest expense for the year also decreased due to the receipt of interest income of approximately $250,000 as part of a federal tax refund. The tax refund related to a carry back of net operating losses of Riddell's Varsity Spirit Corporation subsidiaries for periods preceding the 1997 acquisition of Varsity Spirit Corporation. The tax refund was for approximately $1.5 million and was recorded as a receivable at the time of acquisition.

     As a result  of the sale of the RGD,  the  Company  used a  portion  of the
proceeds  received,   approximately   $32.7  million,  to  paydown  all  of  the
indebtedness outstanding on its line of credit agreement.

Income Taxes

     Operating results from continuing operations for the three-month period ended June 30, 2000, and the six-month periods ended June 30, 2001 and 2000 included no income tax expense or credit because of the Company's existing net operating loss carryforwards. Operating results from continuing operations for the three-month period ended June 30, 2001 reflect an income tax expense of $4.5 million, or a reversal of the income tax benefit recognized in the first quarter of 2001. The Company reversed the first quarter's benefit because management anticipates net operating loss carryforwards will be available to offset income taxes for the year ended December 31, 2001.

     The Company has recorded an income tax benefit of $2.1 million in conjunction with the loss on sale of the RGD. This benefit is shown as a reduction of the loss on disposal of businesses in the Condensed Consolidated Statements of Operations.

Liquidity and Capital Resources

     The seasonality of the Company's working capital needs is impacted by three key factors. First, a significant portion of the products the Company sells in the uniforms and accessories segment are sold in the late spring and summer, with the related receivables collected in the fall and early winter after the new school year begins. Second, the Company incurs costs related to the Company's summer camp business from the fourth quarter and into the second quarter as the Company prepares for the upcoming camp season, while camp revenues are mostly collected in the mid-May to August period. Lastly, the Company's debt structure impacts working capital requirements, as the semi-annual interest payments on the Company's $115 million, 10.5% Senior Notes come due each January and July.

     To finance these seasonal working capital demands, the Company maintains a credit facility in the form of a revolving line of credit. Historically, the outstanding balance on the credit facility usually follows the seasonal cycles described above, increasing during the early part of the operating cycle in the first and second quarters of each year and then decreasing from the middle of the third quarter and into the fourth quarter as collections are used to reduce the outstanding balance. Such seasonality should continue in the future.

     A portion of the proceeds received from the sale of the RGD were used to repay all of the outstanding indebtedness, approximately $32.7 million, on the revolving line of credit. Outstanding balances were $16.4 million at December 31, 2000 and $36.7 million at June 30, 2000.

     In conjunction with the sale of the RGD and subsequent repayment of the then existing line of credit facility, the Company amended and reduced its revolving line of credit agreement from $48 million to $15 million.

     According to the terms of the $115 million, 10.5% Senior Notes Agreement, the use of the proceeds received from the sale of the RGD, net of applicable expenses, is limited to the reduction of existing senior indebtedness, reinvestment in the business and/or acquisitions of outside business interests. Proceeds remaining after the payment of expenses and repayment of existing borrowings under the revolving line of credit facility are currently estimated at $31.5 million.

     The Company's current debt service obligations are significant and, accordingly, the Company's ability to meet our debt service and other obligations will depend on the Company's future performance and is subject to financial, economic and other factors, some of which are beyond the Company's control. Furthermore, due to the seasonality of the Company's working capital demands described above, year-over-year growth in the Company's business and working capital requirements could lead to higher debt levels in future periods. Management believes operating cash flow together with funds available from the Company's credit facility will be sufficient to fund the Company's current debt service, seasonal capital expenditures and other working capital requirements. However, many factors, including growth and expansion of the Company's business, could necessitate the need for increased lines of credit or other changes in the Company's credit facilities in the future.

Accounting Pronouncements

     In June 2001, Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations" was issued and is applicable to all business combinations initiated after June 30, 2001 and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. SFAS 141 requires all business combinations to be accounted for by the purchase method of accounting. It also requires separate recognition of intangible assets that can be identified and named and also requires disclosure of the primary reasons for the business combination and the allocation of the purchase price by balance sheet caption. The Company does not presently expect the adoption of SFAS 141 to have a material effect on the Company's financial statements taken as a whole.

In June 2001, Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets" was issued and is effective for all fiscal years beginning after December 15, 2001. SFAS 142 changes the methods of amortizing goodwill and intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized but will be tested annually for impairment. Intangible assets with finite useful lives will continue to be amortized over their useful lives. The statement provides specific guidance for testing goodwill for impairment. Goodwill will be tested at least annually with a two-step process that begins with an estimation of the fair value of the reporting unit. SFAS 142 is required to be applied at the beginning of an entity's fiscal year with impairment losses that arise from the initial application of this Statement to be reported as resulting from a change in accounting principle. The Company will implement SFAS 142 as of the beginning of fiscal 2002. The Company has not determined the impact of this statement on the carrying value of its goodwill and other long-lived intangible assets.

PART II OTHER INFORMATION

Item 1.   Legal Proceedings

          The Company from time to time becomes involved in various claims and lawsuits incidental to its business. None of these matters are expected to have a material adverse effect on the Company's consolidated financial statements.

Item 2.   Changes in Securities

          None

Item 3.   Defaults upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          In conjunction with the sale of the Riddell Sports Division, the Company will change its name to Varsity Brands, Inc. from Riddell Sports Inc. The name change is subject to shareholder approval at the Annual Meeting of Stockholders' scheduled for September 19, 2001.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibit index:

                28 Second  Amended and  Restated  Loan,  Guaranty  and  Security
                   Agreement between Bank of America, N.A., as agent, and Riddell Sports Inc., as borrower.

          (b)  Reports on Form 8-K:

               On a Form 8-K, dated June 22, 2001, under Item 2. Acquisition or Disposition of Assets and Item 7. Financial Statements and Exhibits, filed by Riddell Sports Inc., pursuant to the consummation of the sale of the Riddell Sports Group, a pro forma consolidated balance sheet as of March 31, 2001, a pro forma consolidated statement of operations for the year ended December 31, 2000 and for the quarter ended March 31, 2001.

               On a Form 8-K, dated June 22, 2001, under Item 5. Other Events, filed by Riddell Sports Inc., an announcement of the resignation of David Mauer as President, Chief Executive Officer and Director of Riddell Sports Inc. and the promotion of Jeffrey G. Webb to President and Chief Executive Officer. Also announcing the movement of Riddell Sports Inc.'s Executive Offices to 2525 Horizon Lake Drive, Suite 1, Memphis, Tennessee 38133 from 1450 Broadway, Suite 2001, New York, New York 10018.

               On a Form 8-K, dated August 8, 2001 filed by Riddell Sports Inc.,
     Schedule 14A, Preliminary Proxy Statement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        RIDDELL SPORTS INC.


Date: August 14, 2001                   By:  /s/ Jeffrey G. Webb
                                             President and
                                             Chief Executive Officer


Date: August 14, 2001                   By:  /s/ John M. Nichols
                                             Chief Financial Officer and
                                             Principal Accounting Officer