Form 10-Q
period 2001-09-30
RIDDELL SPORTS INC
filed 2001-11-14
CIK 874786

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001


                         Commission file number: 0-19298


               VARSITY BRANDS, INC. (FORMERLY RIDDELL SPORTS INC.)
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

                 9,452,250 Common Shares as of November 7, 2001

                              VARSITY BRANDS, INC.

                                      INDEX


                                                                                      PAGE
                                                                                      ----
Form 10-Q Cover Page                                                                    1
Form 10-Q Index                                                                         2
Part I.  Financial Information:
            Item 1.  Financial Statements:
                  Condensed Consolidated Balance Sheets                                 4
                  Condensed Consolidated Statements of Operations                       5
                  Condensed Consolidated Statements of Stockholders' Equity             6
                  Condensed Consolidated Statements of Cash Flows                       7
                  Notes to Condensed Consolidated Financial Statements                  8
            Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                      14
Part II. Other Information:
            Item 1.  Legal Proceedings                                                  20
            Item 2.  Changes in Securities                                              21
            Item 3.  Defaults upon Senior Securities                                    21
            Item 4.  Submission of Matters to a Vote of Security Holders                21
            Item 5.  Other Information                                                  21
            Item 6.  Exhibits and Reports on Form 8-K                                   21
Signatures                                                                              22



         SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

       This report contains certain statements which are "forward-looking" statements under the federal securities laws that are based on the beliefs of management as well as assumptions made by and information currently available to management. Forward-looking statements appear throughout Item 2 of Part I, "Management's Discussion and Analysis of Financial Condition and Results of Operations" concerning Varsity's seasonal patterns of working capital and revenue and operating results in its business. Certain factors could cause actual results to differ materially from those in the forward-looking statements including without limitation, (i) continuation of historical seasonal patterns of demand for Varsity's products and Varsity's ability to meet the demand; (ii) actions by competitors, including without limitation new product introductions;
(iii) the loss of domestic or foreign suppliers; (iv) changes in business strategy or new product lines and Varsity's ability to successfully implement these; (v) moderation of uniform and accessories revenue growth; and (vi) changes in interest rates and general economic conditions. Varsity does not intend to update these forward-looking statements.

       Since the unprecedented September 11 terrorist attack on American soil, U.S. business activities related to domestic and international travel, in general, have been materially and adversely affected. A number of the Company's business lines that are travel related, including the Company's annual Thanksgiving trips, which includes the Macy's Thanksgiving Day Parade, its annual Chistmas trips to London and Paris for high school cheerleader and dance team participants, and its cheerleading competitions which are held at Disney World in Orlando. These trips occur during the fourth quarter of fiscal year 2001, and the first quarter of fiscal year 2002. Although the Company presently believes that the general travel concerns, which currently exist, will have some impact on those business lines, the nature and extent of such impact cannot be quantified at the present time. The Company will continue to monitor the performance of its travel related, and other, business lines and will record and disclose the nature of any costs at such time as they can be reasonably estimated to be related to terrorist activities in accordance with Issue No. 01-10 of the Financial Accounting Standards Board's Emerging Issues Task Force. "Accounting for the Impact of Terrorist Activities of September 11, 2001.

Part I.  FINANCIAL INFORMATION; Item 1.  FINANCIAL STATEMENTS



Part I. FINANCIAL INFORMATION; Item 1    FINANCIAL STATEMENTS

                     VARSITY BRANDS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                 (IN THOUSANDS)




                                               September 30,          December 31,          September 30,
                                                   2001                   2000                   2000
                                                ---------             ----------              ---------
ASSETS
Current assets:
  Cash and investments                          $  26,299              $     109              $     198
  Accounts receivable, trade less
    allowance for doubtful
    accounts ($394, $400 and $636,
    respectively)                                  30,915                 14,473                 31,840
  Inventories                                       9,148                  7,202                  8,700
  Prepaid expenses                                  1,636                  3,250                  1,714
  Other receivables                                  --                    1,454                  1,454
  Deferred taxes                                    2,040                  2,270                  2,076
  Assets held for disposal                          5,830                 87,632                 97,530
                                                ---------              ---------              ---------
Total current assets                               75,868                116,390                143,512

Property, plant and equipment, less
  accumulated Depreciation
  ($8,616, $7,577 and $7,077,
  respectively)                                     4,129                  4,349                  3,996
Intangibles and deferred charges,
  less accumulated amortization
  ($12,940, $10,858 and $10,159,
  respectively)                                    70,842                 72,615                 73,306
Other assets                                          614                    463                    438
                                                ---------              ---------              ---------
                                                $ 151,453              $ 193,817              $ 221,252
                                                =========              =========              =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                              $  11,289              $   4,072              $  12,114
  Accrued liabililties                              8,907                  7,131                  6,316
  Customer deposits                                 3,275                  5,490                  3,299
  Liabilities of discontinued
    businesses                                       --                   10,063                 11,983
                                                ---------              ---------              ---------

Total current liabilities                          23,471                 26,756                 33,712

Long-term debt                                    112,500                138,919                150,339
Deferred taxes                                       --                    2,270                  2,076
Other liabilities                                    --                     --                     --
Contingent liabilities                               --                     --                     --

Stockholders' equity:
  Preferred stock                                    --                     --                     --
  Common stock                                         95                     95                     95
  Additional paid-in capital                       37,306                 37,306                 37,306
  Accumulated deficit                             (21,919)               (11,529)                (2,276)
                                                ---------              ---------              ---------

                                                   15,482                 25,872                 35,125
                                                ---------              ---------              ---------

                                                $ 151,453              $ 193,817              $ 221,252
                                                =========              =========              =========

           See notes to condensed consolidated financial statements.

                      VARSITY BRANDS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)



                                                                 THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                     SEPTEMBER  30,                SEPTEMBER 30,
                                                                ----------------------       -----------------------
                                                                  2001          2000           2001            2000
                                                                -------        -------       --------        -------
Net revenues:
  Uniforms and accessories                                     $ 32,049       $ 31,368       $ 76,030       $ 67,837
  Camps and events                                               28,077         26,282         54,766         51,477
                                                                -------        -------       --------        -------
                                                                 60,126         57,650        130,796        119,314
Cost of revenues:
  Uniforms and accessories                                       16,390         15,885         40,383         35,812
  Camps and events                                               19,248         17,965         36,698         35,122
                                                                -------        -------       --------        -------
Cost of revenues                                                 35,638         33,850         77,081         70,934
                                                                -------        -------       --------        -------
Gross profit                                                     24,488         23,800         53,715         48,380
Selling, general and
 administrative expenses                                         12,697         12,359         36,551         33,586
                                                                -------        -------       --------        -------
Income from operations                                           11,791         11,441         17,164         14,794
Other expense
  Interest expense, net                                           2,990          3,804          7,536          9,276
                                                                -------        -------       --------        -------
Total other expense                                               2,990          3,804          7,536          9,276
                                                                -------        -------       --------        -------
Income from continuing operations
  before income taxes, discontinued
  operations and extraordinary items                              8,801          7,637          9,628          5,518
Income taxes                                                      1,600           --            1,600           --
                                                                -------        -------       --------        -------
Income from continuing operations                                 7,201          7,637          8,028          5,518
Discontinued operations:
Income (loss) from operations of discontinued businesses           (113)         2,455         (1,490)         4,296
  Loss on disposal of businesses                                   --             --          (18,558)          --
                                                                -------        -------       --------        -------
Total income (expense) from discontinued operations
  before extraordinary items                                      7,088         10,092        (12,020)         9,814
Extraordinary items - Gain on
Retirement of Bonds                                               1,630           --            1,630           --
                                                                -------        -------       --------        -------
Net income (loss)                                               $ 8,718        $10,092       $(10,390)       $ 9,814
                                                                =======        =======       ========        =======
Income from continuing operations per share
  Basic                                                         $  0.76        $  0.81       $   0.85        $  0.59
  Diluted                                                       $  0.66        $  0.70       $   0.76        $  0.54

Net earnings (loss) per share:
  Basic                                                         $  0.92        $  1.07       $  (1.10)       $  1.05
  Diluted                                                       $  0.79        $  0.92       $  (1.10)       $  0.93

Weighted average number common and
common equivalent shares outstanding:
  Basic                                                           9,452          9,449          9,452          9,369
  Diluted                                                        11,149         11,111         11,048         10,852


           See notes to condensed consolidated financial statements.

                      VARSITY BRANDS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
                                     EQUITY
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                                                                  Retained
                                                                 Common Stock       Additional     Earnings       Total
                                                            ---------------------    paid-in    (Accumulated  Stockholders'
                                                             Shares       Amount     Capital       deficit)       Equity
                                                            ---------   ---------   ----------    ----------     -------
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
Balance, January 1, 2000                                     9,263            93       36,862      (12,090)       24,865
Stock issued to employees                                       54           --           169           --           169
Issuance of common stock upon
exercise of stock options                                      135             2          275           --           277
Net income for the period                                     --             --            --        9,814         9,814
                                                             -----         -----       ------      --------       -------
                                                             9,452            95       37,306       (2,276)       35,125
                                                             =====         =====       ======      ========       =======
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
Balance, January 1, 2001                                     9,452            95       37,306      (11,529)       25,872
Net loss for the period                                       --              --           --      (10,390)      (10,390)
                                                             -----         -----       ------      --------       -------
                                                             9,452            95       37,306      (21,919)       15,482
                                                             =====         =====       ======      ========       =======


            See notes to condensed consolidated financial statements

                     VARSITY BRANDS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (UNAUDITED)
                                 (IN THOUSANDS)



                                                         Three Months Ended      Nine Months Ended
                                                            September 30,          September 30,
                                                       ----------------------  ---------------------
                                                          2001         2000      2001         2000
                                                       -----------  ---------  ----------   --------
Cash flows from operating activities:
 Net income (loss)                                     $  8,718    $ 10,092    $(10,390)   $  9,814
 Adjustments to reconcile net
  income (loss) to net
  cash used in operating activities:
  Depreciation and amortization:
    Amortization of debt issue costs                        173         216         605         648
    Other depreciation and amortization                   1,041         941       2,976       2,731
  Loss on sale of businesses                               --          --        18,558        --
  Gain on redemption of bonds                            (2,680)       --        (2,680)       --
  Provision for losses on accounts receivable               150         225         275         294
  Deferred taxes                                           --          --        (2,040)       --
 (Increase) decrease in net assets held for disposal        704       8,513      (8,690)    (13,335)
 Changes in assets and liabilities:
  (Increase) decrease in:
    Accounts receivable, trade                            5,853         (79)    (16,717)    (20,146)
    Inventories                                           4,236       3,714      (1,946)        628
    Prepaid expenses                                      2,586       1,746       1,614       2,533
    Other receivables                                      --            39       1,454         (28)
    Other assets                                            (54)         68        (151)      1,409
  Increase (decrease) in:
    Accounts payable                                     (5,431)     (2,703)      7,217       7,431
    Accrued liabilities                                     313      (2,227)      1,776      (1,349)
    Customer deposits                                   (10,751)    (11,396)     (2,215)     (2,791)
                                                       --------    --------    --------    --------
Net cash provided by (used in) operating activities       4,858       9,149     (10,354)    (12,161)

Cash flows from investing activities:
  Capital expenditures                                     (344)       (697)     (1,275)     (1,459)
  Other assets                                             (360)        (43)       (360)       (327)
  Net proceeds received from sale of Riddell Sports
    Division                                               --          --        61,871        --
                                                       --------    --------    --------    --------
Net cash provided by (used in) investing activities        (704)       (740)     60,236      (1,786)
Cash flows from financing activities:
  Net repayments under line-of-credit agreement            --        (8,870)    (16,419)     14,242
  Redemption of senior bonds                             (7,050)       --        (7,050)       --
  Debt Issue Costs                                         (223)       --          (223)       --
  Proceeds from issuance of common stock                   --            21        --           277
                                                       --------    --------    --------    --------
Net cash provided by (used in) financing activities      (7,273)     (8,849)    (23,692)     14,519
                                                       --------    --------    --------    --------
Net increase (decrease) in cash                          (3,119)       (440)     26,190         572
Cash, beginning                                          29,418         638         109        (374)
                                                       --------    --------    --------    --------
Cash, ending                                           $ 26,299    $    198    $ 26,299    $    198
                                                       ========    ========    ========    ========

           See notes to condensed consolidated financial statements.

                      VARSITY BRANDS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

       The condensed consolidated financial statements represent Varsity Brands, Inc., formerly known as Riddell Sports Inc., ("Varsity" or the "Company") and its wholly-owned subsidiaries. The Company changed its name in September 2001 in conjunction with the sale of the Riddell Group Division in June 2001. See Item 5 below. All significant intercompany accounts and transactions have been eliminated. These statements are unaudited, and in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of Varsity's condensed consolidated financial position and the condensed consolidated results of its operations and cash flows at September 30, 2001 and 2000 and for the periods then ended. Certain information and footnote disclosures made in Varsity's last Annual Report on Form 10-K have been condensed or omitted for these interim statements. Accordingly, these condensed consolidated financial statements should be read in conjunction with Varsity's Annual Report on Form 10-K for the year ended December 31, 2000. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected during the remainder of 2001.

2.       DISPOSITION OF ASSETS

       On June 22, 2001, the Company completed the sale of its Riddell Group Division to an acquisition affiliate of Lincolnshire Management, Inc., a New York based, private-equity fund. The purchase price, which was determined by an arms-length negotiation, was for approximately $61 million in cash, plus an adjustment to cover seasonal funded indebtedness incurred by the Riddell Group Division during 2001. The current amount of the adjustment is estimated at $6.4 million for a total purchase price of approximately $67.4 million.

       The sale was made pursuant to a stock purchase agreement dated April 27, 2001 between the Company and Lincolnshire. The Riddell Group Division included:
(i) all of the Company's team sports business, excluding Umbro branded team soccer products, (ii) the Company's licensing segment, which allows third-parties to market certain products using the Riddell and MacGregor trademarks, and (iii) the Company's retail segment, including the New York Executive Office, which managed the retail and licensing segments, and marketed a line of sports collectibles and athletic equipment, principally to retailers in the United States, and to a limited extent internationally. In conjunction with the sale of the Riddell Group Division, the Company recognized a decline in value in its net minority investment in a company who makes game uniforms on behalf of the Riddell Group Division. The Company had previously accounted for its investment in the game uniform company using the equity method of accounting. As a result of the sale of the Riddell Group Division and the write-down in the value of its minority investment in the game uniform company, the Company recorded a loss on the sale of the Riddell Group Division of $20.6 million ($18.6 million after tax) in the second quarter of 2001.

       The net operating results of the Riddell Group Division are presented as income from operations of discontinued businesses in the Condensed Consolidated Statements of Operations. Revenues generated by the Riddell Group Division for the nine-month and three-month periods ended September 30, 2001 and 2000 were $42.4 million, $0, $75.1 million and $27.2 million, respectively.

       In September 2001, the Company settled the litigation that it had brought earlier this year against Umbro Worldwide, Ltd. ("Umbro Worldwide") involving the licensing agreement between the Company and Umbro Worldwide. The license agreement allowed Varsity to sell Umbro branded soccer apparel, equipment and footwear to soccer specialty stores and others in the team channel of distribution, principally in the United States.

       In connection with the settlement and in exchange for a lump sum payment of $5.5 million ($2.75 million was received on October 1, 2001 and the remaining payment of $2.75 million is due on January 2, 2002) and Umbro Worldwide's agreement to make certain payments to the Company in the future, including the purchase, at net realizable value, of certain inventory from the Company, for which the Company will receive payments in six consecutive installments commencing in February 2002, the Company has voluntarily agreed to terminate its license effective November 30, 2001. The Company will reflect the transaction as of the effective date upon determination of reserves necessary in conjunction with the purchase of inventory by Umbro Worldwide.

       The net operating results of the Umbro Division are presented in income from discontinued operations of discontinued businesses in the Condensed Consolidated Statements of Operations. Revenues generated by the Umbro division for the nine-month and three-month periods ended September 30, 2001 and 2000 were $8.6 million, $3.9 million, $8.1 million and $3.4 million, respectively.

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


                                                    Three months ended            Nine months ended
                                                       September 30,                September 30,
                                                       2001      2000       2001         2000
                                                               (In thousands)
Earnings (loss) - numerator
Net income (loss)                                   $  8,718   $ 10,092   ($10,390)   $  9,814
Effect of assumed conversion of
convertible debt, when dilutive -
interest savings                                         105        105       --           314
                                                    --------   --------   --------    --------
Numerator for diluted per share
computation                                         $  8,823   $ 10,197   ($10,390)   $ 10,128
                                                    ========   ========   ========    ========
Shares - denominator                                   9,452      9,449      9,452       9,369
Weighted average number of
outstanding common shares
Weighted average common equivalent
shares:
Options,  assumed exercise of dilutive
options, net of treasury shares which
could have been purchased from the proceeds
of the assumed exercise based on
average
market prices                                             --        267         --          88
Convertible debt, assumed
conversion when dilutive                               1,697      1,395         --       1,395
                                                    --------   --------   --------    --------
Denominator for diluted per share
computation                                           11,149     11,111      9,452      10,852
                                                    ========   ========   ========    ========



                                                   Three months ended      Nine months ended
                                                      September 30,         September 30,
                                                    2001        2000       2001      2000
                                                               (In thousands)
Income from continuing operations -
numerator
Income from continuing operations                   $ 7,201   $ 7,637   $ 8,028   $ 5,518
Effect of assumed conversion of
convertible debt, when dilutive -
interest savings                                        105       105       314       314
                                                    -------   -------   -------   -------
Numerator for diluted per share
computation                                         $ 7,306   $ 7,742   $ 8,342   $ 5,832
                                                    =======   =======   =======   =======
Shares - denominator                                  9,452     9,449     9,452     9,369
Weighted average number of
outstanding common shares
Weighted average common equivalent
shares:
Options,  assumed exercise of dilutive
options, net of treasury shares which
could have been purchased from the
proceeds of the assumed exercise based on
average
market prices                                            --       267        --        88
Convertible debt, assumed
conversion when dilutive                              1,697     1,395     1,596     1,395
                                                    -------   -------   -------   -------
Denominator for diluted per share
computation                                          11,149    11,111    11,048    10,852
                                                    =======   =======   =======   =======


       For the nine-month period ended September 30, 2001 potentially dilutive securities, which include convertible debt and common stock options, were not dilutive due to the net losses incurred and were excluded from the computation of diluted earnings per share.

4.       RECEIVABLES

       Accounts receivable include unbilled shipments of approximately $1,636,000, $350,000 and $3,240,000 at September 30, 2001, December 31, 2000 and
September 30, 2000, respectively. It is Varsity's policy to record revenues when the related goods have been shipped. Unbilled shipments represent receivables for shipments that have not yet been invoiced. These amounts relate principally to partial shipments to customers who are not invoiced until their order is shipped in its entirety or customers with orders containing other terms that require a deferral in the issuance of the invoice. Management believes that substantially all of these unbilled receivables will be invoiced within the current sales season.

5.       INVENTORIES


Inventories consist of the following:
(In thousands)                                 September 30,      December 31,   September 30,
                                                   2001              2000            2000
                                               -----------------------------------------------
Finished goods                                 $6,893               $5,355         $6,087
Raw materials                                   2,255                1,847          2,613
                                               -----------------------------------------------
                                               $9,148               $7,202        $8,700
                                               ===============================================



6.       SUPPLEMENTAL CASH FLOW INFORMATION

       Cash paid for interest was $6,780,000 and $7,036,000 for the three-month periods ended September 30, 2001 and 2000, respectively, and $14,349,000 and $14,730,000 for the nine-month periods ended September 30, 2001 and 2000, respectively. During the nine months ended September 30, 2001, Varsity received an income tax refund of approximately $1,500,000 related to a carry back of net operating losses of its Varsity Spirit Corporation subsidiary for periods preceding the 1997 acquisition of Varsity Spirit Corporation. This tax refund had been recorded as a receivable at the time of the acquisition. Other income tax payments, or refunds, were not significant for the other three periods ended September 30, 2001 and 2000.

       During the nine-month period ended September 30, 2000, Varsity issued shares of its common stock, valued at $169,000 based on quoted market values at the time of grant, to certain employees in satisfaction of an accrual for compensation included in accrued liabilities at December 31, 1999.

7.       INCOME TAXES

       Operating results for the three and nine-month periods ended September 30, 2001, reflect an income tax expense based on the anticipated effective annual rate for 2001. The anticipated effective annual tax rate is estimated based on remaining net operating loss carryforwards and anticipated income and non-dedectible expenses for the year. The actual tax rate for the year could vary substantially from the anticipated rate due to the use of these estimates.

       Operating results from continuing operations for the three and nine-month periods ended September 30, 2000 included no income tax expense or benefit because net operating loss carryforwards were available to offset income taxes for the year ended December 31, 2000.

       The Company recorded a $1 million income tax expense in conjunction with the extraordinary gain realized on the retirement of Senior Notes during the third quarter of 2001. This expense is shown as a reduction of the extraordinary gain on retirement of bonds in the Condensed Consolidated Statements of Operations.

           A tax benefit of $2,040,000 was recognized in the second quarter of 2001 in conjunction with the loss realized on the sale of the Riddell Sports Group. This benefit is included in Discontinued operations - Loss on disposal of businesses in the Condensed Consolidated Statement of Operations.




8.    SEGMENT INFORMATION

       Net revenues and income or loss from operations for the Company's two reportable segments are as follows:




                                                         THREE   MONTHS  ENDED            NINE  MONTHS ENDED
                                                              SEPTEMBER 30,                 SEPTEMBER  30,
                                                      ---------------------------------------------------------
                                                      2001            2000             2001            2000
                                                      ---------------------------------------------------------
                                                                            (In thousands)
Net revenues:
    Uniforms and accesories......................      $32,049        $31,368           $76,030        $67,837
    Camps and  events............................       28,077         26,282            54,766         51,477
                                                        ------         ------            ------      ---------
    Consolidated total...........................      $60,126        $57,650          $130,796       $119,314
                                                       =======================================================
Income (loss) from operations:
    Uniforms and accessories.....................       $7,314         $7,173           $12,798        $10,658
    Camps and events.............................        4,920          4,635             5,872          5,678
    Corporate and unallocated expenses...........         (443)          (367)           (1,506)        (1,542)
                                                          -----          ----            ------         -------
        Consolidated total.......................      $11,791        $11,441           $17,164        $14,794
                                                       =======================================================



9.    SUBSEQUENT EVENT

       Subsequent to September 30, 2001, the Company repurchased an additional $1.8 million of its 10.5% Senior Notes for a total cost, including commissions, of $1.3 million. As a result of these repurchases, the Company will recognize an extraordinary gain, before tax, of approximately $0.5 million.

       On November 14, 2001, the Board of Directors authorized the Company to expend up to $23.1 million of the cash proceeds from the sale of RGD to tender for the repurchase of some of the Company's 10.5% senior notes. The Board authorized the Company to offer a minimum of $700 and a maximum of $800 per $1,000 in principal amount to acquire such notes.


10.  RECLASSIFICATION OF PRIOR PERIODS

       Certain prior period balances have been reclassified to conform to current year presentation.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        Overview and seasonality

       On June 22, 2001, the Company completed the sale of its Riddell Group Division ("RGD") to an acquisition affiliate of Lincolnshire Management, Inc., a New York based private equity fund. In conjunction with this sale, the Company wrote down its net minority investment in an entity that provides game uniforms to RGD. As a result of these two transactions, the Company recorded a loss of $20.6 million ($18.6 million after tax). In September 2001, the Company settled the litigation that had been brought earlier this year against Umbro Worldwide, Ltd. ("Umbro Worldwide") involving its licensing agreement between the Company and Umbro Worldwide. In connection with the settlement and in exchange for an upfront payment and Umbro Worldwide's agreement to make certain additional payments to the Company, until the third quarter of 2002, the Company has voluntarily agreed to terminate its license effective November 30, 2001. The Company will reflect the transaction as of the effective date upon determination of reserves necessary in conjunction with the purchase of inventory by Umbro
Worldwide.. RGD's and Umbro's operating results are shown as income from operations of discontinued businesses in the Condensed Consolidated Statements of Operations.

       RGD included: (i) all of the Company's Team Sports business, excluding Umbro branded team soccer products, (ii) the Company's licensing segment, which allowed third-parties to market certain products using the Riddell and MacGregor trademarks, and (iii) the Company's retail segment, which marketed a line of sports collectibles and athletic equipment to retailers.

       The Umbro operations that are being discontinued as a result of the termination of the license with Umbro Worldwide included sales of Umbro branded soccer apparel, equipment and footwear to soccer specialty stores and others in the team channel of distribution, primarily in the United States.

       As a result of the sale of RGD and the discontinuance of the Umbro license, Varsity's continuing financial results consist of operations within the school spirit industry, including: (i) the design, market and manufacture of cheerleader and dance team uniforms and accessories, (ii) the operation of cheerleading and dance team camps throughout the United States, (iii) the production of nationally televised cheerleading and dance team championships and other special events and (iv) the operation of studio dance competitions and conventions.

       During the third quarter of 2001, the Company used a portion of the proceeds received from the sale of RGD to repurchase $10 million of its 10.5% Senior Notes for a total cost, including commissions, of $7.1 million. As a result of the repurchase, the Company recognized an extraordinary gain of approximately $1.6 million, net of income taxes, commissions and related debt acquisition costs. Subsequent to September 30, 2001, the Company repurchased $1.8 million of its 10.5% Senior Notes for a total cost, including commissions, of $1.3 million, resulting in an extraordinary gain, before tax, of $0.5 million.

       The Company posted net income of $8.7 million, or $0.79 per diluted share, for the third quarter of 2001, compared with earnings of $10.1 million, or $0.92 per diluted share, a year earlier.

       Operating income before interest, taxes, discontinued operations and extraordinary items for the third quarter of 2001 increased $0.4 million, or 3%, to $11.8 million from $11.4 million in the third quarter of 2000. For the nine-month period, operating income before interest, taxes, discontinued operations and extraordinary items increased $2.4 million, or 16%, in 2001 to $17.2 million from $14.8 million in 2000. Varsity benefited from increases in revenues and decreases in selling, general and administrative expenses as a percentage of sales, as described in more detail in the discussion which follows this overview.

       The Company's operations are highly seasonal. In recent years, the Company's operations have been profitable in the second and third quarters, with the third quarter typically the strongest, while losses have typically been incurred in the first and fourth quarters.

       The operating results of RGD and the Umbro Division are reported as income from operations of discontinued businesses in the Condensed Consolidated Statements of Operations. The following management's discussion and analysis of financial condition reflects changes occurring in the Company's income from continuing operations, exclusive of the discontinued operations of RGD and the Umbro division.

       Revenues

       Revenues for the three-month period ended September 30, 2001 increased by $2.4 million, or 4%, to $60.1 million from $57.7 million in the third quarter of 2000. For the nine-month period ended September 30, 2001, revenues increased by $11.5 million, or 10%, to $130.8 million from $119.3 million for the first nine months of 2000.

       Revenues from the sale of uniforms and accessories increased by $0.7 million, or 2%, to $32.0 million in the second quarter of 2001 from $31.3 million for the second quarter of 2000. For the nine-month period, uniform and accessories revenues increased by $8.2 million, or 12%, to $76.0 million in 2001 from $67.8 million in 2000. This increase was attributable to an overall strong increase in most product categories, primarily uniforms and lettering, offset by a slight decrease in campwear and shoe sales. The significant increase in revenues is a direct result of quicker delivery of uniforms and accessories combined with higher merchandise sales generated at our instructional camps. The improvement in delivery times is partially attributable to improvements made to the Company's order entry system combined with better availability of inventory items for delivery. The improvement in camp merchandise sales is partially attributable to the consolidation of merchandising and warehousing activities within our camps and events divisions.

       Revenues from camps and events increased by $1.8 million, or 7%, to $28.1 million in the third quarter of 2001 from $26.3 million in the third quarter of 2000. For the nine-month period, camps and events revenues increased by $3.3 million, or 6%, to $54.8 million in 2001 from $51.5 million in 2000. The increase in revenues for the nine-month period is directly attributable to the following: (i) a 50% revenue growth, or $0.6 million, in our studio dance competitions and conventions, such growth being directly attributable to the acquisition of the assets of the Netherland Corporation, an operator of dance competitions, in June 2000, and (ii) a 7% increase in camp participants during the first nine months of 2001 as compared to the same period in 2000. Such increases were offset somewhat by a decrease in the number of choir and band tours handled by the Company's group tour business during the first nine months of 2001. The three month increase in revenues is directly attributable to the increase in camp participants, offset by the decrease in group tour business and by $0.4 million loss of revenues related to a change in the timing of the Co. Dance National Finals from the third quarter of 2000 to the second quarter of 2001.

  Gross Profit

       Gross profit for the third quarter of 2001 increased by 3% to $24.5 million from $23.8 million in the third quarter of 2000 and for the nine-month period increased by 11% to $53.7 million in 2001 from $48.4 million in 2000. Gross margin rates decreased by 0.6 percentage points to 40.7% in the third quarter of 2001 from 41.3% in the third quarter of 2000. For the year-to-date period, gross margin rates increased to 41.1% in 2001 from 40.5% in 2000.

       Gross margin rates for the uniforms and accessories segment decreased to 48.9% in the third quarter of 2001 from 49.4% in the third quarter of 2000. For the nine-month period the segment's margin rates decreased to 46.9% in 2001 from 47.3% in 2000. These decreases are a result of lower margins earned on the new performance dance wear line as compared to our other uniform lines combined with slightly higher manufacturing costs associated with the new warehouse and production facility.

       Gross margin rates for the camps and events segment decreased to 31.4% in the third quarter of 2001 from 31.6% in the third quarter of 2000. For the nine-month period the segment's margin rates increased to 33.0% in 2001 from 31.8% in 2000. The increase in the nine month gross margin rate is primarily due to the overall decrease in the Company's 2001 group tour operations, which have historically generated lower gross margins than the other parts of the Company's business; therefore, the decrease in group tour operations resulted in an overall increase in the segment's gross margin rate. The increase is also partially due to increased participation in the Company's studio dance competitions and conventions which have historically generated higher gross margins than the cheerleading and dance camps.

  Selling, general and administrative

       Selling, general and administrative expenses decreased as a percentage of revenues to 21.1% in the third quarter of 2001 from 21.4% in the third quarter of 2000. For the nine-month period, selling, general and administrative expense as a percentage of revenues decreased slightly to 27.9% in 2001 from 28.1% in 2000. The improvement is principally due to economies of scale realized by spreading fixed and certain variable administrative expenses over a greater revenue base.

       Selling, general and administrative expenses as a percentage of revenues with respect to the uniforms and accessories segment decreased to 26.0% in the third quarter of 2001 from 26.5% in the third quarter of 2000. For the nine-month period the segment's selling, general and administrative expense ratio decreased to 30.0% in 2001 from 31.5% in 2000. These gains were due to improved economies of scale as discussed in the preceding paragraph.

       Selling, general and administrative expense ratios for the camps and events segment increased to 14.4% in the third quarter of 2001 from 14.0% in the second quarter of 2000. For the nine-month period the segment's expense ratio increased to 22.3% in 2001 from 20.7% in 2000. Both the three-month and the nine-month increases are due to additional overhead incurred as a result of the acquisition of the assets of the Netherland Corporation in June 2000. Netherland's management team is responsible for managing the Company's studio dance competitions and conventions, as well as the Company's line of performance and recital dance wear, introduced during fiscal 2000.

  Interest Expense

       Interest expense for the nine-month period ended September 30, 2001 has been reduced by $3.1 million as a result of an allocation of interest expense to the discontinued operations of RGD. Interest allocated to discontinued operations for the nine-month period ended September 30, 2000 is $3.2 million.

       Interest expense, after the allocation of interest to discontinued operations, decreased by $0.8 million to $3.0 million in the third quarter of 2001 from $3.8 million in the third quarter of 2000. For the nine-month period ended September 30, 2001, interest expense decreased by $1.8 million to $7.5 million from $9.3 million in the first nine months of 2000. Interest expense for both periods decreased due to lower interest on the revolving line of credit resulting from lower outstanding indebtedness and decreases in the prime and LIBOR interest rates during 2001. The net interest expense for the year also decreased due to the receipt of interest income of approximately $250,000 as part of a federal tax refund and interest earned on the net cash proceeds received from the sale of RGD. The tax refund related to a carry back of net operating losses of the Company's Varsity Spirit Corporation subsidiaries for periods preceding the 1997 acquisition of Varsity Spirit Corporation. The tax refund was for approximately $1.5 million and was recorded as a receivable at the time of acquisition.

       As a result of the sale of RGD, the Company used a portion of the proceeds received, approximately $32.7 million, to paydown all of the indebtedness then outstanding on its line of credit agreement. See "Liquidity and Capital Resources" below.

       During the third quarter, the Company used a portion of the net proceeds received from the sale of RGD to repurchase $10 million of its 10.5% Senior Notes for a total cost, including commissions, of $7.1 million. As a result of the repurchase, the Company recognized an extraordinary gain of approximately $1.6 million, net of income taxes, commissions and related debt acquisition costs. Subsequent ot September 30, 2001, the Company repurchased $1.8 million of its 10.5% Senior Notes for a total cost, including commissions, of $1.3 million, resulting in an extraordinary gain, before tax, of $0.5 million.

  Income Taxes

       Operating results for the three and nine-month periods ended September 30, 2001, reflect an income tax expense based upon the anticipated effective annual rate for 2001. The anticipated effective annual rate is estimated based upon the remaining net operating loss carryforwards and anticipated income and non-deductible expenses for the year. The actual tax rate for the year could vary substantially from the anticipated rate due to the use of these estimates.

       Operating results from continuing operations for the three and nine-month periods ended September 30, 2000 included no income tax expense or credit because management anticipates net operating loss carryforwards will be available to offset income taxes for the year ended December 31, 2000.

       The Company recorded a $1 million income tax expense in conjunction with the extraordinary gain realized on the retirement of Senior Notes during the third quarter of 2001. This expense is shown as a reduction of the extraordinary gain on retirement of bonds in the Condensed Consolidated Statements of Operations.

       The Company has recorded an income tax benefit of $2.1 million in conjunction with the loss on sale of RGD. This benefit is shown as a reduction of the loss on disposal of businesses in the Condensed Consolidated Statements of Operations.


  Liquidity and Capital Resources

       The seasonality of the Company's working capital needs is impacted by three key factors. First, a significant portion of the products the Company sells in the uniforms and accessories segment are sold in the late spring and summer, with the related receivables collected in the fall and early winter after the new school year begins. Second, the Company incurs costs related to the Company's summer camp business from the fourth quarter and into the second quarter as the Company prepares for the upcoming camp season, while camp revenues are mostly collected in the mid-May to August period. Lastly, the Company's debt structure impacts working capital requirements, as the semi-annual interest payments on the Company's 10.5% Senior Notes come due each January and July.

       To finance these seasonal working capital demands, the Company maintains a credit facility in the form of a revolving line of credit. Histrorically, the outstanding balance on the credit facility usually follows the seasonal cycles described above, increasing during the early part of the operating cycle in the first and second quarters of each year and then decreasing from the middle of the third quarter and into the fourth quarter as collections are used to reduce the outstanding balance. Such seasonality should continue in the future.

       A portion of the proceeds received from the sale of the RGD were used to repay all of the then outstanding indebtedness, approximately $32.7 million, on the revolving line of credit. Outstanding balances under the revolving credit line were $16.4 million at December 31, 2000 and $27.8 million at September 30, 2000.

       In conjunction with the sale of RGD and the subsequent repayment of the then outstanding indebtedness under its revolving line of credit facility, the Company amended and reduced its revolving line of credit agreement from $48 million to $15 million.

       According to the terms of the 10.5% Senior Notes Agreement, the use of the proceeds received from the sale of the RGD, net of applicable expenses, is limited to the reduction of existing senior indebtedness, reinvestment in the business and/or the acquisitions of outside business interests; provided, in the event that the Company has not executed a reinvestment in the business and/or acquisition(s) of outside business interests within two hundred and seventy
(270) days after the receipt of proceeds from the sale of RGD, the Company is required, under the terms of the 10.5% Senior Notes Agreement, to offer to repurchase the Senior Notes at par. Net cash proceeds remaining from the sale of RGD, are approximately $23.1 million as of November 14, 2001.

       The Company's current debt service obligations are significant and, accordingly, the Company's ability to meet its debt service and other obligations will depend on the Company's future performance and is subject to financial, economic and other factors, some of which are beyond the Company's control. Furthermore, due to the seasonality of the Company's working capital demands described above, year-over-year growth in the Company's business and working capital requirements could lead to higher debt levels in future periods. Management believes operating cash flow together with funds available from the Company's credit facility will be sufficient to fund the Company's current debt service, seasonal capital expenditures and other working capital requirements. However, many factors, including growth and expansion of the Company's business, could necessitate the need for increased lines of credit or other changes in the Company's credit facilities in the future.

  Accounting Pronouncements

       In June 2001, Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations" was issued and is applicable to all business combinations initiated after June 30, 2001 and to all business combinations acounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. SFAS 141 requires all business combinations to be accounted for by the purchase method of accounting. It also requires separate recognition of intangible assets that can be identified and named and also requires disclosure of the primary reasons for the business combination and the allocation of the purchase price by balance sheet caption. The Company does not presently expect the adoption of SFAS 141 to have a material effect on the Company's financial statements taken as a whole.

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

             None

  Item 3.    Defaults upon Senior Securities

             None

  Item 4.    Submission of Matters to a Vote of Security Holders

       On September 19, 2001, the Company held its Annual Meeting of Stockholders' of the Company. At the meeting, stockholders of the Company re-elected all management's nominees to the Board of Directors; approved changing the name of the Company from Riddell Sports Inc. to Varsity Brands, Inc.; and ratified the appointment of Grant Thorton LLP as the Company's independent auditors for the year ended December 31, 2001.

  Item 5.    Other Information

       In conjunction with the sale of the Riddell Sports Division, the Company changed its name to Varsity Brands, Inc. from Riddell Sports Inc. The name change was approved by the stockholders at the Annual Meeting of Stockholders' on September 19, 2001.

  Item 6.    Exhibits and Reports on Form 8-K

            (a)   Exhibit index:

       Note  Purchase  Agreement  between   Riddell  Sports Inc.  and Silver Oak
Capital, L.L.C. dated August 16, 2001

       4.10% Senior Note due November 1, 2007

       Registration Rights Agreement between Riddell Sports Inc. and Silver Oak Capital, L.L.C., dated August 16, 2001

       Subordinated   Guaranty,   dated  August  16,  2001  by  Varsity   Spirit
Corporation and subsidiaries in favor of Silver Oak Capital, L.L.C.

            (b)   Reports on Form 8-K:

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   RIDDELL SPORTS INC.


Date:    November 14, 2001.        By:      /s/ Jeffrey G. Webb
                                            President and
                                            Chief Executive Officer

Date:    November 11               By:      /s/  John M. Nichols
                  .                         Chief Financial Officer and
                  .                         Principal Accounting Officer

                               RIDDELL SPORTS INC.



                                   $7,500,000



            4.10% Convertible Subordinated Note due November 1, 2007





                             NOTE PURCHASE AGREEMENT





                                 August 16, 2001

                                TABLE OF CONTENTS

                                                                            Page

1.        AUTHORIZATION OF NOTE................................................1
2.        DISCHARGE OF EXISTING NOTE AND PURCHASE OF NEW NOTE..................1
3.        CLOSING..............................................................1
4.        CONDITIONS TO CLOSING................................................2
   4.1.   Representations and Warranties.......................................2
   4.2.   Performance; No Default..............................................2
   4.3.   Compliance Certificates..............................................2
   4.4.   Opinion of Counsel...................................................2
   4.5.   Changes in Corporate Structure.......................................3
   4.6.   Proceedings and Documents............................................3
   4.7.   Purchase Permitted By Applicable Law, etc............................3
   4.8.   Registration Rights Agreement........................................3
   4.9.   Subordinated Guaranty................................................3
5.        REPRESENTATIONS AND WARRANTIES OF THE COMPANY........................3
   5.1.   Organization; Power and Authority....................................3
   5.2.   Authorization, etc...................................................4
   5.3.   Disclosure...........................................................4
   5.4.   Organization and Ownership of Shares of Subsidiaries; Affiliates.....5
   5.5.   Compliance with Laws, Other Instruments, etc.........................6
   5.6.   Governmental Authorizations, etc.....................................6
   5.7.   Litigation; Observance of Agreements, Statutes and Orders............6
   5.8.   Taxes................................................................7
   5.9.   Title to Property; Leases............................................7
   5.10.  Licenses, Permits, etc...............................................8
   5.11.  Compliance with ERISA................................................8
   5.12.  Private Offering by the Company......................................8
   5.13.  Foreign Assets Control Regulations, etc..............................8
   5.14.  Status under Certain Statutes........................................8
   5.15.  Capitalization.......................................................8
   5.16.  Brokers and other Commissions........................................9
   5.17.  Absence of Dividends.................................................9
6.        REPRESENTATIONS OF THE INVESTOR......................................9
   6.1.   Acquisition for Investment...........................................9
7.        INFORMATION AS TO THE COMPANY........................................9
   7.1.   Financial and Business Information...................................9
   7.2.   Officer's Certificate...............................................11
   7.3.   Inspection..........................................................12
8.        PREPAYMENT OF THE NOTES.............................................12
   8.1.   Sinking Funds.......................................................12
   8.2.   Optional Prepayments................................................13
   8.3.   Allocation of Partial Prepayments...................................13
   8.4.   Maturity; Surrender, etc............................................13
   8.5.   Repurchase of Note at Option of the Holder Upon Change of Control...13

   8.6.   Notices; Method of Exercising Repurchase Right, etc.................14
9.        AFFIRMATIVE COVENANTS...............................................15
   9.1.   Compliance with Law.................................................15
   9.2.   Insurance...........................................................15
   9.3.   Maintenance of Properties...........................................16
   9.4.   Payment of Taxes and Claims.........................................16
   9.5.   Corporate Existence, etc............................................16
   9.6.   Guaranty by New Subsidiaries........................................16
10.       NEGATIVE COVENANTS..................................................17
   10.1.  Transactions with Affiliates........................................17
   10.2.  Merger; Purchase of Assets; Acquisitions; etc.......................18
   10.3.  Anti-Layering.......................................................19
   10.4.  Limitations on Grants of Options....................................19
11.       EVENTS OF DEFAULT...................................................20
12.       REMEDIES ON DEFAULT, ETC............................................22
   12.1.  Acceleration........................................................22
   12.2.  Other Remedies......................................................22
   12.3.  No Waivers or Election of Remedies, Expenses, etc...................23
13.       SUBORDINATION.......................................................23
   13.1.  Note Subordinated to Senior Indebtedness............................23
   13.2.  No Payment on the Note in Certain Circumstances.....................23
   13.3.  Note Subordinated to Prior Payment of All Senior Indebtedness
          on Acceleration of Principal of the Note or on Dissolution,
          Liquidation or Reorganization.......................................25
   13.4.  Noteholders to Be Subrogated to Rights of Holders of
          Senior Indebtedness.......................26
   13.5.  Obligations of the Company Unconditional............................26
   13.6.  Subordination Rights Not Impaired by Acts or Omissions
          of the Company or Holders of Senior Indebtedness.  27
   13.7.  Section 13 Not to Prevent Events of Default.........................27
14.       CONVERSION OF NOTES.................................................27
   14.1.  Right of Conversion; Conversion Price...............................27
   14.2.  Issuance of Shares on Conversion....................................28
   14.3.  No Adjustment for Interest or Dividends.............................28
   14.4.  Adjustment of Conversion Price......................................29
   14.5.  Notice of Adjustment of Conversion Price............................32
   14.6.  Notice of Certain Corporation Action................................32
   14.7.  Taxes on Conversions................................................33
   14.8.  Fractional Shares...................................................33
   14.9.  Provisions in Case of Consolidation, Merger or Sale of Assets.......33
   14.10. Covenant to Reserve Shares..........................................34
15.       SURVIVAL OF REPRESENTATIONS AND WARRANTIES; ENTIRE AGREEMENT........34
16.       AMENDMENT AND WAIVER................................................35
   16.1.  Requirements........................................................35
   16.2.  Binding Effect, etc.................................................35
17.       NOTICES.............................................................35

18.       REPRODUCTION OF DOCUMENTS...........................................35
19.       CONFIDENTIAL INFORMATION............................................36
20.       MISCELLANEOUS.......................................................37
   20.1.  Successors and Assigns..............................................37
   20.2.  Payments Due on Non-Business Days...................................37
   20.3.  Severability........................................................37
   20.4.  Construction........................................................37
   20.5.  Counterparts........................................................37
   20.6.  Governing Law.......................................................37
   20.7.  Assignments and Restrictions on Transfers...........................38
   20.8.  Lost Note...........................................................41
   20.9.  Registration, Transfer and Exchange of the Note.....................42
   20.10. Equitable Relief....................................................42
   20.11. Expenses............................................................42

SCHEDULE A      --     Defined Terms

SCHEDULE 5.3    --     Disclosure

SCHEDULE 5.4    --     Organization and Ownership of Shares of Subsidiaries

SCHEDULE 5.5    --     Compliance with Laws, Other Instruments, etc.

SCHEDULE 5.7    --     Litigation; Observance of Agreements, Statutes and Orders

EXHIBIT 1       --     Form of 4.10% Senior Note due November 1, 2007

EXHIBIT 4.4     --     Form of Opinion of Swidler Berlin Shereff Friedman, LLP

EXHIBIT 4.8     --     Form of Registration Rights Agreement

EXHIBIT 4.9     --     Form of Guaranty

                               RIDDELL SPORTS INC.



            4.10% Convertible Subordinated Note due November 1, 2007



                                                                 August 16, 2001

Silver Oak Capital, L.L.C.
c/o Angelo, Gordon & Co.
245 Park Avenue, 26th Floor
New York, New York  10167

Ladies and Gentlemen:

              Riddell Sports Inc., a Delaware corporation (the "Company"), agrees with you as follows:

1.     AUTHORIZATION OF NOTE.

              The Company will authorize the issuance of its 4.10% Convertible Subordinated Note due November 1, 2007 in the aggregate principal amount of $7,500,000. The Note shall be in the form set out in Exhibit 1. Certain capitalized terms used in this Agreement are defined in Schedule A; references to a "Schedule" or an "Exhibit" are, unless otherwise specified, to a Schedule or an Exhibit attached to this Agreement.

2.     DISCHARGE OF EXISTING NOTE AND PURCHASE OF NEW NOTE.

              The Company has previously issued and sold to you, and you have previously purchased from the Company, a 4.10% Convertible Subordinated Note due November 1, 2004 in the aggregate principle amount of $7.5 million (the "Existing Note"). In accordance with that certain Note Exchange Agreement, dated as of June 21, 2001, by and between you and the Company, the Company shall pay $7,500,000 to you in complete discharge and satisfaction of the Existing Note, and such entire amount shall be immediately applied by you to purchase from the Company the Note, subject to the terms and conditions of this Agreement.

3.     CLOSING.

              The execution and delivery of this Agreement and the delivery of the documents required to be delivered pursuant to Sections 4.3 and 4.4 shall occur at the offices of Swidler Berlin Shereff Friedman, LLP, 405 Lexington Avenue, New York, New York 10174, at 10:00 a.m., New York time, at a closing (the "Closing") on the date hereof (the "Closing Date"). The Company will deliver to you at the Closing the Registration Rights Agreement, the Subordinated Guaranty and the Note, to be dated the

Closing Date and registered in your name (or in the name of your nominee), against delivery by you to the Company of the Existing Note for cancellation. If on the Closing Date the Company shall fail to tender such Note to you as provided above in this Section 3, or any of the conditions specified in Sections
4.8 and 4.9 shall not have been fulfilled to your satisfaction, you shall, at your election, be relieved of all further obligations under this Agreement, without thereby waiving any rights you may have by reason of such failure or such nonfulfillment.

4.     CONDITIONS TO CLOSING.

              Your obligation to acquire the Note to be issued to you on the Closing Date is subject to the fulfillment to your satisfaction, prior to or at the Closing, of the conditions set forth in this Section 4.

4.1.   REPRESENTATIONS AND WARRANTIES.

              The   representations  and  warranties  of  the  Company  in  this
Agreement shall be correct as of the Closing Date.

4.2.   PERFORMANCE; NO DEFAULT.

              The Company shall have performed and complied with all agreements and conditions contained in this Agreement required to be performed or complied with by it prior to or at the Closing; and prior to and after giving effect to the issuance of the Note no Default or Event of Default shall have occurred and be continuing.

4.3.   COMPLIANCE CERTIFICATES.

              (a) OFFICER'S CERTIFICATE. The Company shall have delivered to you an Officer's Certificate, dated the Closing Date, certifying that the conditions specified in Sections 4.1, 4.2 and 4.6 have been fulfilled.

              (b) SECRETARY'S CERTIFICATE. The Company and each of the Guarantors shall have delivered to you a certificate certifying as to the resolutions attached thereto and other corporate proceedings relating to the authorization, execution and delivery of the Note, this Agreement and the Registration Rights Agreement (with respect to the Company) and the Subordinated Guaranty (with respect to the Guarantors).

4.4.   OPINION OF COUNSEL.

              You  shall  have   received  an  opinion  in  form  and  substance
satisfactory to you, dated the Closing Date, from Swidler Berlin Shereff Friedman, LLP, special counsel for the Company in the form of Exhibit 4.4 hereto.

4.5.   CHANGES IN CORPORATE STRUCTURE.

              Neither the Company nor any Guarantor shall have changed its jurisdiction of incorporation or been a party to any merger or consolidation or have succeeded to all or any substantial part of the liabilities of any other entity, at any time following the date of the most recent financial statements filed with the Securities and Exchange Commission pursuant to the Exchange Act.

4.6.   PROCEEDINGS AND DOCUMENTS.

              All corporate and other proceedings in connection with the transactions contemplated by this Agreement and all documents and instruments incident to such transactions shall be satisfactory to you and your special counsel, and you and your special counsel shall have received all such counterpart originals or certified or other copies of such documents as you or they may reasonably request.

4.7.   PURCHASE PERMITTED BY APPLICABLE LAW, ETC.

              On the Closing Date your purchase of the Note shall (i) be permitted by the laws and regulations of each jurisdiction to which you are subject, (ii) not violate any applicable law or regulation (including, without limitation, Regulation G, T or X of the Board of Governors of the Federal Reserve System) and (iii) not subject you to any tax, penalty or liability under or pursuant to any applicable law or regulation, which law or regulation was not in effect on the date hereof.

4.8.   REGISTRATION RIGHTS AGREEMENT.

              On or before the Closing Date you and the Company shall have entered into a Registration Rights Agreement in the form of Exhibit 4.8 hereto, duly executed and delivered by the Company.

4.9.   SUBORDINATED GUARANTY.

              The Guarantors shall have delivered you a Subordinated Guaranty in the form of Exhibit 4.9 hereto.

5.     REPRESENTATIONS AND WARRANTIES OF THE COMPANY.

              The Company represents and warrants to you that:

5.1.   ORGANIZATION; POWER AND AUTHORITY.

              The Company and each of the Guarantors is a corporation duly organized, validly existing and in good standing under the laws of its jurisdiction of incorporation, and is duly qualified as a foreign corporation and is in good standing in each jurisdiction in which such qualification is required by law, other than those jurisdictions as to which the failure to be so qualified or in good standing could not, individually or in the aggregate, reasonably be expected to have a Material Adverse Effect. The Company and each of the Guarantors has the corporate power and authority to own or hold under lease the properties it purports to own or hold under lease, to transact the business it transacts and proposes to transact, to execute and deliver this Agreement, the Note, the Registration Rights Agreement (in the case of the Company) and the Subordinated Guaranty (in the case of the Guarantors), and to perform the provisions hereof and thereof.

5.2.   AUTHORIZATION, ETC.

              (a) This Agreement, the Registration Rights Agreement and the Note have been duly authorized by all necessary corporate action on the part of the Company, and this Agreement constitutes, and upon execution and delivery thereof each of the Registration Rights Agreement and the Note will constitute, a legal, valid and binding obligation of the Company enforceable against the Company in accordance with its terms, except as such enforceability may be limited by (i) applicable bankruptcy, insolvency, reorganization, moratorium or other similar laws affecting the enforcement of creditors' rights generally and (ii) general principles of equity (regardless of whether such enforceability is considered in a proceeding in equity or at law).

              (b) The Subordinated Guaranty has been duly authorized by all necessary corporate action on the part of each Guarantor, and upon execution and delivery thereof will constitute, a legal, valid and binding obligation of each Guarantor enforceable against such Guarantor in accordance with its terms, except as such enforceability may be limited by (i) applicable bankruptcy, insolvency, reorganization, moratorium or other similar laws affecting the enforcement of creditors' rights generally and (ii) general principles of equity (regardless of whether such enforceability is considered in a proceeding in equity or at law).

              (c) The shares of Common Stock issuable on conversion of the Note have been duly authorized and reserved for issuance on conversion of the Note and, when issued on such conversion, will be validly issued, fully paid and non-assessable, and the issuance of such shares is not subject to any preemptive or similar rights.

5.3.   DISCLOSURE.

              No report or other information furnished to you in writing by or on behalf of the Company contains any untrue statement of a material fact or omits to state any material fact necessary to make the statements therein not misleading in light of the circumstances when and under which they were made. Each contract, agreement and understanding (including all agreements and understandings with Affiliates of the Company or any of its Subsidiaries) to which the Company or any of its Subsidiaries is a party or by which any of their respective property is bound which is material to the business of the Company and its subsidiaries taken as a whole has been previously filed with the Securities and Exchange Commission in the Company's Forms 10-K, 10-K/A,

Schedule 14A, 10-Q and 8-K. The Company's current reports on Forms 10-K, 10-Q and 8-K, taken together, do not, as of the date of filing with the Securities and Exchange Commission, contain any untrue statement of material fact or omit to state any material fact necessary in order to make the statements therein, in light of the circumstances under which they were made, not misleading. Since March 31, 2001, there has not been any occurrence that, individually or in the aggregate, would have a Material Adverse Effect, other than occurrences that are set forth in Schedule 5.3 or have been disclosed in the Company's filings with the Securities and Exchange Commission. No representation is made by the Company as to projections delivered to you in writing in connection with the transactions contemplated hereby other than that the projections, at the time they were prepared, were based on information and calculations the Company believed to be reasonable.

5.4.   ORGANIZATION AND OWNERSHIP OF SHARES OF SUBSIDIARIES; AFFILIATES.

              (a) Schedule 5.4 contains (except as noted therein) complete and correct lists (i) of the Company's Subsidiaries, showing, as to each Subsidiary, the correct name thereof, the jurisdiction of its organization, and the percentage of shares of each class of its capital stock or similar equity interests outstanding owned by the Company and each other Subsidiary and (ii) such information as to the Company's Affiliates, other than Subsidiaries.

              (b) All of the outstanding shares of capital stock or similar equity interests of each Subsidiary shown in Schedule 5.4 as being owned by the Company and its Subsidiaries have been validly issued, are fully paid and nonassessable and are owned by the Company or another Subsidiary free and clear of any Lien (except as otherwise disclosed in Schedule 5.4). Neither the Company nor any Subsidiary is party to any agreement or other obligation that would obligate such Person to issue or sell any shares of capital stock of any Subsidiary to any Person other than the Company or any wholly-owned Subsidiary.

              (c) Each Subsidiary identified in Schedule 5.4 is a corporation or other legal entity duly organized, validly existing and in good standing under the laws of its jurisdiction of organization, and is duly qualified as a foreign corporation or other legal entity and is in good standing in each jurisdiction in which such qualification is required by law, other than those jurisdictions as to which the failure to be so qualified or in good standing could not, individually or in the aggregate, reasonably be expected to have a Material Adverse Effect. Each such Subsidiary has the corporate or other power and authority to own or hold under lease the properties it purports to own or hold under lease and to transact the business it transacts and proposes to transact.

              (d) No subsidiary is a party to, or otherwise subject to any legal restriction or any agreement (other than this Agreement, the Company's bank loan documents with Bank of America, N.A., and customary limitations imposed by corporate law statutes) restricting the ability of such Subsidiary to pay dividends out of profits or make any other similar distributions of profits to the Company or any of its Subsidiaries that owns outstanding shares of capital stock or similar equity interests of such Subsidiary

5.5.   COMPLIANCE WITH LAWS, OTHER INSTRUMENTS, ETC.

              (a) Except as set forth on Schedule 5.5, the execution, delivery and performance by the Company of this Agreement, the Registration Rights Agreement and the Note will not (i) contravene, result in any breach of, or constitute a default under, or result in the creation of any Lien in respect of any property of the Company or any of its Subsidiaries under, any indenture, mortgage, deed of trust, loan, purchase or credit agreement, lease, corporate charter or by-laws, or any other agreement or instrument to which the Company or any such Subsidiary is bound or by which the Company or any such Subsidiary or any of their respective properties may be bound or affected, (ii) conflict with or result in a breach of any of the terms, conditions or provisions of any order, judgment, decree, or ruling of any court, arbitrator or Governmental Authority applicable to the Company or any such Subsidiary or (iii) violate any provision of any statute or other rule or regulation of any Governmental Authority applicable to the Company or any such Subsidiary.

              (b) Except as set forth on Schedule 5.5, the execution, delivery and performance by each Guarantor of the Subordinated Guaranty will not (i) contravene, result in any breach of, or constitute a default under, or result in the creation of any Lien in respect of any property of such Guarantor or any of its Subsidiaries under, any indenture, mortgage, deed of trust, loan, purchase or credit agreement, lease, corporate charter or by-laws, or any other agreement or instrument to which such Guarantor or any such Subsidiary is bound or by which such Guarantor or any such Subsidiary or any of their respective properties may be bound or affected, (ii) conflict with or result in a breach of any of the terms, conditions or provisions of any order, judgment, decree, or ruling of any court, arbitrator or Governmental Authority applicable to such Guarantor or any such Subsidiary or (iii) violate any provision of any statute or other rule or regulation of any Governmental Authority applicable to such Guarantor or any such Subsidiary.

5.6.   GOVERNMENTAL AUTHORIZATIONS, ETC.

              No consent, approval or authorization of, or registration, filing or declaration with, any Governmental Authority is required by the Company in connection with the execution, delivery or performance by the Company of this Agreement, the Registration Rights Agreement or the Note.

5.7.   LITIGATION; OBSERVANCE OF AGREEMENTS, STATUTES AND ORDERS.

              (a) Except as set forth on Schedule 5.7 and as disclosed in the Company's reports filed with the Securities and Exchange Commission pursuant to the Exchange Act, there are no actions, suits or proceedings pending or, to the knowledge of the Company, threatened against or affecting the Company or any Subsidiary or any property of the Company or any Subsidiary in any court or before any arbitrator of any kind or before or by any Governmental Authority that, individually or in the aggregate, could reasonably be expected to have a Material Adverse Effect.

              (b) Except as set forth on Schedule 5.7, neither the Company nor any of its Subsidiaries is in default under any term of any agreement or instrument to which it is a party or by which it is bound, or any order, judgment, decree or ruling of any court, arbitrator or
       Governmental Authority or is in violation of any applicable law, ordinance, rule or regulation (including without limitation Environmental
       Laws) of any Governmental Authority, which default or violation, individually or in the aggregate, could reasonably be expected to have a Material Adverse Effect.

5.8.   TAXES.

              The Company and its Subsidiaries have filed all tax returns that are required to have been filed in any jurisdiction, and have paid all taxes shown to be due and payable on such returns and all other taxes and assessments levied upon them or their properties, assets, income or franchises, to the extent such taxes and assessments have become due and payable and before they have become delinquent, except for any taxes and assessments (i) the amount of which is not individually or in the aggregate material or (ii) the amount, applicability or validity of which is currently being contested in good faith by appropriate proceedings and with respect to which the Company or a Subsidiary, as the case may be, has established adequate reserves in accordance with GAAP. The Company knows of no basis for any other tax or assessment that could reasonably be expected to have a Material Adverse Effect. The charges, accruals and reserves on the books of the company and its Subsidiaries in respect of Federal, state or other taxes for all fiscal periods are adequate.

5.9.     TITLE TO PROPERTY; LEASES.

              The Company and its Subsidiaries have good and sufficient title to their respective properties that individually or in the aggregate are Material, including all such properties reflected in the most recent audited balance sheet filed with the Securities and Exchange Commission pursuant to the Exchange Act (except for those properties disposed of pursuant to the Stock Purchase Agreement) or purported to have been acquired by the Company or any such Subsidiary after said date (except as sold or otherwise disposed of in the ordinary course of business), in each case free and clear of Liens other than Liens that do not interfere with the intended use of the Property by the Company and that would not, individually or in the aggregate, have a Material Adverse Effect. All leases that individually or in the aggregate are material are valid and subsisting and are in full force and effect in all material respects and the Company has not received any notice of default or infringement of any such lease.

5.10.  LICENSES, PERMITS, ETC.

              The Company and its Subsidiaries own or possess all licenses, permits, franchises, authorizations, patents, copyrights, service marks, trademarks and trade names, or rights thereto, that individually or in the aggregate are Material, without known conflict with the rights of others.

5.11.  COMPLIANCE WITH ERISA.

              The Company, its ERISA Affiliates and their respective Plans are in compliance in all material respects with those provisions of ERISA and of the Code which are applicable with respect to any Plan. No Prohibited Transaction and no Reportable Event has occurred with respect to any such Plan. None of the Company or any of its ERISA Affiliates is a contributing employer with respect to any Multiemployer Plan. The Company and each of its ERISA Affiliates have met the minimum funding requirements under ERISA and the Code with respect to each of their respective Plans, if any, and have not incurred any liability to the PBGC or any Plan. There is no Material unrecorded unfunded benefit liability, determined in accordance with Section 4001(a)(18) of ERISA, with respect to any Plan of the Company or its ERISA Affiliates.

5.12.  PRIVATE OFFERING BY THE COMPANY.

              Neither the Company nor anyone acting on its behalf has taken, or will take, any action that would subject the issuance of the Note to the registration requirements of Section 5 of the Securities Act.

5.13.  FOREIGN ASSETS CONTROL REGULATIONS, ETC.

              Neither the issuance of the Note by the Company hereunder nor its use of the proceeds thereof will violate the Trading with the Enemy Act, as amended, or any of the foreign assets control regulations of the United States Treasury Department (31 CFR, Subtitle B, Chapter V, as amended) or any enabling legislation or executive order relating thereto.

5.14.  STATUS UNDER CERTAIN STATUTES.

              Neither the Company nor any of its Subsidiaries is subject to regulation under the Investment Company Act of 1940, as amended, the Public Utility Holding Company Act of 1935, as amended, the Interstate Commerce Act, as amended, or the Federal Power Act, as amended.

5.15.  CAPITALIZATION.

              The authorized and outstanding capital stock of the Company consists of 40,000,000 shares of Common Stock, $0.01 par value, of which 9,452,250 shares are outstanding on the date hereof and 5,000,000 shares of preferred  stock,  none of which is  outstanding  on the date hereof.  Except as disclosed in the Company's reports filed with the Securities and Exchange Commission pursuant to the Exchange Act and except for the Company's obligation to make an annual grant of an option to acquire 7,500 shares of the Company's Common Stock to each member of its Board of Directors who is not the Chief Executive Officer and an initial grant of an option to acquire 15,000 shares of the Company's Common Stock to each person (other than current members of the Board of Directors) upon becoming a member of the Board of Directors, there are no outstanding subscriptions, options, warrants, calls, contracts, demands, commitments, convertible securities, agreements or arrangements of any character or nature whatsoever under which the Company is or may become obligated to issue, assign or transfer any shares of the capital stock of the Company.

5.16.  BROKERS AND OTHER COMMISSIONS.

              The Company has no agreement or understanding with any finder, broker or other person requiring the payment of any fee as a result of the issuance of the Note.

5.17.  ABSENCE OF DIVIDENDS.

              Since March 31, 2001, the Company has not made any dividend, redemption, repurchase or other distribution in respect of its Common Stock.

6.     REPRESENTATIONS OF THE INVESTOR.

6.1.   ACQUISITION FOR INVESTMENT.

              You represent that you are acquiring the Note for your own account and not with a view to the distribution thereof, provided that the disposition of your or their property shall at all times be within your or their control. You understand that the Note has not been registered under the Securities Act and may be resold only if registered pursuant to the provisions of the Securities Act or if an exemption from registration is available, except under circumstances where neither such registration nor such an exemption is required by law, and that the Company is not required to register the Note.

7.     INFORMATION AS TO THE COMPANY.

7.1.   FINANCIAL AND BUSINESS INFORMATION.

              The Company shall deliver to you:

              (a) QUARTERLY STATEMENTS -- within 45 days after the end of each quarterly fiscal period in each fiscal year of the Company (other than the last quarterly fiscal period of each such fiscal year), duplicate copies of,

                     (i) a consolidated balance sheet of the Company and its Subsidiaries as at the end of such quarter, and

                     (ii) consolidated statements of income, changes in shareholders, equity and cash flows of the Company and its Subsidiaries, for such quarter and (in the case of the second and third quarters) for the portion of the fiscal year ending with such quarter, setting forth in each case in comparative form the figures for the corresponding periods in the previous fiscal year, all in reasonable detail, prepared in accordance with GAAP applicable to quarterly financial statements generally, and certified by a Senior Financial Officer as fairly presenting, in all material respects, the financial position of the companies being reported on and their results of operations and cash flows, subject to changes resulting from year-end adjustments, PROVIDED that delivery within the time period specified above of copies of the Company's Quarterly Report on Form 10-Q prepared in compliance with the requirements therefor and filed with the
       Securities and Exchange Commission shall be deemed to satisfy the requirements of this Section 7.1 (a);

              (b) ANNUAL STATEMENTS -- within 90 days after the end of each fiscal year of the Company, duplicate copies of,

                     (i) a consolidated balance sheet of the Company and its Subsidiaries, as at the end of such year, and

                     (ii)   consolidated   statements  of  income,   changes  in
              shareholders, equity and cash flows of the Company and its Subsidiaries, for such year,

       setting forth in each case in comparative form the figures for the previous fiscal year, all in reasonable detail, prepared in accordance with GAAP, and accompanied by an opinion thereon of independent certified public accountants of recognized national standing, which opinion shall state that such financial statements present fairly, in all material respects, the financial position of the companies being reported upon and their results of operations and cash flows and have been prepared in conformity with GAAP, and that the examination of such accountants in connection with such financial statements has been made in accordance with generally accepted auditing standards, and that such audit provides a reasonable basis for such opinion in the circumstances, and

       PROVIDED that the delivery within the time period specified above of the Company's Annual Report on Form 10-K for such fiscal year prepared in accordance with the requirements therefor and filed with the Securities and Exchange Commission, shall be deemed to satisfy the requirements of this Section 7.1(b);

              (c) SEC AND OTHER REPORTS -- promptly upon their becoming available, one copy of (i) each financial statement, report, notice or proxy statement sent by the Company or any Subsidiary sent or made available to public securities holders generally, and (ii) each regular or periodic report, each registration statement (without exhibits except as expressly requested by such holder), and each prospectus and all amendments thereto filed by the Company or any of its

       Subsidiaries with the Securities and Exchange Commission and of all press releases and other statements made available generally by the Company or any such Subsidiary to the public concerning developments that are Material;

              (d) ERISA MATTERS -- promptly, and in any event within five days after a Responsible Officer becoming aware of any of the following, a written notice setting forth the nature thereof and the action, if any, that the Company or an ERISA Affiliate proposes to take with respect thereto:

                     (i) with respect to any Plan, any reportable event, as defined in section 4043(b) of ERISA and the regulations thereunder, for which notice thereof has not been waived pursuant to such regulations as in effect on the date hereof; or

                     (ii) the taking by the PBGC of steps to institute, or the threatening by the PBGC of the institution of, proceedings under section 4042 of ERISA for the termination of, or the appointment of a trustee to administer, any Plan, or the receipt by the Company or any ERISA Affiliate of a notice from a Multiemployer Plan that such action has been taken by the PBGC with respect to such Multiemployer Plan; or

                     (iii) any event, transaction or condition that could result in the incurrence of any liability by the Company or any ERISA Affiliate pursuant to Title I or IV of ERISA or the penalty or excise tax provisions of the Code relating to employee benefit plans, or in the imposition of any Lien on any of the rights, properties or assets of the Company or any ERISA Affiliate pursuant to Title I or IV of ERISA or such penalty or excise tax provisions, if such liability or Lien, taken together with any other such liabilities or Liens then existing, could reasonably be expected to have a Material Adverse Effect;

              (e) NOTICES FROM GOVERNMENTAL AUTHORITY -- promptly, and in any event within 30 days of receipt thereof, copies of any notice to the Company or any Subsidiary from any Federal or state Governmental Authority relating to any order, ruling, statute or other law or regulation that could reasonably be expected to have a Material Adverse Effect; and

              (f) REQUESTED INFORMATION -- with reasonable promptness, such other data and information relating to the business, operations, affairs, financial condition, assets or properties of the Company or any of its Subsidiaries or relating to the ability of the Company to perform its obligations hereunder and under the Note as from time to time may be reasonably requested by you.

7.2.   OFFICER'S CERTIFICATE.

              Each set of  financial  statements  delivered  to you  pursuant to
Section 7.1(a) or Section 7.1(b) hereof shall be accompanied by a certificate of a Senior Financial Officer setting forth a statement that such officer has reviewed the relevant terms hereof and has made, or caused to be made, under his or her supervision, a review of the transactions and conditions of the Company and its Subsidiaries from the beginning of the quarterly or annual period covered by the statements then being furnished to the date of the certificate and that such review shall not have disclosed the existence during such period of any condition or event that constitutes a Default or an Event of Default or, if any such condition or event existed or exists specifying the nature and period of existence thereof.

7.3.   INSPECTION.

              The Company shall permit your representatives:

              (a) NO DEFAULT -- if no Default or Event of Default then exists, upon reasonable prior notice to the Company, to visit the principal executive office of the Company, to discuss the affairs, finances and accounts of the Company and its Subsidiaries with the Company's officers, and (with the consent of the Company, which consent will not be unreasonably withheld) to visit the other offices and properties of the Company and each of its Subsidiaries, all at such reasonable times and as often as may be reasonably requested in writing; and

              (b) DEFAULT -- if a Default or Event of Default then exists, to visit and inspect any of the offices or properties of the Company or any such Subsidiary, to examine all their respective books of account, records, reports and other papers, to make copies and extracts therefrom, and to discuss their respective affairs, finances and accounts with their respective officers and independent public accountants (and by this provision the Company authorizes said accountants to discuss the affairs, finances and accounts of the Company and its Subsidiaries), all at such times and as often as may be reasonably requested.

8.     PREPAYMENT OF THE NOTES.

8.1.   SINKING FUNDS.

              The Company shall make required principal payments in accordance with the following schedule:

                 DATE                     PRINCIPAL PAYMENT

                 November 1, 2002         $1,375,000
                 November 1, 2003         $2,375,000
                 November 1, 2004         $3,450,000
                 November 1, 2005         $  100,000
                 November 1, 2006         $  100,000
                 November 1, 2007         $  100,000

8.2.   OPTIONAL PREPAYMENTS.

              The Company may, at its option, upon notice as provided below, prepay on any Interest Payment Date all, or any part of, the Note, at the following percentage of the principal amount of the Note so prepaid if redeemed during the 12 month period ending November 1, of the years indicated below:

              2001                      102.25%
              2002                      101.50%
              2003                      100.75%
              2004 and thereafter       100.00%

The Company will give the holder of the Note written notice of each optional prepayment under this Section 8.2 not less than 30 days and not more than 180 days prior to the date fixed for such prepayment. Each such notice shall specify such date, the aggregate principal amount of the Note to be prepaid on such date, and the interest to be paid on the prepayment date with respect to such principal amount being prepaid.

8.3.   ALLOCATION OF PARTIAL PREPAYMENTS.

              If a portion of the Note has been assigned pursuant to Section 20.7, then in the case of each partial prepayment of the Notes, the principal amount of the Notes to be prepaid shall be allocated among all of the Notes at the time outstanding in proportion, as nearly as practicable, to the respective unpaid principal amounts thereof not theretofore called for prepayment.

8.4.   MATURITY; SURRENDER, ETC.

              In the  case of  each  prepayment  of the  Note  pursuant  to this
Section 8, the principal amount of the Note to be prepaid shall mature and become due and payable on the date fixed for such prepayment, together with interest on such principal amount accrued to such date. From and after such date, unless the Company shall fail to pay such principal amount when so due and payable, interest on such principal amount shall cease to accrue. If the Note is paid or prepaid in full, it shall be surrendered to the Company and cancelled and shall not be reissued, and no Note shall be issued in lieu of any prepaid principal amount of the Note.

8.5.   REPURCHASE OF NOTE AT OPTION OF THE HOLDER UPON CHANGE OF CONTROL.

              In the event that a Repurchase Event occurs, the registered holders of the Note shall have the right, at such holder's option, subject to the terms and conditions set-forth herein, to require the Company to repurchase all or any part of such holder's interest in the Note (provided that the principal amount of such Note at maturity must be $1,000 or an integral multiple thereof) on the date that is no later than 90 calendar days after the date the Company gives notice of such Repurchase Event (the "Repurchase Date"), at a cash purchase price (the "Repurchase Price") equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to and including the Repurchase Date.

8.6.   NOTICES; METHOD OF EXERCISING REPURCHASE RIGHT, ETC.

              (a) Within 30 calendar days after the occurrence of a Repurchase Event, the Company shall make an irrevocable unconditional offer (a "Repurchase Offer") to the registered holders of the Note to purchase all of the Note pursuant to the offer described in clause (b) of this Section 8.6 at the Repurchase Price plus accrued and unpaid interest, if any, to the Repurchase Date. Within five Business Days after each date upon which the Company knows of the occurrence of a Repurchase Event requiring the Company to make a Repurchase Offer pursuant to
       Section 8.5 hereof, the Company shall so notify you.

              (b) Notice of a Repurchase Offer shall be sent, not more than 30 calendar days after the occurrence of the Repurchase Event, by first class mail, by the Company to you and each other registered holder at its registered address. The Company will have no liability to send any such notice to any holder who has not provided the Company with its address. No failure of the Company to give such notice or defect therein shall limit any holder's right to exercise his repurchase right or affect the validity of the proceedings for the repurchase of the Note. The notice, which shall govern the terms of the Repurchase offer, shall state that:

                     (i) the Repurchase Offer is being made pursuant to such notice and Section 8.5 and that the Note, or portion thereof, properly tendered pursuant to the Repurchase Offer prior to the thirtieth calendar day prior to the Repurchase Date (the "Final Repurchase Put Date") will be accepted for payment;

                     (ii) the Repurchase Price, the Repurchase Date and the Final Repurchase Put Date;

                     (iii) that the Note, or portion thereof, not tendered or accepted for payment will continue to accrue interest, if interest is then accruing;

                     (iv) that, unless the Company defaults in paying the Repurchase Price, or payment is otherwise prevented, the Note, or portion thereof, accepted for payment pursuant to the Repurchase Offer shall cease to accrue interest after the Repurchase Date;

                     (v) that holders electing to have the Note, or portion thereof, purchased pursuant to a Repurchase Offer will be required to surrender the Note, with the form entitled "Option of Holder to Elect Purchase" on the reverse of the Note completed, to the Company;

                     (vi) that holders will be entitled to withdraw their election if the Company receives, prior to the close of business on the Final Repurchase Put Date, a telegram, telex, facsimile transmission or letter setting forth the name of the holder, the principal amount of the Note the holder is withdrawing and a statement containing a facsimile signature that such holder is withdrawing his election to have such principal amount of the Note purchased; and

                     (vii)  that  holders   whose   interest  in  the  Note  was
              purchased  only in  part  will  be  issued  a new  Note  equal  in
              principal   amount  to  the   unpurchased   portion  of  the  Note
              surrendered.

              (c) Any such Repurchase Offer shall comply with all applicable provisions of federal and state laws, including those regulating tender offers, if applicable, and any provisions of this Agreement which conflict with such laws shall be deemed to be superseded by the provisions of such laws. On or before the Repurchase Date, the Company shall (a) accept for payment the Note or portions thereof properly tendered pursuant to the Repurchase Offer prior to the close of business on the Final Repurchase Put Date, (b) remit by wire transfer of immediately available funds to the holders so accepted payment in an amount equal to the Repurchase Price plus accrued and unpaid interest, if any, to the Repurchase Date, and (c) promptly authenticate and mail or deliver to such holders a new Note equal in principal amount to any unpurchased portion of the Note surrendered. Any portion of the Note not so accepted shall be promptly mailed or delivered by the Company to the holder thereof and the principal shall, until paid, bear interest to the extent permitted by applicable law from the Repurchase Date at the rate borne by the Note and the Note shall remain convertible into Common Stock until the principal of the Note shall have been paid or duly provided for.

9.     AFFIRMATIVE COVENANTS.

              The Company covenants that so long as the Note is outstanding:

9.1.   COMPLIANCE WITH LAW.

              The Company will and will cause each of its Subsidiaries to comply with all laws, ordinances or governmental rules or regulations to which each of them is subject, including, without limitation, Environmental Laws, and will obtain and maintain in effect all licenses, certificates, permits, franchises and other governmental authorizations necessary to the ownership of their respective properties or to the conduct of their respective businesses, in each case to the extent necessary to ensure that non-compliance with such laws, ordinances or governmental rules or regulations or failures to obtain or maintain in effect such licenses, certificates, permits, franchises and other governmental authorizations could not, individually or in the aggregate, reasonably be expected to have a Material Adverse Effect.

9.2.   INSURANCE.

              The Company will and will cause each of its Subsidiaries to maintain, with financially sound and reputable insurers, insurance with respect to their respective properties and businesses against such casualties and contingencies, of such types, on such terms and in such amounts (including
deductibles,   co-insurance  and   self-insurance,
if adequate reserves are maintained with respect thereto) as is customary in the case of entities of established reputations engaged in the same or a similar business and similarly situated.

9.3.   MAINTENANCE OF PROPERTIES.

              The Company will and will cause each of its Subsidiaries to maintain and keep, or cause to be maintained and kept, their respective properties in good repair, working order and condition (other than ordinary wear and tear), so that the business carried on in connection therewith may be properly conducted at all times, provided that this section shall not prevent the Company or any such Subsidiary from discontinuing the operation and the maintenance of any of its properties if such discontinuance is desirable in the conduct of its business and the Company has concluded that such discontinuance could not, individually or in the aggregate, reasonably be expected to have a Material Adverse Effect.

9.4.   PAYMENT OF TAXES AND CLAIMS.

              The Company will and will cause each of its Subsidiaries to file all tax returns required to be filed in any jurisdiction and to pay and discharge all taxes shown to be due and payable on such returns and all other taxes, assessments, governmental charges, or levies imposed on them or any of their properties, assets, income or franchises, to the extent such taxes and assessments have become due and payable and before they have become delinquent and all claims for which sums have become due and payable that have or might become a Lien on properties or assets of the Company or any such Subsidiary, provide that neither the Company nor any such Subsidiary need pay any such tax or assessment or claims if (i) the amount, applicability or validity thereof is contested by the Company or such Subsidiary on a timely basis in good faith and in appropriate proceedings, and the Company or such Subsidiary has established adequate reserves therefor in accordance with GAAP on the books of the Company or such Subsidiary or (ii) the nonpayment of all such taxes and assessments in the aggregate could not reasonably be expected to have a Material Adverse Effect.

9.5.   CORPORATE EXISTENCE, ETC.

              The Company will at all times preserve and keep in full force and effect its corporate existence. The Company will at all times preserve and keep in full force and effect the corporate existence of each of its Subsidiaries (unless merged into the Company or one of its Subsidiaries) and all rights and franchises of the Company and its Subsidiaries unless, in the good faith judgment of the Company, the termination of or failure to preserve and keep in full force and effect such corporate existence, right or franchise could not, individually or in the aggregate, have a Material Adverse Effect.

9.6.   GUARANTY BY NEW SUBSIDIARIES.

              Immediately upon the incorporation (or merger or other acquisition by which any entity becomes a Subsidiary) on or after the Closing Date of each new Subsidiary of the Company or any of its Subsidiaries, the Company shall cause each such new Subsidiary to deliver its subordinated guaranty of the Company's payment obligations under the Note by duly executing and delivering to the Holders a counterpart of the Subordinated Guaranty.

10.    NEGATIVE COVENANTS.

              The Company covenants that so long as the Note is outstanding:

10.1.  TRANSACTIONS WITH AFFILIATES.

              (a) The Company will not and will not permit any of its Subsidiaries to enter into directly or indirectly any Affiliate Transaction except upon fair and reasonable terms no less favorable to the Company or such Subsidiary than would be obtainable in a comparable arm's-length transaction with a Person not an Affiliate;

              (b) Furthermore, only at such times that (x) at least $3,750,000 aggregate principal amount of the Note is outstanding and (y) Angelo, Gordon & Co. owns or controls directly or through its ownership of the voting stock of Silver Oak or otherwise at least 50% of the outstanding principal amount of the Note, then:

                     (i) the Company will not and will not permit any of its Subsidiaries to enter into directly or indirectly any Affiliate Transaction with an aggregate value of more than $100,000 in any twelve month period (subject to the adjustment provided in Section 10.1(c)) unless (A) such Affiliate Transaction is approved by the majority of the independent directors (as defined in Regulation
              Section 1.162-27(e)(3) promulgated under Section 162(m) of the Code (as in effect on the Original Effective Date)) of the Company's Board of Directors; and (B) at least three days before entering into any such Affiliate Transaction the Company describes such transaction to Angelo, Gordon & Co. and indicates whether or not approval of the independent directors was obtained; and

                     (ii) if the Company or any of its Subsidiaries proposes to enter into directly or indirectly any Affiliate Transaction with an aggregate value of more than $250,000 in any twelve month period (subject to the adjustment provided in Section 10.1(c)), then it shall notify Angelo, Gordon & Co. of the terms of such proposed transaction, and the Company or such Subsidiary shall not enter into such proposed transaction if Angelo, Gordon & Co. objects directly to the Company's Chief Executive Officer, President or Senior Financial Officer within 10 Business Days after such notice is delivered; provided, however, that if Angelo, Gordon and Co. objects within such 10 Business Days, then the
              Company or such Subsidiary may enter into such Affiliate Transaction if it supplies Angelo, Gordon & Co. with a copy of a written opinion from an independent investment bank or firm of independent certified public accountants (other than the Company's auditors) that the Affiliate Transaction is on terms that are fair and reasonable and no less favorable to the Company or such Subsidiary than would be obtained in a comparable arm's-length transaction with a Person not an Affiliate of the Company.

              (c) For purposes of determining the threshold amounts set forth in Sections 10.1(b)(i) and (ii), such amounts shall be adjusted on each anniversary of the Original Effective Date to reflect the aggregate percentage increase (measured on a compounded basis) since the Original Effective Date (or to reflect the aggregate percentage increase (measured on a compounded basis) from the Original Effective Date to October 30, 2000 if the date of adjustment is prior to October 30, 2001) in the Consumer Price Index-Urban Consumer as reprinted by the Bureau of Labor Statistics of the U.S. Department of Labor or superseding index or report whether published by the Department of Labor or otherwise.

              (d) Notwithstanding the foregoing, any loan from an Affiliate to the Company or any of its Subsidiaries will be deemed to have been made on fair and reasonable terms no less favorable to the Company or such Subsidiary than would be obtainable in a comparable arm's-length transaction with a Person not an Affiliate pursuant to Section 10.1(a) if such loan (i) requires payments of interest (or interest accrues) at the annual rate of not more than Prime plus 3%, (ii) is PARI PASSU or subordinated in right payment to the Note, and (iii) does not involve the issuance of any warrant or other additional consideration from the Company or any Subsidiary.

              (e) Notwithstanding anything to the contrary in Sections 10.1(a) and 10(b), the Company may enter into any Affiliate Transaction with a Subsidiary that is not a wholly-owned Subsidiary so long as such transaction is in the ordinary course of the Company's business (such as an intercompany loan or payroll funding) and upon usual and customary terms for such transactions.

10.2.  MERGER; PURCHASE OF ASSETS; ACQUISITIONS; ETC.

              The Company will not (i) merge or consolidate or amalgamate with any other Person or convey, transfer or lease substantially all of its properties or assets as an entirety in a single transaction or series of transactions to any Person unless (X) either (1) the Company shall be the continuing Person, or (2) the Person formed by such consolidation or into which the Company is merged or to which all or substantially all of the properties and assets of the Company are transferred as an entirety (the Company or such other Person being hereinafter referred to as the "Surviving Person") shall be a corporation or partnership organized and validly existing under the laws of the United States, any state thereof or the District of Columbia, and, if the Company is a party to such consolidation, merger or transfer, the Surviving Person shall assume all of the obligations of the Company under this Agreement and the Note; (Y) immediately after giving effect to such transaction, no Default or Event of Default and no event which, after notice or lapse of time or both, would become an Event of Default, shall have happened and be continuing; and (Z) the Company has delivered to you an Officer's Certificate stating that such consolidation, merger, transfer, conveyance or other disposition complies with this Section 10.2 and that all conditions precedent herein provided relating to such transaction have been satisfied; PROVIDED, HOWEVER, that the Company or its Subsidiaries may merge with and among each other so long as one of the Company or such Subsidiaries is the survivor of the merger and no other third party is a party to such merger or consolidation.

10.3.  ANTI-LAYERING.

              Company will not, directly or indirectly, incur or suffer to exist any Indebtedness that is subordinate in right of payment to any Indebtedness of the Company, unless such Indebtedness is PARI PASSU with or is subordinate in right of payment to the Note.

10.4.  LIMITATIONS ON GRANTS OF OPTIONS.

              The Company will not grant to any Persons (including without limitation any officer or director of the Company) on any date during any Contract Year, Incentive Stock Options to acquire more than the number of shares of Common Stock equal to the difference between the (x) applicable Adjusted Cumulative Quota for the Contract Year in which the grant is proposed to be made reduced by (y) the aggregate number of shares of Common Stock underlying Incentive Stock Options previously granted to any Persons (including without limitation any officer or director of the Company) during the period commencing on the Original Effective Date and through such proposed date of grant. Notwithstanding the foregoing, in connection with the hiring of Varsity Employees by the Company or any of its Subsidiaries, the Company may grant to the Varsity Employees Incentive Stock Options to acquire up to 950,000 shares of Common Stock in the aggregate without regard to the limitations on grants of options set forth in the immediately preceding sentence. Further, no adjustment to the Conversion Price need be made pursuant to Section 14.4(e) as the result of granting any such options to Varsity Employees with a per share exercise price less than the current market price on the date of grant unless the cumulative effect of any such adjustments and any other actual or hypothetical adjustments that would be made under Section 14.4(e) resulting from the Company's issuance of any shares of its Common Stock to any Varsity Employee pursuant to the Merger Agreement at a per share price less than the current market price on the date of actual issuance (notwithstanding the terms of Section 14.4(e)) would require a decrease of at least $.05 per share to the Conversion Price.

              "CONTRACT YEAR" shall mean the period commencing on the Original Effective Date and ending on the first anniversary thereof and each succeeding twelve month period thereafter.

              "INCENTIVE STOCK OPTIONS" shall mean options (whether or not such options constitute incentive stock options (as defined under Sections 421 and 422 of the Code)) to acquire Common Stock granted by the Company or any of its Subsidiaries pursuant to the terms of the Company's Incentive Stock Option Plans.

              "CUMULATIVE QUOTA" shall mean with respect to each Contract Year, the number of shares of Common Stock set forth below:

              First Contract Year                  250,000
              Second Contract Year                 750,000
              Third Contract Year                1,250,000
              Fourth Contract Year               1,750,000
              Fifth Contract Year                2,250,000
              Sixth Contract Year                2,750,000
              Seventh Contract Year              3,500,000
              Eighth Contract Year               4,250,000
              Ninth Contract Year                5,000,000
              Tenth Contract Year                5,750,000
              Eleventh Contract Year             6,500,000

              "ADJUSTED CUMULATIVE QUOTA" for any Contract Year shall be the number of shares of Common Stock constituting the applicable Cumulative Quota for such year increased (or, in the case of a reverse stock split, reduced) upon the occurrence of each event described in Section 14.4(a) or (c) by the percentage that the total number of outstanding shares of Common Stock will be proportionately increased (or, in the case of reverse stock split, reduced) as a result of such event; it being understood that such adjustment shall be effective and determined on the same date(s) that the Conversion Price would be adjusted pursuant to such Sections.

11.    EVENTS OF DEFAULT.

              An "EVENT OF DEFAULT" shall exist if any of the following conditions or events shall occur and be continuing:

              (a) the Company fails to pay any principal of the Note when the same becomes due and payable, whether at maturity or at a date fixed for prepayment or by declaration or otherwise; or

              (b) the Company defaults in the payment of any interest on any Note for more than five (5) Business Days after written notification thereof from you to the Company when the same becomes due and payable; or

              (c) the Company defaults in the performance of or compliance with any term contained in Section 10.2 or fails to comply with its obligations to issue shares of Common Stock on conversion of the Note; or

              (d) the Company defaults in the performance of or compliance with any term contained herein (other than those referred to in paragraphs (a), (b) and (c) of this Section 11) and such default is not remedied within 30 days after the earlier of (i) a Responsible officer obtaining actual knowledge of such default and (ii) the company receiving written notice of such default from you (any such written notice to be identified as a "notice of default" and to refer specifically to this paragraph (d) of Section 11); or

              (e) any representation or warranty made in writing by or on behalf of the Company or by any officer of the Company in this Agreement or in any writing furnished in connection with the transactions contemplated hereby proves to have been false or incorrect in any Material respect on the date as of which made; or

              (f) (i) the Company or any of its Subsidiaries is in default (as principal or as guarantor or other surety) in the payment of any principal of or premium or make-whole amount or interest on any Indebtedness that is outstanding in an aggregate principal amount of at least $3,000,000 beyond any period of grace provided with respect thereto and notice from the lender, or (ii) the Company or any Subsidiary is in default in the performance of or compliance with any term of any evidence of any Indebtedness in an aggregate outstanding principal amount of at least $3,000,000 or of any mortgage, indenture or other agreement relating thereto or any other condition exists, and as a consequence of such default or condition such Indebtedness has been declared due and payable before its stated maturity or before its regularly scheduled dates of payment; or

              (g) the Company or any of its Subsidiaries (i) admits in writing its inability to pay, its debts as they become due, (ii) files, or consents by answer or otherwise to the filing against it of, a petition for relief or reorganization or arrangement or any other petition in bankruptcy, for liquidation or to take advantage of any bankruptcy, insolvency, reorganization, moratorium or other similar law of any jurisdiction, (iii) makes an assignment for the benefit of its creditors, (iv) consents to the appointment of a custodian, receiver, trustee or other officer with similar powers with respect to it or with respect to any substantial part of its property, (y) is adjudicated as insolvent or to be liquidated, or (vi) takes corporate action for the purpose of any of the foregoing; or

              (h) a court or governmental authority of competent jurisdiction enters an order appointing, without consent by the Company or any of its Subsidiaries, a custodian, receiver, trustee or other officer with similar powers with respect to it or with respect to any substantial part of its property, or constituting an order for relief or approving a petition for relief or reorganization or any other petition in bankruptcy or for liquidation or to take advantage of any bankruptcy or insolvency law of any jurisdiction, or ordering the dissolution, winding-up or liquidation of the Company or any of its Subsidiaries, or any such petition shall be filed against the Company or any of its Subsidiaries and such petition shall not be dismissed within 60 days; or

              (i) a final judgment or judgments for the payment of money aggregating $3,000,000 in excess of any insurance and reserves for such judgment are rendered against one or more of the Company and its Subsidiaries and which judgments are not, within 60 days after entry thereof, bonded, discharged or stayed pending appeal, or are not discharged within 60 days after the expiration of such stay; or

              (j) if (i) any Plan shall fail to satisfy the minimum funding standards of ERISA or the Code for any plan year or part thereof or a waiver of such standards or extension of any amortization period is sought or granted under section 412 of the Code, (ii) a notice of intent to terminate any Plan shall have been or is reasonably expected to be filed with the PBGC or the PBGC shall have instituted proceedings under ERISA section 4042 to terminate or appoint a trustee to administer any Plan or the PBGC shall have notified the Company or any ERISA Affiliate that a Plan may become a subject of any such proceedings, (iii) the aggregate "amount of unfunded benefit liabilities" (within the meaning of section 4001(a)(18) of ERISA) under all Plans, determined in accordance with Title IV of ERISA, shall exceed $500,000, (iv) the Company or any ERISA Affiliate shall have incurred or is reasonably expected to incur any Material liability pursuant to Title I or IV of ERISA or the penalty or excise tax provisions of the Code relating to employee benefit plans,
       (v) the Company or any ERISA Affiliate withdraws from any Multiemployer Plan, or (vi) the Company or any Subsidiary establishes or amends any employee welfare benefit plan that provides post-employment welfare benefits in a manner that would increase the liability of the Company or any Subsidiary thereunder; and any such event or events described in clauses (i) through (vi) above, either individually or together with any other such event or events, could reasonably be expected to have a Material Adverse Effect.

As used in Section 11 (j), the terms "EMPLOYEE BENEFIT PLAN" and "EMPLOYEE WELFARE BENEFIT PLAN" shall have the respective meanings assigned to such terms in Section 3 of ERISA.

12.    REMEDIES ON DEFAULT, ETC.

12.1.  ACCELERATION.

              If an Event of Default has occurred and is continuing, the Majority Lenders may, by written notice to the Company, declare the Note to be immediately due and payable.

              Upon becoming due and payable under this Section 12.1, the Note will forthwith mature and the entire unpaid principal amount of such Note, plus all accrued and unpaid interest thereon shall all be immediately due and payable, in each and every case without demand, protest or further notice, all of which are hereby waived.

12.2.  OTHER REMEDIES.

              If any Default or Event of Default has occurred and is continuing, and irrespective of whether the Note has become or has been declared immediately due and payable under Section 12.1, you may proceed to protect and enforce your rights by an action at law, suit in equity or other appropriate proceeding, whether for the specific performance of any agreement contained herein or in the Note, or for an injunction against a violation of any of the terms hereof or thereof, or in aid of the exercise of any power granted hereby or thereby or by law or otherwise.

12.3.  NO WAIVERS OR ELECTION OF REMEDIES, EXPENSES, ETC.

              No course of dealing and no delay on your part in  exercising  any right, power or remedy shall operate as a waiver thereof or otherwise prejudice your rights, powers or remedies. No right, power or remedy conferred by this Agreement or by the Note upon you shall be exclusive of any other right, power or remedy referred to herein or therein or now or hereafter available at law, in equity, by statute or otherwise. Without limiting the obligations of the Company under Section 15, the Company will pay to you on demand such further amount as shall be sufficient to cover the reasonable costs and expenses of you incurred in any enforcement or collection under this Section 12, including, without limitation, reasonable fees, expenses and disbursements of one counsel representing you (and all other holders of the Note).

13.    SUBORDINATION.

13.1.  NOTE SUBORDINATED TO SENIOR INDEBTEDNESS.

              The Company, for itself and its successors, and you agree that (a) the payment of the principal of, premium, if any, and interest on the Note and
(b) any payment on account of the acquisition or redemption of the Note by the Company or any of its Subsidiaries, including, without limitation, any payment pursuant to Section 8 hereof, is subordinated, to the extent and in the manner provided in this Section 13, to the prior payment in full of all Senior Indebtedness of the Company and its Subsidiaries and that these subordination provisions are for the benefit of the holders of Senior Indebtedness.

              This Section 13 shall constitute a continuing offer to all Persons who, in reliance upon such provisions, become holders of, or continue to hold, Senior Indebtedness, and such provisions are made for the benefit of the holders of Senior Indebtedness, and such holders are made obligees hereunder and any one or more of them may enforce such provisions.

13.2.  NO PAYMENT ON THE NOTE IN CERTAIN CIRCUMSTANCES.

              (a) No payment shall be made by the Company or any Subsidiary on account of principal of, premium, if any, or interest on the Note or on account of the redemption, repurchase, acceleration or other acquisition of the Note (other than in the form of Common Stock or other capital stock of the Company), or on account of the Subordinated Guaranty if there shall have occurred and be continuing a default in the payment of all or any portion of the obligations on any Senior Indebtedness (a "Senior Payment Default") until such Senior Payment Default shall have been cured or waived or shall have ceased to exist.

              (b) During the continuance of any non-payment default or event of default with respect to Senior Indebtedness pursuant to which the maturity thereof may be accelerated, and upon receipt by you of notice thereof from the holders of more than a majority of the aggregate principal amount of Senior Indebtedness then outstanding (a "Senior Non-Payment Default"), then, unless and until (i) such default or event of default shall have been cured or waived or have ceased to exist, or
       (ii) a Default under either Section 11(g) or Section 11(h) hereof involving the Company or any Subsidiary of the Company shall have occurred and be continuing, or (iii) such Senior Indebtedness shall have been paid in full (each of clause (i), (ii) and (iii) being a "Blockage Termination Event"), no payment or distribution (other than in the form of Common Stock or other capital stock of the Company) will be made by or on behalf of the Company or any Subsidiary of the Company on account of or with respect to the Note during a period (a "Blockage Period") commencing on the date of receipt of such notice and ending 179 days thereafter.

              (c) Notwithstanding anything herein to the contrary, (i) in no event will a Blockage Period extend beyond the 179 days from the date the payment on the Note was due and (ii) there must be 180 days in any 365 day period during which no Blockage Period is in effect. Not more than one Blockage Period may be commenced with respect to the Note during any period of 365 consecutive days. No default or event of default that existed or was continuing on the date of commencement of any Blockage Period with respect to the Senior Indebtedness initiating such Blockage Period may be, or be made, the basis for the commencement of any other Blockage Period by the holders of such Senior Indebtedness, whether or not within a period of 365 consecutive days, unless such default or event of default has been cured or waived for a period of not less than 90 consecutive days.

              (d) In furtherance of the provisions of Section 13.1 hereof, in the event that, notwithstanding the foregoing provisions of this Section 13.2, any payment or distribution of assets on account of principal of, premium, if any, or interest on the Note shall be made by the Company or any Subsidiary of the Company and received by you at a time when such payment or distribution was prohibited by the provisions of this Section 13.2, then, unless such payment or distribution is no longer prohibited by this Section 13.2, such payment or distribution (subject to the provisions of Sections 13.6 and 13.7 hereof) shall be received and held in trust by you for the benefit of the holders of Senior Indebtedness, and shall be paid or delivered by you, to the holders of Senior Indebtedness remaining unpaid and unprovided for or their representative or representatives, or to the trustee or trustees under any indenture pursuant to which any instruments evidencing any of such Senior Indebtedness may have been issued, ratably according to the aggregate amounts on account of the Senior Indebtedness held or represented by each, to the extent necessary to enable payment in full (except as such payment otherwise shall have been provided for), of all Senior Indebtedness remaining unpaid, after giving effect to all concurrent payments and distributions and all provisions therefor, to or for the holders of such Senior Indebtedness. Your obligations under this Section 13.2(d) shall only be to the extent that any holder of such Senior Indebtedness, as promptly as practical following notice from you to the holders of such Senior Indebtedness that such prohibited payment has been received by you, and requesting from such holder of Senior Indebtedness a statement of amounts owing such holder, such holder (or a representative thereof) notifies you of the amounts then due and owing on such Senior Indebtedness, if any, held by such holder and only the amounts specified in such notices to you shall be paid hereunder to the holders of such Senior Indebtedness.

              (e) The Company shall give prompt written notice to you of any default or event of default, and any cure or waiver thereof, or any acceleration under any Senior Indebtedness or under any agreement pursuant to which Senior Indebtedness may have been issued.

13.3. NOTE SUBORDINATED TO PRIOR PAYMENT OF ALL SENIOR INDEBTEDNESS ON ACCELERATION OF PRINCIPAL OF THE NOTE OR ON DISSOLUTION, LIQUIDATION OR REORGANIZATION.

              Upon any acceleration of the principal of the Note or any Senior Indebtedness or any distribution of assets of the Company or any Subsidiary upon any dissolution, winding up, total or partial liquidation or reorganization of the Company or any Subsidiary, whether voluntary or involuntary, in bankruptcy, insolvency, receivership or similar proceeding or upon assignment for the benefit of creditors:

              (a) the holders of all Senior Indebtedness shall first be entitled to receive payments in full of the principal of, premium, if any, and interest on and all other amounts payable in respect thereof, before you are entitled to receive any payment on account of the principal of, premium, if any, and interest on the Note;

              (b) any payment or distribution of assets of the Company or any Subsidiary of any kind or character, whether in cash, property or securities, to which you would be entitled except for the provisions of this Section 13, shall be paid by the liquidating trustee or agent or other Person making such a payment or distribution, directly to the holders of Senior Indebtedness or their representative, ratably according to the respective amounts of Senior Indebtedness held or represented by each, to the extent necessary to make payment in full of all such Senior Indebtedness remaining unpaid after giving effect to all concurrent payments and distributions to or for the holders of such Senior Indebtedness; and

              (c) in the event that, notwithstanding the foregoing, any payment or distribution of assets of the Company or any Subsidiary of any kind or character, whether in cash, property or securities, shall be received by you on account of principal of, premium, if any, or interest on the Note, as the case may be, before all Senior Indebtedness is paid in full, such payment or distribution (subject to the provisions of Sections 13.6 and 13.7 hereof) shall be received and held in trust by you for the benefit of the holders of such Senior Indebtedness, or their respective representative, ratably according to the respective amounts of Senior Indebtedness held or represented by each, to the extent necessary to make payment in full of all such Senior Indebtedness remaining unpaid after giving effect to all concurrent payments and distributions to or for the holders of such Senior Indebtedness, but only to the extent that as to any holder of such Senior Indebtedness, as promptly as practical following notice from you to the holders of such Senior Indebtedness that such prohibited payment has been received by you and requesting from such holder of Senior Indebtedness a statement of amounts owing such holder, such holder notifies you of the amounts then due and owing on such Senior Indebtedness, if any, held by such holder and only the amounts specified in such notices to you shall be paid hereunder to the holders of such Senior Indebtedness.

              The Company shall give prompt written notice to you of any dissolution, winding up, liquidation or reorganization of the Company or assignment for the benefit of creditors by the Company.

13.4.  NOTEHOLDERS TO BE SUBROGATED TO RIGHTS OF HOLDERS OF SENIOR INDEBTEDNESS.

              Subject to the payment in full of all Senior Indebtedness, you shall be subrogated to the rights of the holders of such Senior Indebtedness to receive payments or distributions of assets of the Company applicable to the Senior Indebtedness until all amounts owing on the Note shall be paid in full, and for the purpose of such subrogation no such payments or distributions to you of such Senior Indebtedness by or on behalf of the Company, or by or on behalf of you by virtue of this Section 13, which otherwise would have been made to you shall, as between the Company and you, be deemed to be payment by the Company, to or on account of such Senior Indebtedness, it being understood that the provisions of this Section 13 are and are intended solely for the purpose of defining the relative rights of you, on the one hand, and the holders of such Senior Indebtedness, on the other hand.

                  If any payment or distribution to which you would otherwise have been entitled but for the provisions of this Section 13 shall have been applied, pursuant to the provisions of this Section 13 to the payment of amounts payable under Senior Indebtedness, then you shall be entitled to receive from the holders of such Senior Indebtedness any payments or distributions received by such holders of Senior Indebtedness in excess of the amount sufficient to pay all amounts payable under or in respect of such Senior Indebtedness in full.

13.5.  OBLIGATIONS OF THE COMPANY UNCONDITIONAL.

              Nothing contained in this Section 13 or elsewhere in this Agreement or in the Note is intended to or shall impair, as between the Company and you, the obligation of the Company, which is absolute and unconditional, to pay to you the principal of, premium, if any, and interest on the Note as and when the same shall become due and payable in accordance with its terms, or is intended to or shall affect the relative rights of you and creditors of the Company other than the holders of the Senior Indebtedness, nor shall anything herein or in the Note prevent you from exercising all remedies otherwise permitted by applicable law upon default under this Agreement, subject to the rights, if any, under this Section 13, of the holders of Senior Indebtedness in respect of cash, property or securities of the Company received upon the exercise of any such remedy. Notwithstanding anything to the contrary in this Section 13 in this Agreement or in the Note upon any distribution of assets of the Company referred to in this Section 13, you shall be entitled to rely upon any order or decree made by any court of competent jurisdiction in which such dissolution, winding up, liquidation or reorganization proceedings are pending, or a certificate of the liquidating trustee or agent or other Person making any distribution to you for the purpose of ascertaining the Persons entitled to participate in such distribution, the holders of the Senior Indebtedness and other Indebtedness of the Company, the amount thereof or payable thereon, the amount or amounts paid or distributed thereon and all other facts pertinent thereto or to this Section 13.

13.6. SUBORDINATION RIGHTS NOT IMPAIRED BY ACTS OR OMISSIONS OF THE COMPANY OR HOLDERS OF SENIOR INDEBTEDNESS.

              No right of any present or future holders of any Senior Indebtedness to enforce subordination provisions contained in this Section 13 shall at any time in any way be prejudiced or impaired by any act or failure to act on the part of the Company or any Subsidiary or by any act or failure to act, in good faith, by any such holder, or by any noncompliance by the Company with the terms of this Agreement, or by any noncompliance by any Subsidiary with the terms of the Subordinated Guaranty regardless of any knowledge thereof with which any such holder may have or be otherwise charged. The holders of Senior Indebtedness may extend, renew, modify or amend the terms of the Senior
Indebtedness or any security therefor and release, sell or exchange such security and otherwise deal freely with the Company and the Subsidiaries all without affecting the liabilities and obligations of the parties to this Agreement, the subordination provisions of this Section 13 or the rights of holders of Senior Indebtedness to enforce such provisions.

13.7.    SECTION 13 NOT TO PREVENT EVENTS OF DEFAULT.

              The failure to make a payment on account of principal of, premium, if any, or interest on the Note by reason of any provision of this Section 13 shall not be construed as preventing the occurrence of a Default or an Event of Default under Section 12 hereof or in any way prevent you from exercising any right hereunder other than the right to receive payment on the Note.

14.    CONVERSION OF NOTES.

14.1.  RIGHT OF CONVERSION; CONVERSION PRICE.

              You shall have the right, at your option, at any time (except that, in the event all or a portion of the Note shall be called for redemption, such right shall terminate at the close of business on the last Business Day prior to the date fixed for such redemption unless the Company shall default in payment due upon redemption thereof), to convert, subject to the terms and provisions of this Section 14, the principal of the Note or any portion thereof which is at least $60,000 principal amount and an integral multiple of 12,000 into shares of Common Stock, at the Conversion Price.

14.2.  ISSUANCE OF SHARES ON CONVERSION.

              As promptly as practicable after the surrender, as herein provided, of the Note or portion of the Note for conversion, the Company shall deliver or cause to be delivered at its said office or agency, to you, certificates representing the number of fully paid and nonassessable shares of Common Stock into which such Note or portion of the Note may be converted in accordance with the provisions of this Section 14. Such conversion shall be deemed to have been made as of the close of business on the date that such Note or portion of the Note shall have been surrendered for conversion with a written notice of conversion duly executed, so that your rights under the Note shall cease at such time and, subject to the following provisions of this paragraph, you shall be treated for all purposes as having become the record holder of such shares of Common Stock at such time and such conversion shall be at the Conversion Price in effect at such time; PROVIDED, HOWEVER, that no such surrender on any date when the stock transfer books of the Company shall be closed shall be effective to cause your rights under the Note to cease or to constitute you as the record holder of such shares of Common Stock on such date, but such surrender shall be effective to cause your rights under the Note to cease and to constitute you as the record holder thereof for all purposes at the close of business on the next succeeding day on which such stock transfer books are open; such conversion shall be at the Conversion Price in effect on the date that the Note or portion of the Note being converted shall have been surrendered for conversion, as if the stock transfer books of the Company had not been closed.

              Upon conversion of the Note in part only, the Company shall execute at the expense of the Company, a new Note in principal amount equal to the unconverted portion of such Note.

14.3.  NO ADJUSTMENT FOR INTEREST OR DIVIDENDS.

              No payment or adjustment in respect of interest on the Note or dividends on the shares of Common Stock shall be made upon the conversion of the Note; PROVIDED, HOWEVER, that if all or any portion of the Note (other than a portion thereof called for redemption) shall be converted subsequent to any Record Date and on or prior to the next succeeding Interest Payment Date, the interest falling due on such Interest Payment Date shall be payable on such Interest Payment Date notwithstanding such conversion, and such interest (whether or not punctually paid or duly provided for) shall be paid at the close of business on such Record Date and the Note or portion thereof surrendered for conversion during the period from the close of business on any Record Date to the opening of business on the corresponding Interest Payment Date must be accompanied by payment of an amount equal to the interest payable on such Interest Payment Date.

14.4.  ADJUSTMENT OF CONVERSION PRICE.

              (a) In case the Company shall pay or make a dividend or other distribution on any class of capital stock of the Company in shares of Common Stock, the Conversion Price in effect at the opening of business on the day following the date fixed for the determination of stockholders entitled to receive such dividend or other distribution shall be reduced by multiplying such Conversion Price by a fraction of which the numerator shall be the number of shares of Common Stock outstanding at the close of business on the date fixed for such determination and the denominator shall be the sum of such number of shares and the total number of shares constituting such dividend or other distribution, such reduction to become effective immediately after the opening of business on the day following the date fixed for such determination. For the purposes of this paragraph (a), the number of shares of Common Stock at any time outstanding shall not include shares held in the treasury of the Company.

              (b) In case the Company shall issue stock, rights, options or warrants to all holders of its shares of Common Stock entitling them to subscribe for or purchase shares of Common Stock at a price per share less than the current market price per share (determined as provided in paragraph (g) of this Section 14.4) of Common Stock on the date fixed for the determination of stockholders entitled to receive such stock, rights, options or warrants, the Conversion Price in effect at the opening of business on the day following the date fixed for such determination shall be reduced by multiplying such Conversion Price by a fraction of which the numerator shall be the number of shares of Common Stock outstanding at the close of business on the date fixed for such determination plus the number of shares of Common Stock which the aggregate of the subscription price of the total number of shares of Common Stock so offered for subscription or purchase would purchase at such current market price and the denominator shall be the number of shares of Common Stock outstanding at the close of business on the date fixed for such determination plus the number of shares of Common Stock so offered for subscription or purchase, such reduction to become effective immediately after the opening of business on the day following the date fixed for such determination. In the event that all of the shares of Common Stock subject to such rights, options or warrants have not been issued when such rights, options or warrants expire, then the Conversion Price shall promptly be readjusted to the Conversion Price which would then be in effect had the adjustment upon the issuance of such rights, options or warrants been made on the basis of the actual number of shares of Common Stock issued upon the exercise of such rights or warrants. For the purposes of this paragraph (b), the number of shares of Common Stock at any time outstanding shall not include shares held in the treasury of the Company but shall include shares issuable in respect of scrip certificates issued in lieu of fractions of shares of Common Stock. The antidilution provisions of this Section 14 shall not apply to grants of options under the Company's Incentive Stock Plans.

              (c) In case the outstanding shares of Common Stock shall be subdivided into a greater number of shares, the Conversion Price in effect at the opening of business on the day following the day upon which such subdivision becomes effective shall be proportionately reduced, and, conversely, in case outstanding shares of Common Stock shall be combined into a smaller number of shares, the Conversion Price in effect at the opening of business on the day following the day upon which such combination becomes effective shall be proportionately increased, such reduction or increase, as the case may be, to become effective immediately after the opening of business on the day following the day upon which such subdivision or combination becomes effective. (d) In case the Company shall, by dividend or otherwise, distribute to all or substantially all holders of shares of Common Stock evidences of indebtedness or assets of the Company (including cash or securities or other property, but excluding any (i) rights, options or warrants referred to in paragraph (b) of this Section 14.4 and (ii) any dividend or distribution referred to in paragraph (a) of this Section 14.4), the Conversion Price shall be adjusted so that the same shall equal the price determined by multiplying the Conversion Price in effect immediately prior to the close of business on the day fixed for the determination of stockholders entitled to receive such distribution by a fraction of which the numerator shall be the current market price per share (determined as provided in paragraph (g) of this Section 14.4) of Common Stock on the date fixed for such determination less the amount or then fair market value as determined by the Board of Directors (whose determination shall be conclusive and described in a Board Resolution filed with the Trustee) of the cash or portion of the assets or evidences of indebtedness so distributed allocable to one share of Common Stock and the denominator shall be such current market price per share of Common Stock, such adjustment to become effective immediately prior to the opening of business on the day following the date fixed for the determination of stockholders entitled to receive such distribution.

              (e) In case the Company shall issue or sell any shares of Common Stock or securities convertible into or exercisable for Common Stock, in any case for a consideration per share of Common Stock less than the current market price at the time of such issuance or sale, the Conversion Price shall be reduced by multiplying the Conversion Price in effect immediately prior to such issuance or sale by a fraction, (A) the numerator of which shall be (i) the number of shares of Common Stock outstanding on a fully diluted basis immediately prior to the transaction plus (ii) the number of additional shares of Common Stock on a fully diluted basis that would have been issued or sold in the transaction had the issuance or sale occurred at the current market price and (B) the denominator of which shall be the number of shares of Common Stock outstanding on a fully diluted basis immediately after such transaction. For purposes of this subparagraph (e) of this Section 14.4, the issuance or sale shall be deemed to occur on the earlier of (x) the date on which the Company shall enter into a binding contract for the issuance or sale of such shares of Common Stock or convertible securities and (y) the date of the actual issuance or sale of such securities. The issuance of Common Stock on conversion or exercise of convertible securities outstanding prior to the date hereof shall not give rise to any adjustment of the Conversion Price under this subparagraph (e) of this Section 14.4.

              (f) In case the shares of Common Stock shall be changed into the same or a different number of shares of any class or classes of stock, whether by capital reorganization, reclassification, or otherwise (other than a subdivision or combination of shares or a stock dividend described in paragraph (a) or paragraph (c) of this Section 14.4, or a consolidation, merger or sale of assets described in Section 14.10 hereof), then and in each such event you shall have the right thereafter to convert the Note into the kind and amount of shares of stock and other securities and property receivable upon such reorganization, reclassification or other change, by holders of the number of shares of Common Stock into which the Note might have been converted immediately prior to such reorganization, reclassification or change.

              (g)    For the purpose of any  computation  under  paragraphs (b),
       (d) and (e) of this Section 14.4, the current market price per share of Common Stock on any date shall be deemed to be the average of the Closing Prices for the 15 consecutive Trading Days selected by the Company commencing not more than 30 and not less than 20 Trading Days before the date in question.

              (h) No adjustment in the Conversion Price shall be required unless such adjustment (plus any adjustments not previously made by reason of this paragraph (h)) would require an increase or decrease of at least 1% in such price; PROVIDED, HOWEVER, that any adjustments which by reason of this paragraph (h) are not required to be made shall be carried forward and taken into account in any subsequent adjustment. All calculations under this paragraph (h) shall be made to the nearest cent.

              (i) The Company may, but shall not be required to, make such reductions in the Conversion Price, in addition to those required by paragraphs (a), (b), (c), (d) and (e) of this Section 14.4, as the Company's Board of Directors considers to be advisable in order to avoid or diminish any income tax to any holders of shares of Common Stock resulting from any dividend or distribution of stock or issuance of rights or warrants to purchase or subscribe for stock or from any event treated as such from income tax purposes or for any other reasons. The Company's Board of Directors shall have the power to resolve any ambiguity or correct any error in the adjustments made pursuant to this
       Section 14.4 and its actions in so doing shall be final and conclusive.

              (j) No adjustment in the Conversion Price need be made for rights to purchase or the sale of the Common Stock pursuant to a Company plan providing for reinvestment of dividends or interest; PROVIDED, HOWEVER, that any discount under such plan may not exceed 5% of the current market price of the Common Stock and such plan is registered under the Securities Act.

14.5.  NOTICE OF ADJUSTMENT OF CONVERSION PRICE.

              Whenever the Conversion Price is adjusted as herein provided the Company shall compute the adjusted Conversion Price in accordance with Section
14.4 and shall prepare an Officer's Certificate setting forth the adjusted Conversion Price and showing in reasonable detail the facts upon which such adjustment is based and the computation thereof.

14.6.  NOTICE OF CERTAIN CORPORATION ACTION.

              (a)    In case:

                     (i) the Company shall authorize the granting to all holders of its shares of Common Stock of rights or warrants entitling them to subscribe for or purchase any shares of capital stock of any class or of any other rights; or

                     (ii) of any reclassification of the shares of Common Stock, or of any consolidation or merger to which the Company is a party and for which approval of any stockholders of the Company is required, or of the sale or transfer of all or substantially all of the assets of the Company; or

                     (iii)  of  the   voluntary  or   involuntary   dissolution,
              liquidation or winding up of the Company; or

                     (iv)   the  Company   declares  or  pays  any  dividend  or
              distribution to holders of shares of Common Stock; or

                     (v) the Company shall take any other corporate action that could give rise to an adjustment in the Conversion Price in accordance with Section 14.4 (so long as the disclosure of such action does not require disclosure of material nonpublic information);

       then the Company shall deliver to you at least 10 days (or 20 days in any case specified in clause (iii) above) prior to the applicable record date hereinafter specified, a notice stating (1) the date on which a record is to be taken for the purpose of such dividend, distribution, rights or warrants, or, if a record is not to be taken, the date as of which the holders of shares of Common Stock of record to be entitled to such dividend, distribution, rights or warrants is to be determined, or (2) the date on which such reclassification, consolidation, merger, sale, transfer, dissolution, liquidation or winding up is expected to become effective, and the date as of which it is expected that holders of shares of Common Stock of record shall be entitled to exchange their shares of Common Stock for securities, cash or other property deliverable upon such reclassification, consolidation, merger sale, transfer, dissolution, liquidation or winding up.

       In addition to the foregoing notices, the Company will give notice as soon as practicable that any of the rights of the holders under Section
       14.4  has  been
       invoked for any reason not specified in Sections 14.6(a)(i), (ii), (iii) or (iv), which notice will describe the event that triggered such rights. Such notice shall also state whether such transaction will result in any adjustment in the Conversion Price and, if so, shall state what the adjusted Conversion Price will be and when it will become effective. Neither the failure to give the notice required by this Section 14.6, nor any defect therein shall affect the sufficiency of the notice or the legality or validity of any such dividend, distribution, right, warrant, reclassification, consolidation, merger, sale, transfer, liquidation, dissolution or winding-up. Notwithstanding the foregoing, the Company has no obligation to disclose to any holders any material nonpublic information concerning the Company or any of its Subsidiaries.

              (b) In case the Company or any Affiliate of the Company shall propose to engage in a "Rule 13e-3 Transaction" (as defined in Rule 13e-3 under the Securities Exchange Act of 1934, as amended) the Company shall, no later than the date on which any information with respect to such Rule 13e-3 Transaction is first required to be given to you pursuant to such Rule 13e-3, cause to be mailed to you a copy of all information required to be given to you pursuant to such Rule 13e-3. The information required to be given under this paragraph shall be in addition to and not in lieu of any other information required to be given by the Company pursuant to this Section 14.6 or any other provision of this Agreement.

14.7.  TAXES ON CONVERSIONS.

              The Company will pay any and all stamp or similar taxes that may be payable in respect of the issuance or delivery of shares of Common Stock on conversion of all or any portion of the Note pursuant hereto. The Company shall not, however, be required to pay any tax which may be payable in respect of any transfer involved in the issuance and delivery of shares of Common Stock in a name other than you to be converted.

14.8.  FRACTIONAL SHARES.

              No fractional shares or scrip representing fractional shares shall be issued upon the conversion of the Note. If any such conversion would otherwise require the issuance of a fractional share an amount equal to such fraction multiplied by the current market price per share of Common Stock (determined as provided in paragraph (g) of Section 14.4 hereof) on the day of conversion shall be paid in cash by the Company.

14.9.  PROVISIONS IN CASE OF CONSOLIDATION, MERGER OR SALE OF ASSETS.

              In case of any consolidation of the Company with, or merger of the Company into, any other corporation or trust, or in case of any merger of another corporation or trust into the Company (other than a merger which does not result in any reclassification, conversion, exchange or cancellation of outstanding shares of Common Stock of the Company), or in case of any sale, transfer or other disposition of all or substantially all of the assets of the Company, the corporation or trust formed by such consolidation or resulting from such merger or which acquires such assets, as the case may be, shall agree that you shall have the right thereafter, during the period the Note shall be convertible as specified in
Section 14.1 hereof to convert such Note only into the kind and amount of securities, cash and other property receivable upon such consolidation, merger, sale or transfer by a holder of the number of shares of Common Stock of the Company into which the Note might have been converted immediately prior to such consolidation, merger, sale or transfer, assuming such holder of Common Stock
(i) is not a Person with which the Company consolidated or into which the Company merged or which merged into the Company or to which such sale or transfer was made, as the case may be (a "Constituent Person"), or an Affiliate of a Constituent Person and (ii) failed to exercise his rights of election, if any, as to the kind or amount of securities, cash and other property receivable upon such consolidation, merger, sale or transfer (provided that if the kind or amount of securities, cash and other property receivable upon such consolidation, merger, sale or transfer is not the same for each share of Common Stock held immediately prior to such consolidation, merger, sale or transfer by other than a Constituent Person or an Affiliate thereof and in respect of which such rights of election shall not have been exercised ("non-electing share"), then for the purpose of this Section 14.9 the kind and amount of securities, cash and other property receivable upon such consolidation, merger, sale or transfer by each non-electing share shall be deemed to be the kind and amount so receivable per share by a plurality of non-electing shares).

14.10. COVENANT TO RESERVE SHARES.

              The Company covenants that it will at all times reserve and keep available, free from preemptive rights, out of its authorized shares of Common Stock, solely for the purpose of issuance upon conversion of the Note as herein provided, such number of shares of Common Stock as shall then be issuable upon the conversion of the Note. The Company covenants that all shares of Common Stock which shall be so issuable shall be, when issued in accordance with the Note and this Agreement, duly and validly issued and fully paid and nonassessable.

15.    SURVIVAL OF REPRESENTATIONS AND WARRANTIES; ENTIRE AGREEMENT.

              All representations and warranties contained herein shall survive the execution and delivery of this Agreement and the Note, the purchase by you of the Note or interest therein and the payment of the Note. Subject to the preceding sentence, this Agreement and the Note embodies the entire agreement and understanding between you and the Company and supersede all prior agreements and understandings relating to the subject matter hereof.

16.    AMENDMENT AND WAIVER.

16.1.  REQUIREMENTS.

              Subject to Section 20.7(d), this Agreement and the Note may be amended, and the observance of any term hereof or of the Note may be waived (either retroactively or prospectively), with (and only with) the written consent of the Company and the Majority Lenders.

16.2.  BINDING EFFECT, ETC.

              No course of dealing between the Company and you nor any delay in exercising any rights hereunder or under the Note shall operate as a waiver of any of your rights. As used herein, the term "THIS AGREEMENT" and references thereto shall mean this Agreement as it may from time to time be amended or supplemented.

17.    NOTICES.

              All notices and communications provided for hereunder shall be in writing and sent (a) by telecopy if the sender on the same day sends a confirming copy of such notice by a recognized overnight delivery service (charges prepaid), or (b) by registered or certified mail with return receipt requested (postage prepaid), or (c) by a recognized overnight delivery service (with charges prepaid). Any such notice must be sent:

                     (i) if to you or your nominee, to you or it at c/o Angelo, Gordon & Co. to the attention of David Roberts, or at such other address as you or it shall have specified to the Company in writing,

                     (ii) if to the company, to the Company at its address set forth at the beginning hereof to the attention of the Chief Financial Officer, or at such other address as the Company shall have specified to you in writing.

Notices under this Section 17 will be deemed given only when actually received.

18.    REPRODUCTION OF DOCUMENTS.

              This Agreement and all documents relating thereto, including, without limitation, (a) consents, waivers and modifications that may hereafter be executed, (b) documents received by you at the Closing (except the Note), and
(c) financial statements, certificates and other information previously or hereafter furnished to you, may be reproduced by you by any photographic, photostatic, microfilm, microcard, miniature photographic or other similar process and you may destroy any original document so reproduced. The Company agrees and stipulates that, to the extent permitted by applicable law, any such reproduction shall be admissible in evidence as the original itself in any judicial or administrative proceeding (whether or not the original is in existence and whether or not such reproduction was made by you in the regular course of business) and any enlargement, facsimile or further reproduction of such reproduction shall likewise be admissible in evidence. This Section 18 shall not prohibit the Company or you from contesting any such reproduction to the same extent that it could contest the original, or from introducing evidence to demonstrate the inaccuracy of any such reproduction.

19.    CONFIDENTIAL INFORMATION.

              For the purposes of this Section 19, "Confidential Information" means material, nonpublic information delivered to you by or on behalf of the Company or any Subsidiary in connection with the transactions contemplated by or otherwise pursuant to this Agreement, PROVIDED that such term does not include information that (a) was publicly known or otherwise known to you prior to the time of such disclosure, (b) subsequently becomes publicly known through no act or omission by you or any person acting on your behalf, (c) otherwise becomes known to you other than through disclosure by the Company or any Subsidiary or
(d) constitutes financial statements delivered to you under Section 7.1 that are otherwise publicly available. You will maintain the confidentiality of such Confidential Information in accordance with procedures adopted by you in good faith to protect confidential information of third parties delivered to you, provided that you may deliver or disclose Confidential Information to (i) your directors, officers, managers, employees, agents, attorneys and affiliates of each of them (to the extent such disclosure reasonably relates to the administration of the investment represented by your Note), (ii) your officers, directors, employees, managers, financial advisors and other professional advisors who agree to hold confidential the Confidential Information substantially in accordance with the terms of this Section 19, (iii) any federal or state regulatory authority having jurisdiction over you, or (iv) any other Person to which such delivery or disclosure is determined by your counsel to be necessary (w) to effect compliance with any law, rule, regulation or order applicable to you, (x) in response to any subpoena or other legal process, (y) in connection with any litigation to which you are a party or (z) if an Event of Default has occurred and is continuing, but solely to the extent your counsel reasonably determines to be necessary or appropriate in the enforcement or for the protection of the rights and remedies under your Note and this Agreement. If you or any of your representatives or affiliates are requested or required (by oral questions, interrogatories, requests for information or documents, subpoena, civil investigative demand, any informal or formal investigation by any government or governmental agency or authority or other process) to disclose any Confidential Information, you will provide the Company with prompt written notice of any such request or requirement (including the terms of, and circumstances surrounding, such request) so that the Company or any of its Subsidiaries may seek an appropriate protective order or other appropriate remedy and/or waive compliance with the provisions of this Agreement, the party subject to such request will disclose only that portion of the Confidential Information which it is advised by counsel is legally required and will exercise reasonable efforts to obtain reliable assurance that confidential treatment will be accorded the Confidential Information. The obligations provided in this
Section 19 shall survive termination of this Agreement and repayment or conversion of the Note.

20.    MISCELLANEOUS.

20.1.  SUCCESSORS AND ASSIGNS.

              All covenants and other agreements contained in this Agreement by or on behalf of any of the parties hereto bind and inure to the benefit of their respective successors and permitted assigns whether so expressed or not.

20.2.  PAYMENTS DUE ON NON-BUSINESS DAYS.

              Anything in this Agreement or the Note to the contrary notwithstanding, any payment of principal of or interest on the Note that is due on a date other than a Business Day shall be made on the next Succeeding Business Day without including the additional days elapsed in the computation of the interest payable on such next succeeding Business Day.

20.3.  SEVERABILITY.

              Any provision of this Agreement that is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof, and any such prohibition or unenforceability in any jurisdiction shall (to the full extent permitted by law) not invalidate or render unenforceable such provision in any other jurisdiction.

20.4.  CONSTRUCTION.

              Each covenant contained herein shall be construed (absent express provision to the contrary) as being independent of each other covenant contained herein, so that compliance with any one covenant shall not (absent such an express contrary provision) be deemed to excuse compliance with any other covenant. Where any provision herein refers to action to be taken by any Person, or which such Person is prohibited from taking, such provision shall be applicable whether such action is taken directly or indirectly by such Person.

20.5.  COUNTERPARTS.

              This Agreement may be executed in any number of counterparts, each of which shall be an original but all of which together shall constitute one instrument. Each counterpart may consist of a number of copies hereof, each signed by less than all, but together signed by all, of the parties hereto.

20.6.  GOVERNING LAW.

              This Agreement shall be construed and enforced in accordance with, and the rights of the parties shall be governed by, the law of the State of New York excluding choice-of-law principles of the law of such State that would require the application of the laws of a jurisdiction other than such State.

20.7.  ASSIGNMENTS AND RESTRICTIONS ON TRANSFERS.

              (a) The Company may not assign any of its rights or obligations hereunder or under the Note without your prior consent; PROVIDED, HOWEVER, that the Company may assign any of its rights or obligations hereunder pursuant to a merger or other transaction permitted under
       Section 10.2 hereof.

              (b)    Except as otherwise  permitted by this Section  20.7(b) the
       Note issued under this Agreement, including each Note issued upon the transfer or exchange of any Note, shall be stamped or otherwise imprinted with a legend in the following form:

              "This Note has not been registered under the Securities Act of 1933, as amended (the "Act") or any other applicable securities law and may not be transferred in the absence of such registration or an exemption therefrom under the Act and compliance with any other applicable securities laws. This Note may be transferred only in compliance with the conditions specified in the Note Purchase Agreement referred to in this Note, a complete and correct copy of the form of which is available for inspection at the principal office of Riddell Sports Inc., c/o Varsity Spirit Corporation, 2525 Horizon Lake, Memphis, Tennessee 38133.

              (c) So long as the following provisions of this Section 20.7(c) are complied with, you may assign to any transferee any of your interest in the Notes, PROVIDED, that any such partial assignment shall be in an amount at least equal to $60,000 and an integral multiple of 12,000.

                     (i) In connection with any transfer of any Note which is not registered under an effective registration statement under the Securities Act, the holder thereof shall provide the Company with confirmation in a manner reasonably satisfactory to the Company that such transfer does not require registration under the Securities Act or the qualification of an indenture under the Trust Indenture Act of 1939, as amended. Such holder shall provide the Company if reasonably requested with an opinion of counsel reasonably satisfactory to the Company and experienced in rendering opinions on matters of United States Federal securities law to the effect of the foregoing and such other written information and representation as the Company may reasonably request, and each transferee shall have agreed in writing to be bound by all the restrictions on transfer of the Notes contained in this Section 20.7(c).

                     (ii) No Note shall be transferred unless, prior to such transfer, the proposed transferee shall confirm in writing to the Company the accuracy as to such proposed transferee of at least one or more of the representations set out in Sections 20.7(c)(iii) or 20.7(c)(iv) and, if such representation requires such proposed transferee to identify to the

              Company the name of one or more "employee benefit plans" (as such term is defined in subsection 20.7(f), the Company shall be reasonably satisfied that such transfer does not involve a transaction which is subject to the prohibitions of Section 406 of ERISA or in connection with which a tax would be imposed pursuant to Section 4975 of the Code, and the Company shall confirm such satisfaction in writing to such proposed transferee.

                     (iii) one or more of the following representations will satisfy Section 20.7(c)(ii):

                            (A) "You represent that (1) you are purchasing the Note for your own account or for one or more separate accounts maintained by you or for the account of one or more affiliated institutional investors on whose behalf you have authority to make this representation for investment and not with a view to the distribution thereof or with any present intention of distributing or selling any portion or the Note, PROVIDED that the disposition of your -------- or their property shall at all times be within your or their control and (2) you (and each Person on whose behalf you are acting hereunder) are an institutional "accredited investor" within the meaning of Rule 501(a) under the Securities Act. You understand that the Note has not been registered under the Securities Act and may be resold only if registered pursuant to the provisions thereof or pursuant to an exemption from registration thereunder and in accordance with any other applicable securities laws and the provisions of Section 20.7(c) hereof;

                            (B) "You represent that one or more of the following statements is individually or collectively, as the case may be, an accurate representation as to the source of all the funds to be used by you to pay the purchase price or portion of the Note purchased by you hereunder:

                                   (1) if you are an insurance company, all or a part of such funds constitute assets allocated to a general asset account (within the meaning of the Department of Labor ("DOL") regulations under ERISA and the DOL Interpretive Bulletin 75-2, 29 C.F.R. 2509 75-2 (Nov. 13, 1986)), maintained by you, which is not a separate account (within the meaning of ERISA and the regulations thereunder); or

                                   (2) if you are an insurance company, to the extent that any part of such funds constitutes assets allocated to any separate account maintained by you, (x) such separate account is a "pooled separate account" within the meaning of Prohibited Transaction Class Exemption ("PTE") 90-1, in which case you have disclosed to the Issuer in writing the names of each employee benefit plan whose assets in such separate account exceed 10% of the total assets of such account as of the date of such purchase (and for the purposes of this subsection (b) , all employee benefit by the same employer or employee organization are deemed to be a single plan), and every relevant requirement of PTE 90-1 specifically applicable to you which is required to be satisfied as of the date of such purchase will be satisfied in all material respects as of such date of purchase or
                            (y) such separate account contains only the assets of a specific employee benefit plan, complete and accurate information as to the identity of which you have delivered to the Issuer in writing; or

                                   (3) if you are a "qualified professional asset manager" or "QPAM" (within the meaning of Part V of Prohibited Transaction Class Exemption 84-14 (the "QPAM Exemption")) of such funds which constitute assets of an "investment fund" (within the meaning of Part V of the QPAM exemption) managed by you, every relevant requirement of the QPAM Exemption specifically applicable to you which is required to be satisfied as of the date of such purchase will be satisfied in all material respects as of the date of such purchase; or

                                   (4)  if  you  are  other  than  an  insurance
                            company or a QPAM, all or a portion of such funds consists of funds which do not constitute "plan assets" of any employee benefit plan and the remaining portion, if any, of such funds consists of funds which may be deemed to constitute "plan assets" of one or more specific employee benefit plans, complete and accurate information as to the identity of each of which you have delivered to the Issuer in writing.

              As used in this section 20.7(c)(iii), the term "employee benefit plan" shall mean any employee benefit plan subject to Section 406 of ERISA and any employee benefit plan or individual retirement account subject to Section 4975 of the Code, the term "separate account" shall have the meaning assigned to it in section 3 of ERISA and the term "plan assets" shall have the meaning assigned to it in section 2510.3-101 of the Department of Labor regulations under ERISA.

                     (iv)   In the event of an  assignment of any portion of the
              Note in accordance with the above, you shall identify the assignee and the amount of Note assigned and the assignee shall execute an appropriately completed counterpart of this Agreement (as then in effect), and the assignee shall be bound to this Agreement as if an original party hereto and shall have, to the extent of such assignment (unless otherwise provided in such assignment), the obligations, rights and benefits of a lender hereunder holding the Note (or portions thereof) assigned to it (in addition to the portion, if any, theretofore held by such assignee). In connection with the assignment by you of all or any portion of your interest in the Note to another Person, upon request of you or such Person, the Company will execute and deliver a Note or Notes in substantially the form of Exhibit A hereto, as appropriate (as such form of Note may have been amended, endorsed, modified, extended, exchanged, or renewed), dated the day after the last day through which interest shall have been paid on the Note, payable to the order of such Person in an aggregate principal amount equal to the portion of the Note so assigned and otherwise duly completed, and the assigning lender shall make a notation on related Note held by it as to the principal amount of the Note so assigned. In the event of any assignment pursuant to this Section 20.7 (c), as used in this Agreement, the term "Note" shall include any Note delivered to such assignee and the term "you" shall include such assignee (except that provisions specifying the principal amount of the Note owned or acquired by such assignee or any other holder shall be deemed to refer to the principal amount of the Note so acquired by such holder).

              (d) Notices, written instruments, waivers or consents pursuant to Section 11 (notice of Event of Default) ; Section 12 (notice of acceleration); Section 16.1 (amendments/waivers) and 20.7 (assignment) are of no force and effect or validity unless evidenced by an instrument in writing signed by the Majority Lenders; PROVIDED, HOWEVER, that any modification or waiver changing the date fixed for payment of principal or interest on the Note, or reducing the amount of payment of principal of, interest on, redemption price, Repurchase Price or Conversion Price of the Note, or amending the other provisions of Section 14 in a manner adverse to the holders or amending this Section 20.7(d) or the definition of "Majority Lenders" or releasing the Subordinated Guaranty in full shall not be effective against any holder affected thereby unless contained in an instrument in writing signed by such holders.

20.8.  LOST NOTE.

              Upon receipt by the Company of evidence satisfactory to it of the loss, theft, destruction or mutilation of the Note, and (in case of loss, theft or destruction) of indemnity satisfactory to it (any holder's undertaking to be satisfactory indemnity in case of loss, theft or destruction of any Note owned by such holder), and upon reimbursement to the Company of all reasonable expenses incidental thereto, and upon surrender and cancellation of such Note, if mutilated, the Company will pay any unpaid principal and interest then or theretofore due and payable on the Note so lost, stolen, destroyed or mutilated, and will deliver in lieu thereof a new Note in the remaining unpaid principal amount thereof and carrying the same rights to interest (unpaid and to accrue).

20.9.  REGISTRATION, TRANSFER AND EXCHANGE OF THE NOTE.

              The Company will keep at its principal office a register in which it will provide for the registration and registration of transfer of the Note, at its own expense (excluding transfer taxes). If the Note is surrendered at said office or at the place of payment named in the Note for registration of transfer or exchange (accompanied in the case of registration of transfer of a registered Note by written instrument of transfer in form satisfactory to the Company duly executed by or on behalf of the holder) the Company, at its expense, will deliver in exchange one or more new Notes in any denominations (multiples of $1,000) as requested by the holder, for the aggregate unpaid principal amount. Each such new Note shall be payable to such person as such holder may request. Any Note issued in a transfer or exchange shall carry the same rights to interest (unpaid and to accrue) carried by the Note or Notes so transferred or exchanged so that there will not be any loss or gain of interest on the Note or Notes surrendered.

20.10. EQUITABLE RELIEF.

              It is understood and agreed that the Company and its Subsidiaries will be irreparably injured by a breach of Section 19 of this Agreement by you or your respective representatives or affiliates, that money damages would not be a sufficient remedy for any such breach and that the Company and its Subsidiaries shall be entitled to equitable relief, including injunctive relief and specific performance, as a remedy for any such breach (which shall not be the exclusive remedy for breach of this agreement). You agree to waive, and to instruct your representatives to waive, any requirement for the securing or posting of any bond in connection with such remedy.

20.11. EXPENSES.

              The Company shall pay Angelo, Gordon & Co. on demand and upon delivery of invoices or other evidence of such expenses, as reimbursement for reasonable legal fees and expenses of it and its counsel, Akin, Gump, Strauss, Hauer & Feld LLP, incurred in negotiating this Agreement and the Note. The Company shall also pay the reasonable costs and expenses of one counsel representing you and all other holders of the Note in connection with any amendment of or waiver to the terms of this Agreement; PROVIDED, that the Company is delivered invoices and other evidences of such expenses.

              If you are in agreement with the foregoing, please sign the accompanying counterpart of this Agreement and return it to the Company, whereupon the foregoing shall become a binding agreement between you and the Company

                                         Very truly yours,

                                         Riddell Sports Inc.


                                         By:      /s/ John Nichols
                                                  ------------------------------
                                                  Name:  John Nichols
                                                  Title: Chief Financial Officer


The foregoing is hereby agreed to as of the date thereof.

Silver Oak Capital, L.L.C.



By: /s/ Michael L. Gordon
    --------------------------------------------
    Name:    Michael L. Gordon
    Title:   Authorized Signatory

                                   SCHEDULE A

                                  DEFINED TERMS

              As used herein, the following terms have the respective meanings set forth below or set forth in the Section hereof following such term:

              "AFFILIATE"  means,  at any time,  and with respect to any Person,
(a) any other Person that at such time directly or indirectly through one or more intermediaries Controls, or is Controlled by, or is under common Control with, such first Person, and (b) any Person beneficially owning or holding, directly or indirectly, 10% or more of any class of voting or equity interests of the Company or any Subsidiary or any corporation of which the Company and its Subsidiaries beneficially own or hold, in the aggregate, directly or indirectly, 10% or more of any class of voting or equity interests. As used in this definition, "CONTROL" means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of a Person, whether through the ownership of voting securities, by contract or otherwise. Unless the context otherwise clearly requires, any reference to an "Affiliate" is a reference to an Affiliate of the Company.

              "AFFILIATE TRANSACTION" means any transaction or group of related transactions (including without limitation the purchase, lease, sale or exchange of properties of any kind or the rendering of any service) with any Affiliate (other than the Company or another wholly-owned Subsidiary) and other than any payments which are salaries, director's fees, bonuses, stock options issued under the Company's Incentive Stock Option Plans, expense reimbursement or other payments of a similar nature. A transaction which would be a Change of Control but for the fact that it is with a Permitted Holder shall not be deemed to be an Affiliate Transaction.

              "BANK OF AMERICA LOAN AGREEMENT" means that certain Amended and Restated Loan, Guaranty and Security Agreement, dated as of April 20, 1999, by and among Bank of America, N.A., the lenders named therein, the borrowers named therein and the guarantors named therein, as same has been and may in the future be amended from time to time.

              "BUSINESS DAY" means any day other than a Saturday, a Sunday or a day on which commercial banks in New York City are required or authorized to be closed.

              "CAPITAL LEASE" means, at any time, a lease with respect to which the lessee is required concurrently to recognize the acquisition of an asset and the incurrence of a liability in accordance with GAAP.

              "CHANGE  OF  CONTROL"  means an event or series of events by which
(i) any "person" (as such term is used in Sections 13(d) and 14(d) of the Exchange Act) other than a Permitted Holder is or becomes the "beneficial owner" (as defined in Rules 13d-3 and 13d-5 under the Exchange Act, except that a person shall be deemed to have "beneficial ownership" of all shares that any such person has the right to acquire, whether such right is exercisable immediately or only after the passage of time), directly or indirectly, of more than 30% of the total voting power of all classes of capital stock then outstanding of the Company normally entitled to vote in elections of directors ("Voting Shares"), provided that the Permitted Holders "beneficially own" (as so defined) a lesser percentage of the Voting Shares than such other person and do not have the right or ability by voting power, contract or otherwise to elect or designate for election a majority of the Board of Directors of the Company; (ii) the Company consolidates with or merges into another corporation or conveys, transfers, or transfers or leases all or substantially all of its assets to any person, or any corporation consolidates with or merges into the Company, in either event pursuant to a transaction in which the outstanding Voting Shares of the Company are changed into or exchanged for cash, securities or other property, other than any such transaction between the Company and a wholly-owned Subsidiary; or (iii) on the date, the individuals who at the beginning of the two-year period immediately preceding such date constituted the Company's Board of Directors (together with any new directors whose election by the Company's Board of Directors, or whose nomination for election by the Company's shareholders, was approved by a vote of at least 66 2/3% of the directors then still in office who were either directors at the beginning of such period or whose election or nomination for election was previously so approved) cease for any reason to constitute a majority of the directors then in office.

              "CLOSING" is defined in Section 3.

              "CLOSING DATE" is defined in Section 3.

              "CLOSING PRICE" means with respect to the shares of the Company's Common Stock on any day, (i) the closing price of the Company's Common Stock as reported by the National Market System of the National Association of Securities Dealers automated quotation system ("NASDAQ") on such day, or, (ii) if there were no sales on such day, the average of the bid and asked prices at the end of such day or, (iii) if there was no bidding on such day, then the last closing price reported on NASDAQ, or (iv) if the Company's Common Stock is not traded on the NASDAQ market, the closing price on the national securities exchange on which the shares of such stock are listed or admitted to trading or, if such shares are not listed or admitted to trading on any national securities exchange, the average of the last reported closing bid and asked prices as furnished by any New York Stock Exchange member firm selected from time to time by the Company for that purpose.

              "CODE" means the Internal Revenue Code of 1986, as amended from time to time, and the rules and regulations promulgated thereunder from time to time.

              "COMMON STOCK" means the Company's Common Stock, par value $0.01 per share.

              "COMPANY" means Riddell Sports Inc., a Delaware corporation.

              "CONFIDENTIAL INFORMATION" is defined in Section 19.

              "CONVERSION PRICE" initially means $4.42 per share or, in case an adjustment of such price has taken place pursuant to the provisions of Section
14.4 hereof, then at the price as last adjusted.

              "DEFAULT" means an event or condition the occurrence or existence of which would, with the lapse of time or the giving of notice or both, become an Event of Default.

              "ENVIRONMENTAL LAWS" means any and all Federal, state, local, and foreign statutes, laws, regulations, ordinances, rules, judgments, orders, decrees, permits, concessions, grants, franchises, licenses, agreements or governmental restrictions relating to pollution and the protection of the environment or the release of any materials into the environment, including but not limited to those related to hazardous substances or wastes, air emissions and discharges to waste or public systems.

              "ERISA" means the Employee Retirement Income Security Act of 1974, as amended from time to time, and the rules and regulations promulgated thereunder from time to time in effect.

              "ERISA AFFILIATE" means any trade or business (whether or not incorporated) that is treated as a single employer together with the Company under section 414 of the Code.

              "EVENT OF DEFAULT" is defined in Section 11.

              "EXCHANGE ACT" means the Securities Exchange Act of 1934, as amended.

              "EXISTING NOTE" is defined in Section 2.

              "GAAP" means generally accepted accounting principles as in effect from time to time in the United States of America.

              "GOVERNMENTAL AUTHORITY" means

              (a)    the government of

                     (i) the United States of America or any State or other political subdivision thereof, or

                     (ii) any jurisdiction in which the Company or any Subsidiary conducts all or any part of its business, or which asserts jurisdiction over any properties of the Company or any subsidiary, or

              (b) any entity exercising executive, legislative, judicial, regulatory or administrative functions of, or pertaining to, any such government.

              "GUARANTORS" means Varsity Spirit Corporation International Logos, Inc., Varsity/Intropa Tours, Inc., and Varsity USA Inc., Tennessee corporations; Varsity Spirit Fashions and Supplies, Inc., a Minnesota corporation; Varsity.com, Inc., a Delaware corporation; and all future Subsidiaries of the Company and its Subsidiaries pursuant to Section 9.7 hereof.

              "GUARANTY"  means,  with  respect to any  Person,  any  obligation
(except the endorsement in the ordinary course of business of negotiable instruments for deposit or collection) of such Person guaranteeing or in effect guaranteeing any indebtedness, dividend or other obligation of any other Person in any manner, whether directly or indirectly, including (without limitation) obligations incurred through an agreement, contingent or otherwise, by such
Person:

              (a) to purchase such indebtedness or obligation or any property constituting security therefor;

              (b) to advance or supply funds (i) for the purchase or payment of such indebtedness or obligation, or (ii) to maintain any working capital or other balance sheet condition or any income statement condition of any other Person or otherwise to advance or make available funds for the purchase or payment of such indebtedness or obligation;

              (c) to lease properties or to purchase properties or services primarily for the purpose of assuring the owner of such indebtedness or obligation of the ability of any other Person to make payment of the indebtedness or obligation; or

              (d) otherwise to assure the owner of such indebtedness or obligation against loss in respect thereof.

       In any computation of the indebtedness or other liabilities of the obligor under any Guaranty, the indebtedness or other obligations that are the subject of such Guaranty shall be assumed to be direct obligations of such obligor.

              "HOLDER" or "HOLDER" means, with respect to any Note, the Person in whose name such Note is registered in the register maintained by the Company pursuant to Section 20.9.

              "INCENTIVE STOCK OPTION PLANS" shall mean the Company's 1991 Stock Option Plan, as amended from time to time, and each successor or supplemental plan to such plan pursuant to which the Company may from time to time grant stock options (including Incentive Stock Options (as defined in Sections 421 and 422A of the Code)) to its directors, key employees and consultants or other employees as compensation or incentive for providing services to the Company or its Subsidiaries.

              "INDEBTEDNESS" with respect to any Person means, at any time, without duplication,

              (a) its liabilities for borrowed money and its redemption obligations in respect of mandatorily redeemable Preferred Stock;

              (b) its liabilities for the deferred purchase price of property acquired by such Person (excluding accounts payable arising in the ordinary course of business but including all liabilities created or arising under any conditional sale or other title retention agreement with respect to any such property);

              (c)    all   liabilities   appearing  on  its  balance   sheet  in
       accordance with GAAP in respect of Capital Leases;

              (d) all liabilities for borrowed money secured by any Lien with respect to any property owned by such Person (whether or not it has assumed or otherwise become liable for such liabilities);

              (e) all its liabilities in respect of letters of credit or instruments serving a similar function issued or accepted for its account by banks and other financial institutions (whether or not representing obligations for borrowed money);

              (f)    Swaps of such Person; and

              (g) any Guaranty of such Person with respect to liabilities of a type described in any of clauses (a) through (f) hereof.

Indebtedness of any Person shall include all obligations of such Person of the character described in clauses (a) through (g) to the extent such Person remains legally liable in respect thereof notwithstanding that any such obligation is deemed to be extinguished under GAAP.

              "INTEREST PAYMENT DATE" means May 1 and November 1, commencing November 1, 2001.

              "LIEN" means, with respect to any Person, any mortgage, lien, pledge, charge, security interest or other encumbrance, or any interest or title of any vendor, lessor, lender or other secured party to or of such Person under any conditional sale or other title retention agreement or Capital Lease, upon or with respect to any property or asset of such Person (including in the case of stock, stockholder agreements, voting trust agreements and all similar arrangements).

              "LITIGATION DEBT" means any and all notes (other than the Note), guarantees, debentures, bonds and other debt securities and other indebtedness created, incurred, assumed or suffered to exist, evidenced by a note or other written obligation, to satisfy in full or part any and all awards, judgments, settlements or other dispositions, fines or similar amounts (including without limitation, legal fees) arising out of any litigation, arbitration or other judicial or administrative proceeding or threatened proceeding in which the Company or any of its Subsidiaries, is or is threatened to be made a party (collectively "Actions") or to obtain any appeal bond or injunctive relief bond in connection with any Action.

              "MAJORITY LENDERS" means at any time Persons holding more than 50% of the aggregate outstanding principal amount of the Note (excluding Notes held by the Company or any Affiliate)

              "MATERIAL" means material in relation to the business, operations, affairs, financial condition, assets, properties, or prospects of the Company and its Subsidiaries taken as a whole.

              "MATERIAL ADVERSE EFFECT" means a material adverse effect on (a) the business, operations, affairs, financial condition, assets, prospects or properties of the Company and its Subsidiaries taken as a whole, or (b) the ability of the Company to perform its obligations under this Agreement and the Note or (c) the validity or enforceability of this Agreement, the Registration Rights Agreement or the Note. .

              "MERGER AGREEMENT" shall mean that certain Agreement and Plan of Merger, dated as of May 5, 1997, by and among the Company, Varsity Spirit Corporation and certain other parties named therein.

              "MLC" means M.L.C. Partners Limited Partnership, a Delaware limited partnership, and any successor to such entity.

              "MULTIEMPLOYER PLAN" means any Plan that is a "multiemployer plan" (as such term is defined in section 4001(a)(3) of ERISA).

              "NOTE" means $7,500,000 aggregate principal amount of the Company's 4.10% Convertible Subordinated Note due November 1, 2007, and including any such notes issued pursuant to Section 14.2 or an assignment permitted under Section 20 hereof.

              "OFFICER'S CERTIFICATE" means a certificate of a Senior Financial Officer or of any other officer of the Company whose responsibilities extend to the subject matter of such certificate.

              "ORIGINAL EFFECTIVE DATE" means October 30, 1996.

              "PBGC" means the Pension Benefit Guaranty Corporation referred to and defined in ERISA or any successor thereto.

              "PERMITTED HOLDERS" means any Person who was a partner or affiliate of MLC, or any Person who is or was a member of a "group" with MLC for purposes of Rule 13-d(3) under the Securities Exchange Act of 1934, as amended.

              "PERMITTED LIENS" means (i) Liens for taxes not delinquent or for taxes being contested in good faith by appropriate proceedings or as to which adequate financial reserves have been established on the books and records of the Company or the appropriate Subsidiary; (ii) Liens (other than any Lien imposed by ERISA) created and maintained in the ordinary course of business of the Company or any of its Subsidiaries which are not material in the aggregate, and which could not reasonably be expected to have a Material Adverse Effect; (iii) Liens of the Company or any of its Subsidiaries affecting real property which constitute minor survey exceptions or defects or irregularities in title, minor encumbrances, easements or reservations of, or rights of others for, rights of way, sewers, electric lines, telegraph and telephone lines and other similar purposes, or zoning or other restrictions as to the use of such real property; and (iv) Liens set forth on
Schedule 5.15 hereto.

              "PERSON" means an individual,  partnership,  corporation,  limited
liability  company,  association,   trust,  unincorporated  organization,  or  a
government or agency or political subdivision thereof.

              "PLAN" means an "employee benefit plan" (as defined in section 3(3) of ERISA) that is or, within the preceding five years, has been established or maintained, or to which contributions are or, within the preceding five years, have been made or required to be made, by the Company or any ERISA Affiliate or with respect to which the Company or any ERISA Affiliate may have any liability.

              "PREFERRED STOCK" means any class of capital stock of a corporation that is preferred over any other class of capital stock of such corporation as to the payment of dividends or the payment of any amount upon liquidation or dissolution of such corporation.

              "PRIME RATE" means the rate designated by Bank of America, N.A. (or the Company's other principal lender) from time to time as its prime or reference rate in the United States of America, such rate to change as and when such designated rate changes, which rate may not be the lowest rate charged by to any of its customers.

              "PROHIBITED TRANSACTION" shall mean any transaction involving any Plan which is proscribed by Section 406 of ERISA or Section 4975 of the Code.

              "PROPERTY" or "PROPERTIEs" means, unless otherwise specifically limited, real or personal property of any kind, tangible or intangible, choate or inchoate.

              "QPAM EXEMPTION" means Prohibited Transaction Class Exemption 8414 issued by the United States Department of Labor.

              "RECORD DATE" means 15 days before each Interest Payment Date.

              "REGISTRATION RIGHTS AGREEMENT" means that agreement between the Company and the Holders in the form of Exhibit 4.8 hereto.

              "REPURCHASE DATE" shall have the meaning specified in Section 8.5 hereof.

              "REPURCHASE EVENT" means a Change of Control unless all of the consideration in the transaction giving rise to such Change of Control to the holders of Common Stock consists of cash and securities that are, or immediately upon issuance will be, listed on a national securities exchange or quoted on the Nasdaq National Market, or a combination of cash and such securities, and the aggregate fair market value of such consideration (which, in the case of such securities, shall be equal to the average of the daily Closing Price of such securities during the ten consecutive Trading Days commencing with the sixth Trading Day following consummation of such transaction) is at least 105% of the conversion price of the Note in effect on the date immediately preceding the closing date of such transaction.

              "REPURCHASE OFFER" shall have the meaning specified in Section 8.6 hereof.

              "REPURCHASE PRICE" shall have the meaning specified in Section 8.5 hereof.

              "RESPONSIBLE OFFICER" means any Senior Financial Officer and any other officer of the Company with responsibility for the administration of the relevant portion of this agreement

              "SECURITIES ACT" means the Securities Act of 1933, as amended from time to time.

              "SENIOR FINANCIAL OFFICER" means the chief financial officer, principal accounting officer, treasurer or comptroller of the Company.

              "SENIOR INDEBTEDNESS" means the principal of and premium, if any, interest, charges and fees on the following, whether outstanding at the date hereof or hereafter created, incurred, assumed or suffered to exist:

              (a) Indebtedness, whether secured or unsecured, or partially secured and partially unsecured, evidenced by obligations under the Bank of America Loan Agreement, and any extension, refunding, supplement, restructuring, replacement (including without limitation any full or partial replacement or supplement involving another lender and an increase to the aggregate principal amount), refinancing, renewal, amendment (including without limitation an amendment increasing the aggregate principal amount) or other modification of any kind thereto (collectively, "Renewals");

              (b) Indebtedness that would appear on the consolidated balance sheet of the company (prepared in accordance with GAAP) as short or long term Indebtedness or that would appear in the notes to such balance sheet as a Guaranty of short or long term Indebtedness of any Subsidiary that has been incurred in consideration of cash advanced after the date hereof to the Company or any wholly-owned Subsidiary;

              (c) any and all other Indebtedness, notes (other than the Note), guarantees, debentures, bonds and other debt securities and other indebtedness, and any and all obligations to advance funds to, or purchase assets, property or services from, any other Person (but excluding trade debt and accounts payable arising in the ordinary course of business) evidenced by a note or other written obligation, in each case whether secured or unsecured, or partially secured and partially unsecured, created, incurred, assumed, or suffered to exist, in connection with the purchase or lease of any assets (including without limitation securities) of any other Person by the Company or any of its Subsidiaries; and

              (d) any and all Litigation Debt, provided, however, that so long as (i) at least $3,750,000 aggregate principal amount of the Note is outstanding, and (ii) Angelo, Gordon Co. owns or controls at least 50% of the outstanding principal amount of the Note either directly or through its ownership of the membership interests or similar capital or equity interests in Silver Oak or otherwise, then the aggregate principal amount of any Litigation Debt at any one time outstanding which may be Senior Indebtedness shall not exceed $2,000,000.

              The term "Senior Indebtedness" shall also mean and include, insofar as it relates to indebtedness for borrowed money from institutions which in the ordinary course of their business loan money, the costs and expenses, if any, reasonably incurred by holders of Senior Indebtedness in negotiating and consummating such indebtedness, amendments, modification, replacement, supplement, renewals, extensions, restructurings, refinancings or refundings of Senior Indebtedness or the enforcement or collection of Senior Indebtedness, including legal fees (including without limitation the reasonable estimate of the allocable cost of in-house legal counsel), to the extent the Company or any of its Subsidiaries is obligated therefor. Notwithstanding anything to the contrary in the foregoing, Senior Indebtedness shall not mean indebtedness of the Company to any Subsidiary for money borrowed or advances from such Subsidiary other than a guarantee or assumption of the indebtedness of any Subsidiary which would otherwise constitute Senior Indebtedness. The term "Senior Indebtedness" shall not include (i) any Indebtedness outstanding as of the date hereof other than that under the Bank of America Loan Agreement; (ii) Indebtedness that is expressly junior or subordinate to any other Indebtedness;
(iii) any liability for federal, state or local taxes payable; or (iv) trade payables.

              "SILVER OAK" means Silver Oak Capital, L.L.C.

              "STOCK PURCHASE AGREEMENT" means that certain Stock Purchase Agreement, dated as of April 27, 2001, by and between the Company and Riddell Acquisition Sub, Inc. (now known as Riddell Sports Group, Inc.) (the "Buyer"), pursuant to which the Company sold to the Buyer all of the issued and outstanding capital stock of Riddell, Inc., All American Sports Corporation, Ridmark Corporation, RHC Licensing Corporation, MacMark Corporation, Proacq Corp. and Equilink Licensing Corporation, as well as certain additional assets of the Company and its affiliates.

              "SUBORDINATED GUARANTY" means that Subordinated Guaranty from the Guarantors in favor of the Holders in the form of Exhibit 4.9 hereto.

              "SUBSIDIARY" means, as to any Person, any corporation, association or other business entity in which such Person or one or more of its Subsidiaries owns sufficient equity or voting interests to enable it or them (as a group) ordinarily, in the absence of contingencies, to elect a majority of the directors (or Persons performing similar functions) of such entity, and any partnership or joint venture if more than a 50% interest in the profits or capital thereof is owned by such Person or one or more of its Subsidiaries (unless such partnership can and does ordinarily take major business actions without the prior approval of such Person or one or more of its Subsidiaries). Unless the context otherwise clearly requires, any reference to a "Subsidiary" is a reference to a Subsidiary of the Company.

              "SWAPS" means, with respect to any Person, payment obligations with respect to interest rate swaps, currency swaps and similar obligations obligating such Person to make payments, whether periodically or upon the happening of a contingency. For the purposes of this Agreement, the amount of the obligation under any Swap shall be the amount determined in respect thereof as of the end of the then most recently ended fiscal quarter of such Person, based on the assumption that such Swap had terminated at the end of such fiscal quarter, and in making such determination, if any agreement relating to such Swap provides for the netting of amounts payable by and to such Person thereunder or if any such agreement provides for the simultaneous payment of amounts by and to such Person, then in each such case, the amount of such obligation shall be the net amount so determined.

              "TRADING DAY" means any day other than any day on which securities are not traded on the applicable securities exchange or in the applicable securities market.

              "VARSITY EMPLOYEES" shall mean individuals employed by Varsity Spirit Corporation as of May 5, 1997.

                                  SCHEDULE 5.3
                                   DISCLOSURE

       Riddell Sports Group, Inc. ("RSG"), a company affiliated with Lincolnshire Management, Inc. ("Lincolnshire"), acquired the Riddell team sports division of the Company on June 22, 2001, pursuant to the terms of the Stock Purchase Agreement. On July 24, 2001, the Company received a letter from RSG accompanying a funded debt calculation, which asserted that RSG was owed $300,000 as an adjustment of purchase price as a result of a $300,000 payment made by RSG to Silver Oak in connection with the release of certain guaranties from the entities acquired by RSG. At the closing of the transactions contemplated by the Stock Purchase Agreement, RSG had acknowledged in writing to the Company and to Silver Oak that the $300,000 payment was not being paid or reimbursed by the Company. The Company believes that, notwithstanding its acknowledgement, RSG, under orders from Lincolnshire, is asserting the $300,000 adjustment in an effort to be reimbursed by the Company for the payment RSG made to Silver Oak.

       The Company intends to formally challenge the $300,000 adjustment in accordance with the terms of the Stock Purchase Agreement. The Company believes that the adjustment claimed by RSG is completely unwarranted. Under the terms of the Stock Purchase Agreement, unless RSG withdraws its claim for the $300,000 adjustment, the matter will be submitted to an arbitrator for resolution. It is currently anticipated that the dispute will be resolved no later than mid-September 2001.

                                  SCHEDULE 5.4
              ORGANIZATION AND OWNERSHIP OF SHARES OF SUBSIDIARIES

-------- ------------------------- ------------------ ------------------------------------ ------------------------
                                                                                            PERCENTAGE OF ISSUED
                                    JURISDICTION OF                                        AND OUTSTANDING SHARES
            NAME OF SUBSIDIARY       ORGANIZATION          AUTHORIZED CAPITAL STOCK                 OWNED
-------- ------------------------- ------------------ ------------------------------------ ------------------------
1.       Varsity Spirit            Tennessee          1,000 shares of common stock, par    100% Owned by Riddell
         Corporation                                  value $0.01 per share                Sports Inc.
-------- ------------------------- ------------------ ------------------------------------ ------------------------
         Varsity Spirit Fashions                      50,000 shares of common stock, par   100% Owned by Varsity
2.       & Supplies, Inc.          Minnesota          value $0.01 per share                Spirit Corporation
-------- ------------------------- ------------------ ------------------------------------ ------------------------
         International Logos,                                                              100% Owned by Varsity
3.       Inc.                      Tennessee          1,000 shares of common stock         Spirit Corporation
-------- ------------------------- ------------------ ------------------------------------ ------------------------
         Varsity/Intropa Tours,                                                            100% Owned by Varsity
4.       Inc.                      Tennessee          10,000 shares of common stock        Spirit Corporation
-------- ------------------------- ------------------ ------------------------------------ ------------------------
                                                                                           100% Owned by Varsity
5.       Varsity USA, Inc.         Tennessee          10,000 shares of common stock        Spirit Corporation
-------- ------------------------- ------------------ ------------------------------------ ------------------------
6.       Varsity.com, Inc.         Delaware           1,000 shares of common stock, par    100% Owned by Riddell
                                                      value $1.00 per share                Sports Inc.
-------- ------------------------- ------------------ ------------------------------------ ------------------------

                                  SCHEDULE 5.5
                  COMPLIANCE WITH LAWS, OTHER INSTRUMENTS, ETC.

Please refer to Schedule 5.3.

                                  SCHEDULE 5.7
            LITIGATION; OBSERVANCE OF AGREEMENTS, STATUTES AND ORDERS

Please refer to Schedule 5.3.

NEITHER THIS NOTE NOR THE COMMON STOCK INTO WHICH IT MAY BE CONVERTED HAVE BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR ANY OTHER SECURITIES LAWS, AND NEITHER MAY BE SOLD, TRANSFERRED OR OTHERWISE DISPOSED OF UNLESS SO REGISTERED OR UNLESS SOLD PURSUANT TO AN EXEMPTION THEREFROM. THIS NOTE MAY BE TRANSFERRED ONLY IN COMPLIANCE WITH THE CONDITIONS SPECIFIED IN THE NOTE PURCHASE AGREEMENT REFERRED TO IN THIS NOTE, A COMPLETE AND CORRECT COPY OF THE FORM OF WHICH IS AVAILABLE FOR INSPECTION AT THE PRINCIPAL OFFICE OF RIDDELL SPORTS INC., C/O VARSITY SPIRIT CORPORATION, 2525 HORIZON LAKE, MEMPHIS, TENNESSEE 38133.

4.10% CONVERTIBLE SENIOR SUBORDINATED NOTE DUE NOVEMBER 1, 2007


$7,500,000                                                       August 16, 2001


              FOR VALUE RECEIVED, the undersigned, Riddell Sports Inc. (herein called the "Company"), a corporation organized and existing under the laws of the State of Delaware, hereby promises to pay to Silver Oak Capital, L.L.C., or permitted, registered assigns, the principal sum of SEVEN MILLION FIVE HUNDRED THOUSAND DOLLARS on November 1, 2007, with interest (computed on the basis of a 360-day year of twelve 30-day months) (a) on the unpaid balance thereof at the rate of 4.10% per annum from May 1, 2001, payable semiannually, on the 1st day of May and 1st day of November in each year (each such date, an "Interest Payment Date"), commencing with November 1, 2001, until the principal hereof shall have become due and payable, and (b) to the extent permitted by law on any overdue payment (including any overdue prepayment) of principal, any overdue payment of interest, payable semiannually as aforesaid (or, at the option of the registered holder hereof, on demand), at a rate per annum from time to time equal to 2% over the rate of interest publicly announced by Bank of America, N.A. from time to time in Memphis, Tennessee as its `base" or "prime" rate.

              Payments of principal of and interest on this Note are to be made in lawful money of the United States of America by wire transfer of immediately available funds to the New York City Bank account specified by you or such other place as you or your permitted, registered assign shall have designated by written notice.

              The Company will make required prepayments of principal on the dates and in the amounts specified in the Note Purchase Agreement referred to below. This Note is also subject to optional prepayment, in whole or from time to time in part, at the times and on the terms specified in the Note Purchase Agreement.

              If an Event of Default, as defined in the Note Purchase Agreement, occurs and is continuing, the principal of this Note may be declared or otherwise become due and payable in the manner, at the price and with the effect provided in the Note Purchase Agreement.

              The Company shall pay interest on the Note (except defaulted interest) to the Persons who are the registered holders of the Note at the close of business on the Record Date immediately preceding the Interest Payment Date. The Company shall deliver any such interest payment to the Person in whose name this Note is registered at the close of business on the Record Date for such interest, which shall be the April 15 or October 15 (whether or not a Business
Day), as the case may be, next preceding such Interest Payment Date.

              You may convert all or any portion of the Note into shares of Common Stock of the Company at any time. If the Note is called for redemption, you may convert it at any time before the close of business on the last Business Day prior to the date fixed for such redemption. The initial Conversion Price is $4.42 per share, subject to adjustment in certain events. To determine the number of shares issuable upon conversion of the Note, divide the principal amount to be converted by the Conversion Price in effect on the conversion date. The Company will deliver a check for any fractional share.

              To convert the Note, you must (i) complete and sign the Conversion Notice attached to the Note, (ii) surrender the Note to the Company, (iii) furnish appropriate endorsements and transfer documents if required by the Company and (iv) pay any transfer or similar tax if required. No adjustment is to be made on conversion for interest accrued hereon or for dividends on shares of Common Stock issued on conversion; PROVIDED, HOWEVER, that if the Note (other than any portion called for redemption) is surrendered for conversion after the Record Date for a payment of interest and on or before the Interest Payment Date, then, notwithstanding such conversion, the interest falling due to such Interest Payment Date will be paid to the Person in whose name the Note is registered at the close of business on such Record Date and any Note surrendered for conversion during the period from the close of business on any Record Date to the opening of business on the corresponding Interest Payment Date must be accompanied by payment of an amount equal to the interest payable on such Interest Payment Date. You may convert a portion of a Note if the portion is at least $60,000 principal amount and an integral multiple of 12,000.

              If the Company is a party to a consolidation or merger or a transfer, lease or other disposition of all or substantially all of its assets, the right to convert the Note into shares of Common Stock may be changed into a right to convert it into securities, cash or other assets of the Company or another Person.

              The Indebtedness evidenced by this Note is subordinate to all Senior Indebtedness of the Company. To the extent and in the manner provided in the Note Purchase Agreement, Senior Indebtedness must be paid before any payment may be made to you. In addition, under certain circumstances, upon the occurrence of an Event of Default, you may be prohibited from accelerating the obligations of the Company under the Note. You, by accepting the same agree to and shall be bound by such provisions.

              In addition to all other rights of Senior Indebtedness described in the Note Purchase Agreement, the Senior Indebtedness shall continue to be Senior Indebtedness and entitled to the benefit of the subordination provisions, irrespective of any amendment, modification or waiver of any term of any instrument relating to the Senior Indebtedness or extension or renewal of the Senior Indebtedness.

              This Note is subject to the terms and conditions of the Note Purchase Agreement dated August 16, 2001 between the Company and Silver Oak Capital, L.L.C., as amended from time to time, and in the event of any inconsistency between this Note and the Note Purchase Agreement, the terms of the Note Purchase Agreement shall control. Terms not defined herein have the meaning set forth in the Note Purchase Agreement.

              This  Note  is   guaranteed  to  the  extent  set  forth  in  that
Subordinated   Guaranty   dated  as  of  the  date  hereof  from  the  Company's
Subsidiaries in favor of the holder.

              This Note shall be construed and enforced in accordance with, and the rights of the parties shall be governed by, the law of the State of New York excluding choice-of-law principles of the law of such State that would require the application of the laws of a jurisdiction other than such State.

                                            RIDDELL SPORTS INC.


                                            By:   /s/ John Nichols
                                               --------------------------------
                                                 Name:  John Nichols
                                                 Title: Chief Financial Officer

                               FORM OF ASSIGNMENT


I or we assign this Note to

________________________________________________________________________________

________________________________________________________________________________

________________________________________________________________________________
(Print or type name, address and zip code of assignee)

              Please insert Social Security or other identifying number of assignee _______________________________________________________________________

and irrevocably appoint ________________ agent to transfer this Note on the books of the Company. The agent may substitute another to act for him.


Dated: ________________  Signed: x______________________________________________

                                 x______________________________________________

                                 x______________________________________________

                                 x______________________________________________
          Signatures guaranteed:   THE  SIGNATURE(S)  SHOULD BE GUARANTEED BY AN
                                   ELIGIBLE   GUARANTOR    INSTITUTION   (BANKS,
                                   STOCKBROKERS,  SAVINGS AND LOAN  ASSOCIATIONS
                                   AND  CREDIT  UNIONS  WITH  MEMBERSHIP  IN  AN
                                   APPROVED   SIGNATURE    GUARANTEE   MEDALLION
                                   PROGRAM), PURSUANT TO S.E.C. RULE 17Ad-15.





                     KEEP THIS CERTIFICATE IN A SAFE PLACE.
   IF IT IS LOST, STOLEN OR DESTROYED, THE CORPORATION MAY REQUIRE A BOND OF
     INDEMNITY AS A CONDITION TO THE ISSUANCE OF A REPLACEMENT CERTIFICATE.

                                CONVERSION NOTICE


              To convert this Note into shares of common stock, par value $.01 per share, of the Company, check the box: [ ]

              To convert only part of this Note,  state the principal amount you
want to be converted  (which must be a minimum of  $[          ] or any multiple
thereof): $______________

              If you want the certificate made out in another person's name, fill in the form below:

________________________________________________________________________________

________________________________________________________________________________

________________________________________________________________________________
(Print or type other person's name, address and zip code)

              Please insert Social Security or other identifying number of other person: _____________________


Dated: ________________  Signed: x______________________________________________

                                 x______________________________________________

                                 x______________________________________________

                                 x______________________________________________
          Signatures guaranteed:   THE  SIGNATURE(S)  SHOULD BE GUARANTEED BY AN
                                   ELIGIBLE   GUARANTOR    INSTITUTION   (BANKS,
                                   STOCKBROKERS,  SAVINGS AND LOAN  ASSOCIATIONS
                                   AND  CREDIT  UNIONS  WITH  MEMBERSHIP  IN  AN
                                   APPROVED   SIGNATURE    GUARANTEE   MEDALLION
                                   PROGRAM), PURSUANT TO S.E.C. RULE 17Ad-15.

                                   Riddell Sports Inc.


                                   By:__________________________________________
                                      [Title]

                       OPTION OF HOLDER TO ELECT PURCHASE


              If you want to elect to have this Note purchased by the Company pursuant to Section 8.5 of the Note Purchase Agreement, check the box: [ ]

              If you want to elect to have only part of this Note purchased by the Company pursuant to Section 8.5 of the Note Purchase Agreement, state the amount you want to be purchased (which must be a minimum of $1,000 or any multiple thereof): $______________


Dated: ________________  Signed: x______________________________________________

                                 x______________________________________________

                                 x______________________________________________

                                 x______________________________________________
          Signatures guaranteed:   THE  SIGNATURE(S)  SHOULD BE GUARANTEED BY AN
                                   ELIGIBLE   GUARANTOR    INSTITUTION   (BANKS,
                                   STOCKBROKERS,  SAVINGS AND LOAN  ASSOCIATIONS
                                   AND  CREDIT  UNIONS  WITH  MEMBERSHIP  IN  AN
                                   APPROVED   SIGNATURE    GUARANTEE   MEDALLION
                                   PROGRAM), PURSUANT TO S.E.C. RULE 17Ad-15.

                          REGISTRATION RIGHTS AGREEMENT


              This REGISTRATION RIGHTS AGREEMENT (this "Agreement") is made as of August 16, 2001, by and between Riddell Sports Inc., a Delaware corporation (the "Company"), and Silver Oak Capital, L.L.C., a Delaware limited liability corporation (the "Purchaser").

              WHEREAS, pursuant to a Note Purchase Agreement, dated as of the date hereof (the "Purchase Agreement"), by and among the Company and the Purchaser, the Company is issuing to the Purchaser its 4.10% Convertible Subordinated Note due November 1, 2007 in the principal amount of $7,500,000;

              WHEREAS, the Note is convertible at any time in whole or in part into shares of the Company's Common Stock, par value $0.01 per share (the "Common Stock");

              WHEREAS, in order to induce the Purchaser to enter into the Purchase Agreement, the Company has agreed to provide the registration rights set forth in this Agreement.

              NOW, THEREFORE, the parties to this Agreement hereby agree as follows:

              1.     CERTAIN DEFINITIONS.

              (a) Capitalized terms used but not defined herein shall have the meanings given such terms in the Purchase Agreement.

              (b) The term "Shares" shall refer to the shares of Common Stock of the Company issued or issuable on conversion of the Note.

              (c) The term "Holder" or "Holders" shall refer to each of (i) the Purchaser, (ii) each successor or assignee of Purchaser's rights hereunder who has received such rights in accordance with the Purchase Agreement and (iii) each transferee or assignee of all or a portion of the Note or the Shares who has received such interest in accordance with the Purchase Agreement to the extent the Purchaser shall specify such person pursuant to this clause (iii) as a Holder.

              (d) The term "Majority Holders" shall mean, as of any date of determination, Holders of not less than a majority of the Restricted Shares at such date.

              (e) The term "Restricted Share" shall refer to each Share until the date on which such Share (i) has been registered under the Securities Act of 1933, as amended (the "Act") and disposed of pursuant to a registration statement, (ii) is distributed to the public pursuant to Rule 144 under the Act or is saleable pursuant to Rule 144(k) under the Act or (iii) is transferred otherwise in accordance with the Act such that the holder thereof has shares of Common Stock that may be freely and publicly resold without registration or limitation.

              2.     DEMAND REGISTRATIONS.

              (a) The Holders may at any time after the date hereof request (a "Demand") registration under the Securities Act (a "Demand Registration") of the offer and sale of the Restricted Shares, which Demand shall specify the number of Restricted Shares requested to be registered and the intended method of distribution; and the Company shall, as promptly as practicable following such Demand file with the Securities and Exchange Commission (the "Commission") and thereafter shall use its best efforts to cause to be declared effective a registration statement (a "Registration Statement") on an appropriate form under the Act, relating to the offer and sale of the Restricted Shares by the Holders in accordance with the method of distribution so specified; PROVIDED, that:

              (i) Any Demand must be made by a Holder in writing on behalf of the Majority Holders;

              (ii)   The Company will not be obligated to effect more than three
       (3) Demand Registrations. A registration will not count as one of such three Demand Registrations until it has become effective and been maintained effective for the offer and sale of the Restricted Shares as hereinafter provided for a period of 270 days (or such shorter period as shall terminate at such time as all Shares included therein have been sold thereunder or such Shares cease to be Restricted Shares); and

              (iii) If the intended method of distribution is an underwritten offering, (A) the Company will not be obligated to conduct or pay the expenses of more than two (2) roadshows relating to the offer of the Restricted Shares; (B) the Company will not be obligated to conduct or pay the expenses of any such roadshow unless there is included in such Registration Statement on behalf of the Holders and any other holders participating in such registration in accordance with Section 2(b), at least 500,000 shares of Common Stock (as adjusted to reflect any stock splits, combinations, recapitalizations, reclassifications or reorganizations affecting the Shares after the date hereof); and (C) the Company will have no obligation to conduct or pay expenses in connection with a roadshow relating to a Demand Registration for the offer of the Restricted Shares that occurs within 12 months after an earlier roadshow that the Company has conducted and for which the Company has paid expenses and that relates to a Demand Registration for the offer of the Restricted Shares.

              (b) The Company will give prompt notice to each Holder of Restricted Shares of a Demand under Section 2(a) and will include in such Demand Registration on a pro rata basis all Restricted Shares requested to be included on the part of the Holders. The Company will not include in any Demand Registration any securities which are not Restricted Shares without the prior written consent of the Holders of a majority of the

Restricted Shares requested to be included in such registration (such consent not to be unreasonably withheld) unless the Demand Registration takes the form of a firm commitment underwritten offering. If the Demand Registration takes the form of a firm commitment underwritten offering and the lead underwriter of the offering advises the Company that the total number of securities requested to be included in such offering exceeds the total number of securities which can be sold, there shall be included in such offering the amount of securities which in the opinion of the lead underwriter can be sold, and such securities shall be allocated (x) first to the holders of Restricted Shares and (y) next among the Company and such other holders of securities that have requested inclusion in such registration pro rata based upon the number of securities sought to be registered, or on such other basis as may be agreed upon among the Company, such lead underwriter and such other securityholders.

              (c) The Company will give prompt notice to each Holder of Restricted Shares of any proposed registration (other than in connection with a registration on Form S-8 or S-4 or any successor or similar form) by the Company of its securities for its own account, and permit the Holders to request that such registration include the Restricted Shares of the Holders, except that, if the Registration takes the form of a firm commitment underwritten offering and the lead underwriter of the offering advises the Company that the total number of securities requested to be included in such offering exceeds the total number of securities which can be sold, there shall be included in such offering the amount of securities which in the opinion of the lead underwriter can be sold, and such securities shall be allocated (x) first to the Company and (y) next among the holders of Restricted Shares that have requested inclusion in such registration and such other securityholders who have exercised piggyback registration rights pro rata based upon the number of securities sought to be registered, or on such other basis as may be agreed upon among the Company, such underwriter, the Holders of Restricted Shares and such other securityholders.

              (d) The Company will give prompt notice to each Holder of Restricted Shares of any proposed registration (other than in connection with a registration on Form S-8 or S-4 or any successor or similar form) by the Company of securities for the account of other securityholders exercising demand registration rights, and permit the Holders to request that such registration include the Restricted Shares of the Holders, except that, if the Registration takes the form of a firm commitment underwritten offering and the lead underwriter of the offering advises the Company that the total number of securities requested to be included in such offering exceeds the total number of securities which can be sold, there shall be included in such offering the amount of securities which in the opinion of the lead underwriter can be sold, and such securities shall be allocated (x) first to such other securityholders who have exercised demand registration rights and (y) next among the Company and the holders of Restricted Shares that have requested inclusion in such registration pro rata based upon the number of securities sought to be registered, or on such other basis as may be agreed upon among the Company, such lead underwriter and the Holders of Restricted Shares.

              (e)    It is  understood  that,  except to the extent  provided in
Section 2(i) or Section 7, nothing in this Agreement shall preclude the Company from filing any registration statement for the sale of shares for its own account or for the account of any other securityholders, but that the filing of such registration statement shall not affect the obligations of the Company to effect a Demand Registration pursuant to a Demand under Section 2(a) and to otherwise comply with its obligations hereunder in respect of such Demand by the Holders.

              (f) The Company will ensure that (i) the Registration Statement and any amendment thereto and any prospectus forming part thereof and any supplement thereto complies in all material respects with the Act and the rules and regulations thereunder, (ii) the Registration Statement and any amendment thereto does not, when it becomes effective, contain an untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein not misleading and (iii) the prospectus forming part of the Registration Statement, and any supplement to such prospectus, does not, at any time the same is used in connection therewith, include an untrue statement of a material fact or omit to state a material fact necessary in order to make the statements therein, in the light of the circumstances under which they were made, not misleading, except that the Company shall have no responsibilities with respect to the adequacy of the information required to be provided to it pursuant to Section 3(l).

              (g) If (i) the Registration Statement is not filed with the Commission on or prior to 30 days after a Demand made in accordance with Section 2(a), (ii) the Company has not responded to all of the questions ("Questions") posed by the Commission regarding the Registration Statement within 10 days of receipt of the Questions from the Commission, (iii) the Registration Statement is not declared effective within 120 days of the Demand, or (iv) after a Registration Statement is declared effective, such Registration Statement thereafter ceases to be effective or such Registration Statement or the related prospectus ceases to be usable (during a Blackout Period (as hereinafter defined in Section 3(i)) or otherwise) for its intended purpose for a period of more than 45 consecutive days (each such event referred to in clauses (i) through (iv), a "Registration Default"), then commencing on the day following the date on which such Registration Default occurs, the Company agrees to pay to each Holder of Restricted Shares, during the first 90-day period immediately following the occurrence of such Registration Default, liquidated damages by way of additional interest on the Note (the "Special Interest") in an amount equal to 0.50% per annum of the principal amount of the Note. The amount of Special Interest payable to each Holder shall increase by an additional 0.25% per annum during each 90-day period thereafter during which such Registration Default or any other Registration Default shall continue, but shall in no event exceed 1.00% per annum. A Registration Default shall cease, and Special Interest shall cease to be payable with respect to such Registration Default (1) upon the filing of the Registration Statement, in the case of clause (i) above, (2) upon receipt by the Commission of the responses to the Questions, in the case of clause (ii) above, (3) when the Registration Statement becomes effective or usable in the case of clauses (iii) and (iv) above. Notwithstanding the foregoing to the contrary, (I) the amount of Special Interest payable shall not increase because more than one Registration Default have occurred and are pending and (II) a Holder of Restricted Shares who is not entitled to the benefits of a Demand Registration (e.g., such Holder has not elected to include Restricted Shares in such Registration Statement) shall not be entitled to Special Interest with respect to a Registration Default that pertains to a Registration Statement. All Special Interest shall be paid to Holders in the same manner and at the same time as payments of interest made pursuant to the Note.

              (h) The Company shall not be required to include in the Registration Statement Restricted Shares of a Holder if such Holder fails to provide the information required to be provided by it, if any, pursuant to
Section 3(l).

              (i) The Company will not grant to any person the right to cause the Company to register any equity securities of the Company held by such person or enter into any other agreement, in either case if compliance by the Company on a timely basis with its obligations under this Agreement would constitute a breach of or default under any such other agreement.

              3. REGISTRATION PROCEDURES. In connection with any Demand Registration, the Company will comply with the following provisions:

              (a) The Company shall use its best efforts to keep the Registration Statement continuously effective in order to permit the prospectus forming part thereof to be usable by the Holders for a period of nine (9) months from the date such Registration Statement becomes effective or such shorter period that will terminate when all of the Shares covered by the Registration Statement have been sold pursuant to the Registration Statement or all Shares cease to be Restricted Shares; provided, that if the Company shall give any Suspension Notice (as such is defined herein in Section 3(c)) under Section 3(c)(ii) - (v), such nine month period shall be extended by the number of days during such period from and including the date of the giving of such Suspension Notice to and including the date when each seller of Common Stock covered by the applicable Registration Statement shall have received (x) the copies of the supplemental or amended prospectus contemplated by Section 3(i) (if an amended or supplemental prospectus is required) or (y) the Advice (if no amended or supplemental prospectus is required).

              For purposes of this Section 3(a), the Company shall be deemed not to have used its best efforts to keep the Registration Statement effective during the requisite period if it voluntarily takes any action that would result in Holders of Shares covered thereby not being able to offer and sell such Shares pursuant to the Registration Statement during that period, unless such action is an event described in Section 3(c)(v) or Section 3(d) below or such action is required by applicable law or, to the extent required by applicable law, if it shall fail promptly to take such action as is reasonably necessary to permit such prospectus to once again be so usable.

              (b) The Company shall furnish to each Holder included in the registration, prior to the filing thereof with the Commission, a copy of the Registration Statement and each amendment thereof and each supplement, if any, to the prospectus included therein and shall use its best efforts to reflect in each such document, when so filed with the Commission, such comments as such Holder reasonably may propose.

              (c) The Company shall advise each Holder included in the registration and, if requested by a Holder, confirm such advice in writing (which advice pursuant to clauses (ii) (v) hereof shall be accompanied by an instruction (a "Suspension Notice") to suspend the use of any prospectus until the requisite changes have been made):

              (i) when the Registration Statement and any amendment thereto has been filed with the Commission and when the Registration Statement or any post effective amendment thereto has become effective;

              (ii)   of  any  request  by  the   Commission  for  amendments  or
       supplements to the Registration Statement or the prospectus included therein or for additional information;

              (iii) of the issuance by the Commission of any stop order suspending the effectiveness of the Registration Statement or the initiation of any proceedings for that purpose;

              (iv) of the receipt by the Company of any notification with respect to the suspension of the qualification of the shares of Common Stock for sale in any jurisdiction or the initiation or threatening of any proceeding for such purpose; and

              (v) of the happening of any event that represents a fundamental change in the information set forth or incorporated by reference in the Registration Statement or that otherwise requires the making of any changes in the Registration Statement or the prospectus or the filing of any reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act") so that, as of such date, the statements therein are not misleading and do not omit to state a material fact required to be stated therein or necessary to make the statements therein not misleading.

              Each Holder agrees that, upon receipt of any Suspension Notice of the Company pursuant to paragraphs (ii) through (v) of Section 3(c) hereof, such Holder will discontinue disposition of such shares pursuant to the Registration Statement until such Holder's receipt of copies of the supplemental or amended prospectus contemplated by Section 3(i) hereof, or until advised in writing (the "Advice") by the Company that the use of the applicable prospectus may be resumed.

              (d) The Company will use its reasonable efforts to obtain the withdrawal of any order suspending the effectiveness of the Registration Statement at the earliest possible time.

              (e) The Company will furnish to each Holder of Shares included within the coverage of the Registration Statement, without charge, copies of the Registration Statement and any post-effective amendment thereto, including financial statements and schedules, and, if a Holder so requests in writing, all exhibits (including those incorporated by reference) in such number as such Holder may reasonably request from time to time.

              (f) The Company will deliver to each Holder of Shares included within the coverage of the Registration Statement, without charge, as many copies of the prospectus (including each preliminary prospectus) included in the Registration Statement and any amendment or supplement thereto as such Holder may reasonably request; and the Company consents to the use of the prospectus or any amendment or supplement thereto by each of the selling Holders of Common Stock in connection with the offering and sale of the Common Stock covered by the prospectus or any amendment or supplement thereto.

              (g) Prior to any public offering of Common Stock pursuant to the Registration Statement, the Company will use its best efforts to register or qualify or cooperate with the Holders and their respective counsel in connection with the registration or qualification of such securities for offer and sale under the securities or blue sky laws of such jurisdictions as such counsel reasonably requests in writing on behalf of such Holders and do any and all other acts or things necessary or advisable to enable the offer and sale in such jurisdictions of the shares of Common Stock covered by the Registration Statement; PROVIDED, HOWEVER, that the Company will not be required to qualify generally to do business in any jurisdiction where it is not then so qualified or to take any action which would subject it to general service of process or to taxation in any such jurisdiction where it is not then so subject.

              (h) The Company will cooperate with each Holder to facilitate the timely preparation and delivery of certificates representing shares of Common Stock to be sold pursuant to the Registration Statement free of any restrictive legends and registered in such names as the Holder may request in writing prior to sales of Common Stock pursuant to the Registration Statement.

              (i)    Upon the occurrence of any event contemplated by paragraphs
(ii) through (v) of Section 3(c) hereof during the period for which the Company is required to maintain an effective Registration Statement, the Company will prepare a post-effective amendment to the Registration Statement or a supplement to the related prospectus or file any other required document as soon as practicable so that, as thereafter delivered to purchasers of the Common Stock, the prospectus will not include an untrue statement of a material fact or omit to state any material fact necessary to make the statements therein, in the light of the circumstances under which they were made, not misleading, and will comply with the Act and the rules promulgated thereunder; PROVIDED HOWEVER THAT, if the Company determines in its reasonable good faith judgment that the filing of any such post-effective amendment or supplement or other document would interfere with any announced or imminent material financing, acquisition, disposition, corporate reorganization or other material transaction of a similar type involving the Company or would require the disclosure of information that is not then in the best interests of the Company to disclose, then the Company may, subject to the provisions of Section 2(g), delay such filing for such period as would terminate at the earliest time at which the Company determines that such disclosure could be made without unduly interfering with the interests of the Company. The period of any such delay is referred to herein as a "Blackout Period". In no event may any Blackout Period exceed 90 days from the date of the Suspension Notice, and the Company shall not be permitted to impose more than one

Blackout Period in any calendar year. The Company shall give prompt notice to the Holder of the termination of any Suspension Notice or Blackout Period.

              (j) The Company will prepare and deliver in a timely manner, but in no event later than two business days prior to the consummation of a sale of shares of Common Stock certificates representing Restricted Shares to be sold and not bearing any restrictive legends.

              (k) The Company will comply with all applicable rules and regulations of the Commission and will make generally available to its security holders as soon as practicable but in any event not later than eighteen (18) months after the effective date of the applicable Registration Statement an earnings statement satisfying the provisions of Section 11(a) of the Act or Rule 158 promulgated thereunder.

              (l)    The Company  may  require  each Holder of Shares to be sold pursuant to the Registration Statement to furnish to the Company such information regarding such Holder, the shares of Common Stock beneficially owned by the Holder and the intended method of distribution of Shares as the Company may from time to time reasonably require for inclusion in the Registration Statement, and the Company may exclude from such registration the shares of Common Stock of any Holder that fails to furnish such information within a reasonable time after receiving such request.

              (m) The Company shall enter into such customary agreements (including, if requested, an underwriting agreement in customary form) and take all such other action, if any, as Holders of a majority of the Shares being sold or the managing underwriters (if any) shall reasonably request in order to facilitate the disposition of the Shares pursuant to the Registration Statement; PROVIDED, HOWEVER, that the Company shall have no obligation to pay any discounts or underwriting commission attributable to Restricted Shares sold for the account of Holders, or any expenses of the underwriters other than those customarily reimbursed by sellers of securities, including (A) fees and expenses of filings and counsel in connection with the qualification of the Shares for offering and sale under state securities laws, (B) fees and expenses of filings and counsel incident to securing any required review by the National Association of Securities Dealers, Inc. of the terms of the underwriting and (C) other expenses in the event that the underwriting agreement is terminated after its execution but prior to closing of the sale thereunder. The Company agrees that, in connection with an underwritten registration, it will enter into an underwriting agreement in customary form that will contain applicable indemnification provisions similar to those contained in Section 5 hereof, providing for general indemnification by the Company of the underwriters and for indemnification by the Holders of the underwriters that is limited to losses derived from misstatements or omissions made in reliance upon and in conformity with written information furnished to the Company by such Holder expressly for use therein.

              (n) The Company, if requested by Holders of a majority of the Shares being sold, or the managing underwriters (if any) in connection with the Registration Statement, shall use its best efforts to cause (i) its counsel to deliver an opinion relating to the Registration Statement and the Common Stock, in customary form addressed to such

Holders and the managing underwriters (if any), thereof as of the effective date of such Registration Statement and the closing of any underwriting; (ii) its officers to execute and deliver all customary documents and certificates requested by Holders of a majority of the Shares being sold or the managing underwriters (if any), including an underwriting agreement containing customary representations, agreements and indemnification on the part of the Company; and
(iii) its independent public accountants to provide a comfort letter in customary form, subject to receipt of appropriate documentation as contemplated, and only if permitted, by Statement of Auditing Standards No. 72.

              (o) The Company will use its best efforts to cause the shares of Common Stock covered by the Registration Statement to be listed on each securities exchange, if any, or NASDAQ on which similar securities issued by the Company are then listed, if so requested by Holders of a majority of shares of Common Stock covered by the Registration Statement, or by the managing underwriters (if any).

              4. REGISTRATION EXPENSE. The Company will bear all expenses incurred in connection with the performance of its obligations under this Agreement, including without limitation filing fees, printing costs, and (subject to the provisions of Section 2(a)(iii)) the costs and expenses of a roadshow or other management presentations to investors relating to the Company, but not the underwriting commissions or discounts associated with the sale of Restricted Shares, and the Company will reimburse the Holders for the reasonable fees (not exceeding $10,000), disbursements and expenses of counsel (and any local counsel as reasonably required) chosen by the Holders of a majority of the shares of Common Stock to be sold pursuant to a Registration Statement acting for the Holders in connection therewith.

              5.     INDEMNIFICATION.

              (a) The Company shall indemnify and hold harmless each of the Holders of Common Stock to be included in such registration against any losses, claims, damages or liabilities, joint or several, to which such Holder may become subject under the Act, the Exchange Act or otherwise, insofar as such losses, claims, damages or liabilities (or actions in respect thereof) arise out of or are based upon an untrue statement or alleged untrue statement of a material fact contained in the Registration Statement under which such shares of Common Stock were registered under the Act, or any preliminary, final or summary prospectus contained therein or furnished by the Company to any such Holder, or any amendment or supplement thereto, or arise out of or are based upon the omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, and the Company shall reimburse such Holder for any legal or other expenses reasonably incurred by them in connection with investigating or defending any such action or claim as such expenses are incurred; PROVIDED, HOWEVER, that the Company shall not be liable to any such person in any such case to the extent that any such loss, claim, damage or liability (or actions in respect there of) arises out of or is based upon an untrue statement or alleged untrue statement or omission or alleged omission made in the Registration Statement, or preliminary, final or summary prospectus, or amendment or supplement thereto, in reliance upon and in conformity with written information furnished to the Company by, or on behalf of, such person expressly for use in connection therewith.

              (b) Each Holder agrees, as a condition to including any shares of Common Stock in the Registration Statement filed pursuant to Section 2 hereof and to entering into any underwriting agreement with respect thereto, severally and not jointly, to (i) indemnify and hold harmless the Company and all other Holders against any losses, claims, damages or liabilities to which the Company or such other Holders may become subject under the Act, the Exchange Act, or otherwise, insofar as such losses, claims, damages or liabilities (or actions in respect thereof) arise out of or are based upon an untrue statement or alleged untrue statement of a material fact contained in the Registration Statement, or any preliminary, final or summary prospectus contained therein or furnished by the Company to any such Holder, or any amendment or supplement thereto, or arise out of or are based upon the omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, in each case to the extent, but only to the extent, that such untrue statement or alleged untrue statement or omission or alleged omission was made in reliance upon and in conformity with written information furnished to the Company by such Holder expressly for use in connection therewith and (ii) reimburse the Company for any legal or other expenses reasonably incurred by the Company in connection with investigating or defending any such action or claim as such expenses are incurred; PROVIDED, HOWEVER, that no such Holder shall be required to undertake liability to any person under this
Section 5(b) for any amounts in excess of the dollar amount of the proceeds to be received by such Holder from the sale of such Holder's Common Stock pursuant to such registration.

              (c)    Promptly  after  receipt  by  an  indemnified  party  under
Sections 5(a) or 5(b) hereof written notice of the commencement of any action, such indemnified party shall, if a claim in respect thereof is to be made against an indemnifying party pursuant to the indemnification provisions of or contemplated by this Section 5, notify such indemnifying party in writing of the commencement of such action; but the omission so to notify the indemnifying party shall not relieve it from any liability which it may have to any indemnified party other than under the indemnification provisions of or contemplated by Sections 5(a) or 5(b) hereof. In case any such action shall be brought against any indemnified party and it shall notify an indemnifying party of the commencement thereof, such indemnifying party shall be entitled to participate therein and, to the extent that it shall wish, jointly with any other indemnifying party similarly notified, to assume the defense thereof, with counsel reasonably satisfactory to such indemnified party, and, after notice from the indemnifying party to such indemnified party of its election so to assume the defense thereof, such indemnifying party shall not be liable to such indemnified party for any legal expenses of other counsel or any other expenses, in each case subsequently incurred by such indemnified party, in connection with the defense thereof other than reasonable costs of investigation. Such indemnifying party shall not enter into any settlement with a party without obtaining an unconditional release of each indemnified party with respect to any and all claims against each indemnified party. An indemnified party shall not enter into any settlement without the consent of the indemnifying party which shall not be unreasonably withheld.

              (d) Each party hereto agrees that, if for any reason the indemnification provisions contemplated by Sections 5(a) or 5(b) are unavailable to or insufficient to hold harmless an indemnified party in respect of any losses, claims, damages or liabilities (or actions in respect thereof) referred to therein, then each indemnifying party shall contribute to the amount paid or payable by such indemnified party as a result of such losses, claims, damages or liabilities (or actions in respect thereof) in such proportion as is appropriate to reflect the relative fault of the indemnifying party and the indemnified party in connection with the statements or omissions which resulted in such losses, claims, damages or liabilities (or actions in respect thereof), as well as any other relevant equitable considerations. The relative fault of such indemnifying party and indemnified party shall be determined by reference to, among other things, whether the untrue or alleged untrue statement of a material fact or omission or alleged omission to state a material fact relates to information supplied by such indemnifying party or by such indemnified party, and the parties' relative intent, knowledge, access to information and opportunity to correct or prevent such statement or omission. The parties hereto agree that it would not be just and equitable if contributions pursuant to this
Section 5(d) were determined by pro rata allocation (even if the Holders or any agents or underwriters or all of them were treated as one entity for such purpose) or by any other method of allocation which does not take account of the equitable considerations referred to in this Section 5(d). The amount paid or payable by an indemnified party as a result of the losses, claims, damages, or liabilities (or actions in respect thereof) referred to above shall be deemed to include any legal or other fees or expenses reasonably incurred by such indemnified party in connection with investigating or defending any such action or claim. Notwithstanding the provisions of this Section 5(d), no Holder shall be required to contribute any amount in excess of the amount by which the dollar amount of the proceeds received by such Holder from the sale of any shares of Common Stock (after deducting any fees, discounts and commissions applicable thereto) exceeds the amount of any damages which such Holder has otherwise been required to pay by reason of such untrue or alleged untrue statement or omission or alleged omission, and no underwriter shall be required to contribute any amount in excess of the amount by which the total price at which the Common Stock underwritten by it and distributed to the public were offered to the public exceeds the amount of any damages which such underwriter has otherwise been required to pay by reason of such untrue or alleged untrue statement or omission or alleged omission. No person guilty of fraudulent misrepresentation (within the meaning of Section 11(f) of the Act) shall be entitled to contribution from any person who was not guilty of such fraudulent misrepresentation.  The  Holders'  and  any  underwriters'  obligations  in this
Section 5(d) to contribute shall be several in proportion to the principal amount of Common Stock registered or under-written, as the case may be, by them and not joint.

              (e) The obligations of the Company under this Section 5 shall be in addition to any liability which the Company may otherwise have and shall extend, upon the same terms and conditions, to each officer, director and partner of each Holder, agent and underwriter and each person, if any, who controls any Holder, agent or underwriter within the meaning of the Act; and the obligations of the Holders and any underwriters contemplated by this Section 5 shall be in addition to any liability which the respective Holder or underwriter may otherwise have and shall extend, upon the same term and conditions, to each officer and director of the Company and to each person, if any, who controls the Company within the meaning of the Act.

              6. UNDERWRITTEN REGISTRATIONS. If any of the Restricted Shares covered by the Registration Statement are to be sold in an underwritten offering, the Company shall have the right to select the lead investment banker or lead manager that will administer the offering, subject to the consent of the Holders of a majority of such Restricted Shares included in such offering, which consent will not be unreasonably withheld, and the Holders of a majority of such Restricted Shares included in such offering will have the right to select one or more coinvestment bankers or co-lead managers to administer the offering, subject to consent of the Company, which consent will not be unreasonably withheld.

              No person may participate in any underwritten registration hereunder unless such person (i) agrees to sell such person's Restricted Shares on the basis reasonably provided in any underwriting arrangements approved by the persons entitled hereunder to approve such arrangements and (ii) completes and executes all questionnaires, powers of attorney, indemnities, underwriting agreements and other documents reasonably required under the terms of such underwriting arrangements.

              7. HOLDBACK AGREEMENT. The Company agrees, if so requested by the managing underwriters of any underwritten offering, (i) not to effect any sale or distribution of its equity securities, or any securities convertible into or exchangeable or exercisable for such securities, during the seven days prior to and during the 90-day period beginning on the effective date of any underwritten Demand Registration (except as part of such underwritten registration or pursuant to registrations on Form S-4 or S-8 or any successor form) and (ii) to use its best efforts to cause each executive officer, director and any affiliate of the Company to agree not to effect any sale or distribution (including sales pursuant to Rule 144) of any such securities during such period (except as part of such underwritten registration, if otherwise permitted), unless the underwriters managing the registered public offering otherwise agree.

              8.     MISCELLANEOUS.

              (a) AMENDMENTS AND WAIVERS. The provisions of this Agreement may not be amended, modified or supplemented, and waivers or consents to departures from the provisions hereof may not be given, unless the Company has obtained the written consent of Holders of a majority of the Shares. Notwithstanding the foregoing, a waiver or consent to depart from the provisions hereof with respect to a matter that relates exclusively to the rights of the Holders whose Shares are being sold pursuant to the Registration Statement and that does not directly or indirectly affect the rights of other Holders may be given by Holders of a majority of the Shares being sold by such Holders pursuant to the Registration Statement.

              (b) NOTICES. All notices and other communications provided for or permitted hereunder shall be made in writing by hand-delivery, first-class mail, telex, telecopier, or air courier guaranteeing overnight delivery: (i) if to a Holder, at the most current address given by such Holder to the Company in accordance with the provisions of this Section 8(b), which, with respect to the Purchaser shall initially be: Silver Oak Capital, L.L.C., c/o Angelo, Gordon & Co., L.P., 245 Park Avenue, 26th Floor, New York, New York 10167, ATTENTION: David Roberts (Telecopy: (212) 867-5436); and (ii) if to the Company: Riddell Sports Inc., c/o Varsity Spirit Corporation, 2525 Horizon Lake, Memphis, Tennessee 38133,
ATTENTION: John Nichols (Telecopy: (901) 387-4356). All such notices and communications shall be deemed to have been duly given: when delivered by hand, if personally delivered; three business days after being delivered to a next-day air courier; when answered back, if faxed; and when receipt is acknowledged by the recipient's telecopier machine, if telecopied.

              (c) SUCCESSORS AND ASSIGNS. This Agreement shall be binding upon and inure to the benefit of and be enforceable by the parties hereto and their respective successors and assigns.

              (d)    COUNTERPARTS.   This   Agreement   may   be   executed   in
counterparts, each of which shall be deemed an original, but both of which together shall constitute one and the same instrument.

              (e) GOVERNING LAW. This Agreement shall be governed by the laws of the State of New York (regardless of the laws that might otherwise govern under applicable principles of conflicts of law) as to all matters, including but not limited to matters of validity, construction, effect, performance and remedies.

              (f)    HEADINGS.   The   headings  in  this   Agreement   are  for
convenience of reference only and shall not limit or otherwise affect the meaning hereof.

              (g) SEVERABILITY. The remedies provided herein are cumulative and not exclusive of any remedies provided by law. If any term, provision, covenant or restriction of this Agreement is held by a court of competent jurisdiction to be invalid, illegal, void or unenforceable, the remainder of the terms, provisions, covenants and restrictions set forth herein shall remain in full force and effect and shall in no way be affected, impaired or invalidated, and the parties hereto shall use their reasonable efforts to find and employ an alternative means to achieve the same or substantially the same result as that contemplated by such term, provision, covenant or restriction. It is hereby stipulated and declared to be the intention of the parties that they would have executed the remaining terms, provisions, covenants and restrictions without including any of such term, provision, covenant or restriction that may be hereafter declared invalid, illegal, void or unenforceable.

              IN WITNESS WHEREOF, the parties have executed this Registration Rights Agreement as of the date first above written.

                                             RIDDELL SPORTS INC.


                                             By:  /s/ John Nichols
                                                 ------------------------------
                                                 Name: John Nichols
                                                 Title: Chief Financial Officer

                                             SILVER OAK CAPITAL, L.L.C.


                                             By:  /s/ Michael L. Gordon
                                                 ------------------------------
                                                 Name:  Michael L. Gordon
                                                 Title:  Authorized Signatory

                              SUBORDINATED GUARANTY


This Subordinated Guaranty, dated as of August 16, 2001 (the "Guaranty") by Varsity Spirit Corporation, International Logos, Inc., Varsity/Intropa Tours, Inc. and Varsity USA, Inc., Tennessee corporations; Varsity.com, Inc., a Delaware corporation; and Varsity Spirit Fashions & Supplies, Inc., a Minnesota corporation (collectively, the "Present Guarantors") and all wholly-owned subsidiaries of the Company and its subsidiaries hereafter formed who execute this Subordinated Guaranty or counterpart thereto (collectively, the "Future Guarantors") (the Present Guarantors and the Future Guarantors are referred to herein collectively as, the "Guarantors"), in favor of Silver Oak Capital, L.L.C. (the "Purchaser").

Whereas, the Present Guarantors are the wholly-owned direct or indirect subsidiaries of Riddell Sports Inc., a Delaware corporation (the "Borrower").

Whereas, the Borrower has previously issued to the Purchaser a 4.10% Convertible Subordinated Note due November 1, 2004 in the aggregate principal amount of $7.5 million (the "Existing Note").

Whereas, the Borrower has entered into a Note Purchase Agreement dated August 16, 2001 (the "Purchase Agreement") with the Purchaser providing for the Existing Note to be exchanged and discharged in full by the issuance of a new 4.10% Convertible Subordinated Note due November 1, 2007 (the "Note") in the aggregate principal amount of $7.5 million to the Purchaser.

Whereas, in as an inducement to the Purchaser to purchase the Note, the Present Guarantors have agreed to issue this Subordinated Guaranty.

Whereas, Section 9.6 of the Purchase Agreement requires the Future Guarantors to be bound by this Subordinated Guaranty.

1.     CERTAIN DEFINITIONS.

       Section 1.01 Capitalized terms used but not defined herein shall have the meanings given such terms in the Purchase Agreement.

       Section 1.02 The term "Holder" or "Holders" shall refer to each of (i) the Purchaser, (ii) each permitted successor or assignee of Purchaser's rights and (iii) each permitted transferee or assignee of all or a portion of the Note to the extent the Purchaser shall specify such person pursuant to this clause
(iii) as a Holder.

2.     THE GUARANTEE.

       Each Guarantor hereby jointly and severally guarantees to each Holder and their respective successors and permitted assigns the prompt payment in full when due (whether at stated maturity, by acceleration, required repurchase or otherwise) of the principal of and interest on the Note held by each Holder and all other amounts from time to time owing to the Holders by the Borrower under the Purchase Agreement and under the Note, in each case strictly in accordance with the terms thereof (such obligations being herein collectively called the

"Guaranteed Obligations"). Each Guarantor hereby further jointly and severally agrees that if the Borrower shall fail to pay in full when due (whether at stated maturity, by acceleration, required repurchase or otherwise) any of the Guaranteed Obligations, such Guarantor will promptly pay the same, without any demand or notice whatsoever, and that in the case of any extension of time of payment or renewal of any of the Guaranteed Obligations, the same will be promptly paid in full when due (whether at extended maturity, by acceleration or otherwise) in accordance with the terms of such extension or renewal.

3.     OBLIGATIONS UNCONDITIONAL.

       The obligations of each Guarantor under Section 2 hereof are absolute and unconditional, irrespective of (i) the value, genuineness, validity, regularity or enforceability of the obligations of the Borrower under this Guaranty, the Purchase Agreement, the Note or any other agreement or instrument referred to herein or therein, (ii) any substitution, release or exchange of any other guarantee of or security for any of the Guaranteed Obligations (iii) the absence of any action to enforce the Purchase Agreement or the Note, (iv) any waiver or consent by the Holder with respect to any provisions of the Purchase Agreement or the Note, (v) any modification or amendment of, or supplement of, the Guaranty, Purchase Agreement, Note or any other agreements or instruments referred to herein or therein or (vi) the recovery of any judgment against the Borrower or any action to enforce such judgment, and, to the fullest extent permitted by applicable law, irrespective of any other circumstance whatsoever that might otherwise constitute a legal or equitable discharge or defense of a surety or guarantor, it being the intent of this Section 3 that the obligations of the Guarantors hereunder shall be absolute and unconditional under any and all circumstances. Without limiting the generality of the foregoing, it is agreed that the occurrence of any one or more of the following shall not impair the liability of any Guarantor hereunder, which shall remain absolute and unconditional as described above:

              (A) at any time or from time to time, without notice to any Guarantor, the time for any performance of or compliance with any of the Guaranteed Obligations shall be extended, or such performance or compliance shall be waived;

              (B) any of the acts mentioned in any of the provisions of this Guaranty, the Purchase Agreement or the Note or any other agreement or instrument referred to herein or therein shall be done or omitted; or

              (C) the maturity of any of the Guaranteed Obligations shall be accelerated, or any of the Guaranteed Obligations shall be modified, supplemented or amended in any respect, or any right under this Guaranty, the Purchase Agreement or the Note or any other agreement or instrument referred to herein or therein shall be waived or any other guarantee of any of the Guaranteed Obligations or any security therefor shall be released or exchanged in whole or in part or otherwise dealt with.

       Each Guarantor hereby expressly waives diligence, presentment, demand of payment, filing of claims with a court in the event of insolvency or bankruptcy of the Borrower, protest, notices and all demands whatsoever, any requirement that any Holder exhaust any right, power or remedy or proceed against the Borrower under the Purchase Agreement or the Note or any other agreement or instrument referred to herein or therein, or against any other Person under any other guarantee of, or security for, any of the Guaranteed Obligations and covenants that its Guaranteed Obligations will not be discharged except by complete performance by the Borrower or another Guarantor of such Guaranteed Obligations.

4.     REINSTATEMENT.

              The obligations of each Guarantor under this Guaranty shall be automatically reinstated if and to the extent that for any reason any payment by or on behalf of the Borrower in respect of the Guaranteed Obligations is rescinded or must be otherwise restored by any holder of any of the Guaranteed Obligations, whether as a result of any proceedings in bankruptcy or reorganization or otherwise.

5.     SUBROGATION.

              Each Guarantor hereby waives all rights of subrogation, contribution, reimbursement and indemnity and all other rights that such Guarantor would have against the Borrower at any time as a result of any payment in respect of its Guaranteed Obligations (whether contractual, under the Bankruptcy Code, or otherwise).

6.     REMEDIES.

              Each Guarantor agrees that, as between such Guarantor and the Holders, the obligations of the Borrower under the Purchase Agreement and the Note may be declared to be forthwith due and payable as provided in the Purchase Agreement (and shall be deemed to have become automatically due and payable in the circumstances provided in the Purchase Agreement) for purposes of the Guaranty notwithstanding any stay, injunction or other prohibition preventing such declaration (or such obligations from becoming automatically due and payable) as against the Borrower and that, in the event of such declaration (or such obligations being deemed to have become automatically due and payable), such obligations (whether or not due and payable by the Company) shall forthwith become due and payable by such Guarantor for purposes of said Section 2 of the Guaranty.

7.     INSTRUMENT FOR THE PAYMENT OF MONEY.

              Each Guarantor hereby acknowledges that the guarantee in this Guaranty constitutes an instrument for the payment of money and consents and agrees that any Holder, at its sole option, in the event of a dispute by such Guarantor in the payment of any moneys due hereunder, shall have the right to bring motion-action under New York CPLR Section 3213.

8.     CONTINUING GUARANTEE.

              The guarantee in this Guaranty is a continuing guarantee, and shall apply to all Guaranteed Obligations whenever arising.

9.     GENERAL LIMITATION ON GUARANTEE OBLIGATIONS.

              In any action or proceeding involving any state corporate law, or any state or Federal bankruptcy, insolvency, reorganization, fraudulent conveyance, fraudulent transfer or other law affecting the rights of creditors generally, if the obligations of any Guarantor under Section 2 hereof would otherwise be held or determined to be void, invalid or unenforceable, or subordinated to the claims of any other creditors, on account of the amount of its liability under said Section 2, then, notwithstanding any other provision hereof to the contrary, the amount of such liability shall, without any further action by such Guarantor, any Holder or any other Person, be automatically limited and reduced to the highest amount that is valid and enforceable and not subordinated to the claims of other creditors as determined in such action or proceeding.

10.    SUBORDINATION.

              The obligations of each Guarantor under this Guaranty shall be junior and subordinated in right of payment to any Senior Indebtedness of such Guarantor in the same manner and to the same extent as the Note is subordinated to Senior Indebtedness of the Borrower, pursuant to Section 13 of the Purchase Agreement.

11.    ANTI-LAYERING.

              No Guarantor will, directly or indirectly, incur or suffer to exist any Indebtedness that is subordinate in right of payment to any Indebtedness of such Guarantor, unless such Indebtedness is PARI PASSU with or is subordinate in right of payment to such Guarantor's payment obligations under the Guaranty.

12.    REQUIREMENTS.

              Subject to the terms of the Purchase Agreement, this Guaranty may be amended, and the observance of any term hereof may he waived (either retroactively or prospectively), with (and only with) the written consent of the Majority Lenders.

13.    SUCCESSORS AND ASSIGNS.

              The guaranty provided in Section 2 hereof binds and inures to the benefit of the Holders and each of their respective successors and permitted assigns.

14.    GOVERNING LAW.

              This Guaranty shall be construed and enforced in accordance with, and the rights of the parties shall be governed by, the law of the State of New York excluding choice-of-law principles of the law of such State that would require the application of the laws of a jurisdiction other than such State.

15.    ASSIGNMENTS AND RESTRICTIONS ON TRANSFERS.

              No Guarantor may assign any of its rights or obligations hereunder or under the Note without the prior consent of the Majority Lenders. The Purchaser and each Holder shall not transfer any of its rights under the Guaranty except to the same extent as permitted by Section 20.7 of the Purchase Agreement.

       IN WITNESS WHEREOF, the undersigned have executed this Subordinated Guaranty as of the date first above written.

                                        Varsity Spirit Corporation
                                        Varsity Spirit Fashions & Supplies, Inc.
                                        International Logos, Inc.
                                        Varsity/Intropa Tours, Inc.
                                        Varsity USA, Inc.
                                        Varsity.com, Inc.


                                        By: /s/ John Nichols
                                           -------------------------------------
                                              Name: John Nichols
                                              Title: Senior Vice President