Form 10-K
period 2001-12-31
VARSITY BRANDS INC
filed 2002-04-01
CIK 874786

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM ________ TO ________

                         COMMISSION FILE NUMBER 0-19298

               VARSITY BRANDS, INC. (FORMERLY RIDDELL SPORTS INC.)
             (Exact name of registrant as specified in its charter)

           DELAWARE                                      22-2890400
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

          6745 LENOX CENTER COURT, SUITE 300, MEMPHIS, TENNESSEE 38115 (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (901) 387-4300

           Securities registered pursuant to Section 12(b) of the Act:
      Title of each class         Name of each exchange on which registered
            [NONE]                                  [NONE]

           Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $.01 PAR VALUE
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The Registrant hereby incorporates by reference, in response to Part III, its Proxy Statement for its 2002 Annual Meeting of Stockholders to be filed on or before April 30, 2002 (except to the limited extent the rules and regulations of the Commission authorize certain sections of such Proxy Statement not to be incorporated herein by reference, as specifically indicated in such Proxy Statement).

The aggregate market value of the 4,853,493 shares of outstanding voting stock held by non-affiliates of the Registrant, computed by reference to the last sale price of the Registrant's Common Stock on March 20, 2002, is $10,871,824.

As of March 20, 2002, the Registrant had 9,452,250 shares of Common Stock, $.01 par value per share, outstanding.

         SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

         This report contains certain forward-looking statements, and information relating to Varsity Brands, Inc., formerly known as Riddell Sports Inc., ("Varsity" or the "Company") that are based on the beliefs of management as well as assumptions made by and information currently available to management. Such forward-looking statements are principally contained in the sections "Part I--Item 1--Business" and "Part 2--Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations." Our statements of plans, intentions, objectives and future economic or operating performance contained in this report are forward-looking statements. Forward-looking statements include but are not limited to statements containing terms such as "believes," "does not believe," "no reason to believe," "expects," "plans," "intends," "estimates," "will," "would," "anticipated" or "anticipates." Such statements reflect the current views of Varsity with respect to future events and are subject to certain risks and uncertainties and that could cause the actual results to differ materially from those expressed in any forward-looking statements made by Varsity. We do not intend to update these forward-looking statements.

         We were previously known as Riddell Sports Inc. We are a Delaware corporation that was formed in 1988 to acquire the Riddell brand football protective equipment business. In 1991, we effected an initial public offering of our common stock. In 1997, we acquired Varsity Spirit Corporation, a leader in the spirit industry. In June 2001 we sold the Riddell Group Division and in September 2001 we changed our name to Varsity Brands, Inc.

                                     PART I

ITEM 1.           BUSINESS

GENERAL

         Varsity is the leading marketer and manufacturer of branded products and services to the school spirit industry, and is also a leading provider of branded services to various other extracurricular activities.

         Under our many brands, the best known of which are Varsity Spirit Fashions and Universal Cheerleaders Association, all of which we own, we are:

         o the largest designer, marketer and supplier of cheerleader and dance team uniforms and accessories;

         o the biggest operator of cheerleading and dance team training camps and clinics;

         o a leading organizer of special events for extracurricular activities;

         o    a major provider of studio dance conventions and competitions;

         o    a producer of studio dance apparel for studio dance competitions.

         We have built our various brands and lines of business, in large part, based upon our year-round relationship marketing strategy, which we have established and refined during the course of our twenty-seven (27) years in the school spirit industry. This strategy involves integrating our core cheerleading business with our other activities, including conducting training camps, clinics and conventions, and producing various nationally-televised and regional championships in the U.S. and performance events in the U.S. and Europe. Each of these activities, which are in themselves profitable, reinforce each other and the sale of our products, while they enhance participation in the extracurricular market and build loyalty to our brands.

         We believe that our Varsity Spirit Fashions brand cheerleading uniforms are worn by more high school and college cheerleaders than any other brand. Our cheerleading camps were attended by more than 245,000 students in 2001, more than 40,000 people traveled to the Walt Disney Resorts in Orlando, Florida and Anaheim, California to participate in and view our various cheerleading and dance competitions.

SIGNIFICANT DEVELOPMENTS

         As noted above, on June 22, 2001, the Company completed the sale of its Riddell Group Division to an acquisition affiliate of Lincolnshire Management, Inc. ("Lincolnshire"), a New York based, private-equity fund. The purchase price, which was determined by an arms-length negotiation, was for approximately $61 million in cash, plus an adjustment to cover seasonal funded indebtedness incurred by the Riddell Group Division during 2001. The sale was effected pursuant to a stock purchase agreement dated April 27, 2001 between the Company and Lincolnshire. The Riddell Group Division included: (i) all of the Company's team sports business, excluding Umbro branded team soccer products,
(ii) the Company's licensing segment, which allows third-parties to market certain products using the Riddell and MacGregor trademarks, and (iii) the Company's retail segment, including the New York Executive Office, which managed the retail and licensing segments, and marketed a line of sports collectibles and athletic equipment, principally to retailers in the United States, and to a limited extent internationally.

         In conjunction with the sale of the Riddell Group Division, the Company recognized a decline in value of its net minority investment in a company who makes game uniforms on behalf of the Riddell Group Division. The Company had previously accounted for its investment in the game uniform company using the equity method of accounting. As a result of the sale of the Riddell Group Division and the write-down in the value of its minority investment in the game uniform company, the Company recorded a loss on the sale of the Riddell Group Division of $20.5 million ($12.2 million after tax) in 2001 (See "Management's Discussion and Analysis of Financial Condition and Results of Operations" below).

         In September 2001, the Company settled the litigation that it had brought in March 2001 against Umbro Worldwide, Ltd. and its related companies ("Umbro") involving the licensing agreement that the Company had entered into with Umbro in November 1998 (the "Umbro License"). Specifically, the Company brought suit in the Southern District of New York seeking to prevent certain breaches by Umbro of its agreement with Varsity pertaining to, INTER ALIA, its sale of products in the United States via the Internet and its threatened change of market positioning of certain Umbro products previously sold by Signal Apparel, Inc. In connection with settling this litigation, the Umbro License was terminated, pursuant to which the Company received, among other things, a cash payment of $5.5 million. In addition, the Company is collecting its outstanding receivables under the Umbro License, and has sold its remaining inventory back to Umbro. The amount for which the Company is to receive from the sale of inventory is currently in dispute and will be resolved by a third party arbitrator. The final amount to be received from the sale of Umbro inventory is not known at this time; currently the final settlement can range from $2 million to $3.7 million. Under the Umbro License, Varsity had the exclusive right to sell Umbro branded soccer apparel, equipment and footwear to soccer specialty stores and others in the team channel of distribution, principally in the United States.

BUSINESS SEGMENTS

         We presently employ our integrated sales and marketing strategy and operate our business through various wholly-owned subsidiaries in principally two business segments; (i) uniforms and accessories, and (ii) camps and events. Historically, our uniforms and accessories segment has been responsible for revenues in slightly more than fifty-eight percent (58%) of total revenues, and our camps and events segment has contributed the balance of the revenues.

         UNIFORMS AND ACCESSORIES

         We design, market and manufacture cheerleader and dance team uniforms and accessories, including sweaters, sweatshirts, jumpers, vests, skirts, warm-up suits, t-shirts, shorts, pompons, socks, jackets, pins and gloves. We market all of our cheerleading uniforms and accessories under the Varsity Spirit trademark. Approximately 110,000 catalogs are mailed annually to schools and school spirit advisors and coaches containing color photographs and descriptions of our Varsity Spirit line of uniforms and accessories. We supplement our direct sales force and catalog sales efforts with a telemarketing sales force of eleven
(11) full and part-time employees.

         CAMPS AND EVENTS

         We operate cheerleader and dance team camps in the United States. Camp enrollment has increased every year since the camp division commenced operation in 1975 with 20 cheerleading camps and 4,000 participants. During the 2001 camp season, approximately 245,000 participants, consisting of students and their coaches, attended Varsity's Universal Cheerleader Association and United Spirit Association camps, including over 9,000 participants representing colleges and junior colleges. During 2001, cheerleading and/or dance team squads from approximately 72% of the universities comprising the ATLANTIC COAST, BIG EAST, BIG TEN, BIG TWELVE, PACIFIC 10 and SOUTHEASTERN collegiate athletic conferences attended our camps.

         A significant majority of our cheerleader and dance team camps are conducted on college or junior college campuses. We contract with the colleges and universities for the provision of housing, food and athletic facilities. Our camps generally are conducted over a four-day period and are attended by resident and commuting students.

         Our instructors are mostly college cheerleaders who may have previously attended our camps, and we believe that our training of many of the top college cheerleading squads augments our recruiting of high school and junior high school camp participants. Prior to the commencement of our camps, instructors participate in an intensive six-day training session where they are taught new cheerleading and dance material. We also place a high degree of emphasis on teaching our instructors the most up-to-date teaching, training and safety techniques.

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

         o    National High School Cheerleading Championship(R)

         o    National Dance Team Championship(R)

         o    College Cheerleading and Dance Team National Championship(R)

         o    National All Star Cheerleading Championship(R)

         o    Company Dance Championship(R)

         These championships and special events have been regularly televised on the ESPN television network and have been sponsored by various companies and products, including Nike, Degree, AT&T, Dell, The Walt Disney World Resort, and Gillette.

         In addition to promoting cheerleading and dance team activities, these championships, television specials and events are a source of revenues for us. In 2001, over 44,000 persons, including cheerleaders and their families, attended our special events.

         OTHER

         We are continuing to expand our uniform design, manufacturing and special event expertise from cheerleading into the private dance studio market through our venture called Company Dance. In June 2000, we acquired certain of the assets of the Netherland Corporation ("Starlight Productions"), one of the larger studio dance competition companies. While Starlight Productions' historical operations and assets are not material in comparison to our Financial Statements, we feel that this acquisition combined with our existing Company Dance convention business will help us to expand our entree into the studio dance business. Company Dance operates weekend dance conventions and competitions in thirty U.S. cities, an annual convention championship from the Walt Disney Resort in Orlando that is televised on ESPN and two annual competition championships.

         We  also  operate  Intropa,  a  tour  company,   which  specializes  in
organizing trips for cheerleaders, bands, choirs and orchestras, dance and theater groups and other school affiliated or performing groups, which tour in the continental United States, Hawaii, Canada, Europe and Israel.

         RELATIONSHIP MARKETING

         Our marketing model is based upon our longstanding relationships with three distinct but equally important groups. First, our direct sales efforts, through personalized service, creates an important connection to the participants, coaches and instructors of school spirit activities and other extracurricular activities primarily in junior and senior high schools. Second, instructors and staff at our camps, clinics and performance tours and events motivate participants to get more instruction and become better competitors. Third, we increase our brand awareness and enhance our relationships with our customers through our affiliations with strategic partners such as the Walt Disney Company, ESPN and other media and marketing entities. These strategic relationships and the televised shows that we produce reinforce the importance of our events and competitions. We believe that our sales and marketing strategy provides us with a competitive advantage, and features the following key components:

         o    Cross marketing of products and promotional activities

              o    Camps and Clinics

              o    Special events, conventions and competitions

              o    Uniforms and accessories

              o    Key marketing alliances o Internet operations

         o    Direct Sales Force

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

         Just as our camps build loyalty with respect to cheerleading, special events, conventions and competitions, for other extracurricular activities can build new allegiances from participants in a wide variety of other extracurricular activities. We run regional and national cheerleading and dance team competitions; organize national dance competitions for young individuals through our studio dance division; and sponsor youth soccer tournaments. The national competitions and finals for these activities are typically held at The Walt Disney Resort in Orlando, Florida and are televised on ESPN and/or ESPN2. Participants in the school spirit activities that we target are also given the opportunity to take part in various performance events in the United States and Europe. These events include parades, such as the annual Macy's Thanksgiving Day parade in New York City and year-end parades in London and Paris. We also arrange pre-game and half-time shows for college football bowl games. We intend to extend our promotional activities to a greater number of extracurricular activities with soccer and dance the most likely next additions.

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

         KEY MARKETING ALLIANCES

         We also have longstanding marketing alliances with other strategic partners such as the Walt Disney Company, ESPN and other media and marketing entities. We are currently in our 20th year of broadcasting championship events on ESPN and ESPN2, and our current agreement with ESPN extends through the year 2003. We have been holding championship events at the Walt Disney World Resort in Orlando, Florida since 1995, and our current agreement with the Walt Disney Company extends through the year 2004. All of these alliances serve to further emphasize the prominence and importance of the activity and the participant. All of these marketing relationships also enhance one another and serve to reinforce and cross-market our products and services.

         INTERNET OPERATIONS

         We believe that our Internet operations, which are described further below, are a logical extension and application of this approach and are designed to enhance our contact with customers and build brand loyalty.

         DIRECT SALES FORCE

         Our comprehensive relationship marketing and sales strategy is made possible by our comprehensive sales efforts which are responsible for developing and maintaining relationships among the 40,000 junior and senior high schools, and colleges in the United States. Our sales force develops relationships with participants, coaches and instructors of school spirit activities throughout the U.S. by providing value-added services that enhance participation in the activities. Examples of this include: providing clinics, and quickly servicing, designing and fitting custom-uniforms for participants in cheerleading.

         PRODUCTION

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

         Cheerleading accessories such as shoes, pompons and campwear are purchased from various suppliers including Nike, Adidas, Body Wrappers, and Top Sox, among others. We have expanded the variety and number of accessories we market, which has contributed to the increase in our revenues in recent years.

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

          We launched our Internet business in the fourth quarter of 1999 with a community web site with e-commerce elements for cheerleaders, WWW.VARSITY.COM. In the third quarter of 2000 we launched WWW.CODANCE.COM, our website for Company Dance.

SEASONALITY

         Our operations are highly seasonal. In recent years, our operations have been most profitable in the second and third quarters, with the third quarter typically the strongest, while losses have typically been incurred in the first and fourth quarters.

         The following table sets forth selected unaudited operating results of continuing Varsity operations for each of the four quarters in 2001 and 2000, not including the operating results of the two business units discontinued in 2001, the Riddell Group and Umbro divisions, and the extraordinary gain on bond redemption. You should read this information together with the consolidated financial statements, the notes related to those financial statements and the other financial data included elsewhere in this report.

                                                             First           Second          Third           Fourth
                                                            Quarter          Quarter         Quarter         Quarter
                                                           ---------        ---------       ---------       ---------
Year ended December 31, 2001:
Revenues                                                      $16,659         $54,011         $60,126        $16,753
     Percent of total annual revenues                           11.3%           36.6%           40.7%          11.4%
Income (loss) from continuing operations                     $(6,484)          $7,311          $7,201       $(7,397)

Year ended December 31, 2000:

Revenues                                                      $14,665         $46,999         $57,650        $16,721
     Percent of total annual revenues                           10.8%           34.5%           42.4%          12.3%
Income (loss) from continuing operations                     $(6,806)          $4,687          $7,637       $(6,115)

         This seasonal pattern is influenced by the following factors:

         o Cheerleading and dance uniforms and accessories are typically ordered and shipped between late March, when new cheerleaders are selected for the coming school year, and the end of August, just before the new school year begins.

         o We incur costs relating to our camp business during the first and second quarter as we prepare for the upcoming camp season, while most revenue relating to the camps is earned during the period from June to August. Company Dance competitions and conventions primarily take place during the first and second quarters which may temper this segment's seasonality.

COMPETITION

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

REGULATION

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

EMPLOYEES

         At December 31, 2001, we had approximately 570 employees. Approximately 480 of these employees were employed on a full time basis and approximately 90 were part time or temporary employees.

         During the summer of 2001, we employed approximately 2,400 summer camp instructors, trainers and administrators on a seasonal basis.

         We believe that our relations with our employees are satisfactory.

INSURANCE

         We carry general liability insurance with coverage limits which we believe is adequate for our business.

ITEM 2:  PROPERTIES

         We lease various facilities throughout the U.S.

         We believe our properties, machinery and equipment are adequate for our current requirements.

         Set forth below is information regarding our principal properties:

Location                             Principal Use                         Square Footage   Lease Expiration Date
-------------------------------      -----------------------------------   --------------   ---------------------
Memphis, Tennessee                   Headquarters for Varsity                   51,045      November 2011
                                     Operations

Bartlett, Tennessee                  Warehouse and Manufacturing               205,000      October 2010

Sunnyvale, California                Offices                                     5,200      May 2003

Houston, Texas                       Offices                                     2,500      November 2002

Edmund, Oklahoma                     Offices and Warehouse                       7,000      February 2003


ITEM 3.           LEGAL PROCEEDINGS

         Varsity and its subsidiaries from time to time become involved in various claims and lawsuits incidental to their businesses. The Company does not believe that it is currently involved in any legal proceedings, either individually or in the aggregate, that could have a material adverse effect on its business.

ITEM 4.           SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         At the Company's annual stockholders' meeting held on September 19, 2001, stockholders representing a majority of the issued and outstanding voting securities of the Company voted to amend the Company's Articles of Incorporation to change the name of the Company from Riddell Sports Inc. to Varsity Brands, Inc.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS.

         Our common stock was quoted on the Nasdaq National Stock Market System under the symbol RIDL through November 20, 1998. Commencing November 23, 1998 our common stock was listed on the American Stock Exchange under the symbol RDL. As of December 31, 2001, there were approximately 706 holders of record of our common stock. The following table sets forth the high and low sales prices for our common stock as reported by the American Stock Exchange for 1999, for 2000 and for 2001:

                                                           HIGH         LOW

Year Ended December 31, 1999:
First Quarter                                            $  7.88    $  3.63
Second Quarter                                              4.19       3.00
Third Quarter                                               4.00       2.88
Fourth Quarter                                              3.50       2.81

Year Ended December 31, 2000:
First Quarter                                               3.63       2.94
Second Quarter                                              4.13       2.38
Third Quarter                                               5.75       2.94
Fourth Quarter                                              5.00       2.00

Year Ended December 31, 2001:
First Quarter                                               3.25       2.25
Second Quarter                                              2.69       1.25
Third Quarter                                               2.24       1.56
Fourth Quarter                                              2.20       1.40

         The closing sale price of the Common Stock on December 31, 2001 was $2.20.

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

         The following selected consolidated financial information includes only the results of the Company's continuing operations. The selected consolidated financial information does not include the operating results of the Riddell Group and Umbro divisions, which were sold/terminated during 2001.

                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

STATEMENT OF OPERATIONS DATA                                     YEAR ENDED DECEMBER 31,
                                           ------------------------------------------------------------------------
                                             2001            2000            1999            1998           1997(1)
                                           --------        --------        --------        --------         -------
Net revenues                               $147,549        $136,035        $120,285        $112,195         $65,608
Cost of revenues                             86,968          81,347          71,657          69,641          40,173
                                           --------        --------        --------        --------         -------
Gross profit                                 60,581          54,688          48,628          42,554          25,435
Selling, general and
   administrative expenses                   46,594          42,146          39,831          39,602          21,178

Income from operations                       13,987          12,542           8,797           2,952           4,257
Interest expense, net                        10,346          13,139          12,347          11,786           6,974
                                           --------        --------        --------        --------         -------
Income (loss) from continuing
   operations before income taxes,
   discontinued operations and
   extraordinary item                         3,641           (597)         (3,550)         (8,834)         (2,717)
Income taxes (benefit)                        3,010              __             905              __              __
                                           --------        --------        --------        --------         -------
Income (loss) from continuing
   operations before discontinued
   operations and extraordinary item           $631          $(597)        $(4,455)        $(8,834)        $(2,717)
                                           ========        ========        ========        ========        ========
Earnings (loss) per share before
   discontinued operations and
   extraordinary item:
   Basic                                       $.07          $(.06)          $(.48)          $(.97)          $(.32)
   Diluted                                     $.07          $(.06)          $(.48)          $(.97)          $(.32)

BALANCE SHEET DATA (EXCLUSIVE OF
ASSETS HELD FOR DISPOSAL) (2)                     DECEMBER 31,
                                            -----------------------
                                              2001            2000            1999            1998            1997
                                            -------         -------         -------         -------         -------
Working capital                             $23,640         $12,065         $10,084          $5,438          $5,451
Total assets                                118,631         106,185         109,433         108,856         106,050
Long-term debt, less
   current portion                           80,410         138,919         136,097         126,900         122,500
Stockholders' equity                         17,377          25,872          24,865          25,451          32,125

                                             YEAR ENDED DECEMBER 31,
                                            -----------------------
                                              2001            2000            1999            1998            1997
                                            -------         -------         -------         -------         -------
STATEMENTS OF CASH FLOWS DATA:
Cash flows from continuing
   operations (3)                            $4,239          $4,221        $(5,690)        $(4,814)            $134
Cash flows from investing
   activities (3)                           $65,219        $(2,638)        $(1,384)          $(647)       $(91,245)
Cash flows from financing
   activities (3)                         $(48,082)          $3,099          $8,644          $4,538         $89,518
OTHER DATA (UNAUDITED):
EBITDA from continuing operations (4)       $18,008         $16,248         $12,379          $6,504          $5,957

----------

     (1) In 1997, the Company acquired Varsity Spirit Corporation. The operating results of Varsity have been included in the consolidated financial information from the date of acquisition.

     (2) See Note 10 to the consolidated financial statements relating to contingent liabilities.

     (3) For more detail regarding cash flow from these activities see the Consolidated Statements of Cash Flow on Page F-6.

     (4) EBITDA from continuing operations is the sum of our earnings or loss before discontinued operations, extraordinary items (and the cumulative effect of changes in accounting principles (as applicable)), interest, income taxes, depreciation and amortization expense. EBITDA is a widely accepted financial indicator of a company's ability to service indebtedness. However, EBITDA should not be considered as an alternative to income from operations or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) and should not be construed as an indication of our operating performance or as a measure of our Liquidity. The measure of EBITDA presented above may not be comparable to similarly titled measures reported by other companies because EBITDA is not a standardized measure of profitability or cash flow as defined by generally accepted accounting principals.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of operations

         Set forth below is the percentage of our revenues generated by each of our two business segments in the years ended December 31, 1999, 2000 and 2001.

                                                    1999       2000       2001

                  Uniforms and Accessories        $69,155    $79,179    $88,131

                  Camps and Events                $51,130    $56,856    $59,418



         YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31,
         2000

         Overview

         On June 22, 2001, the Company completed the sale of its Riddell Group Division to an acquisition affiliate of Lincolnshire Management, Inc., a New York based private equity fund. In conjunction with this sale, the Company wrote down its net minority investment in an entity that provides game uniforms to Riddell Group Division. As a result of the two transactions, the Company recorded a loss of $20.5 million ($12.2 million after tax). In September 2001, the Company settled the litigation that had been brought earlier this year against Umbro Worldwide, Ltd. ("Umbro Worldwide") involving its licensing agreement between the Company and Umbro Worldwide. In connection with the settlement and in exchange for an upfront payment and Umbro Worldwide's agreement to make certain additional payments to the Company, until the third quarter of 2002, the Company has voluntarily agreed to terminate its license effective November 30, 2001. The Company reflected the transaction during the fourth quarter of 2001 with the reserves necessary in conjunction with the purchase of inventory by Umbro Worldwide. Riddell Group Division's and Umbro's operating results are shown as income from operations of discontinued business in the Condensed Consolidated Statements of Operations.

         Riddell Group Division included: (i) all of the Company's Team Sports business, excluding Umbro branded team soccer products, (ii) the Company's licensing segment, which allowed third-parties to market certain products using the Riddell and MacGregor trademarks, and (iii) the Company's retail segment, which marketed a line of sports collectibles and athletic equipment to retailers.

         The Umbro operations that were discontinued as a result of the termination of the license with Umbro Worldwide included sales of Umbro soccer apparel, equipment and footwear to soccer specialty stores and others in the team channel of distribution, primarily in the United States.

         As  a  result  of  the  sale  of  Riddell   Group   Division   and  the
discontinuance of the Umbro license, Varsity's continuing financial results consist of operations within the school spirit industry, including: (i) the design, market and manufacture of cheerleader and dance team uniforms and accessories, (ii) the operation of cheerleading and dance team camps throughout the United States, (iii) the production of nationally televised cheerleading and dance team championships and other special events, (iv) the operation of studio dance competitions and conventions and (v) the design, marketing and manufacture of dance and recital apparel for the studio dance market.

         During 2001, the Company used a portion of the proceeds received from the sale of Riddell Group Division to repurchase $40.7 million in face amount of its 10.5% Senior Notes for a total cost, including commissions, of $32 million. As a result of the repurchase, the Company recognized an extraordinary gain of approximately $4.0 million, net of income taxes, commissions and related debt acquisition costs.

         The Company posted a net loss of $8.5 million, or $(0.90) per share, for 2001, compared with earnings of $.6 million, or $0.06 per diluted share, a year earlier.

         Operating income before interest, taxes, discontinued operations and extraordinary items for 2001 increased $1.5 million, or 12%, to $14.0 million from $12.5 million in the year ended 2000. Varsity benefited from increases in revenues which was offset by increases in selling, general and administrative expenses as a percentage of sales, as described in more detail in the discussion which follows this overview.

         The Company's operations are highly seasonal. In recent years, the Company's operations have been profitable in the second and third quarters, with the third quarter typically the strongest, while losses have typically been incurred in the first and fourth quarters.

         The operating results of Riddell Group Division and the Umbro Division are reported as income from operations of discontinued businesses in the Condensed Consolidated Statements of Operations. The following management's discussion and analysis of financial condition reflects changes occurring in the Company's income from continuing operations, exclusive of the discontinued operations of Riddell Group Division and the Umbro division.

         Revenues

         Revenues for the year ended December 31, 2001 increased by $11.5 million, or 8.5%, to $147.5 million from $136.0 million for the year ended December 31, 2000.

         Revenues from the sale of the uniforms and accessories increased by $8.9 million, or 11.3%, to $88.1 million for the year ended December 31, 2001 from $79.2 million for the year ended December 31, 2000. The increase was attributable to an overall strong increase in most product categories, primarily uniforms and lettering, offset by a slight decrease in campwear and shoe sales. The significant increase in revenues is a direct result of quicker delivery of uniforms and accessories combined with higher merchandise sales generated at our instructional camps. The improvement in delivery times is partially attributable to improvements made to the Company's order entry system combined with better availability of inventory items for delivery. The improvement in camp merchandise sales is partially attributable to the consolidation of merchandising and warehousing activities within our camps and events division.

         Revenues from camps and events increased by $2.6 million, or 4.5%, to $59.4 million for the year ended December 31, 2001 from $56.8 million for the year ended December 31, 2000. The increase in revenues for the year is directly attributable to the following: (i) a 50% revenue growth, or $0.6 million, in our studio dance competitions and conventions, such growth being directly attributable to the acquisition of the assets of the Netherland Corporation, an operator of dance competitions, in June 2000, and (ii) a 6.5% increase in camp participants during the year of 2001 as compared to the same period in 2000. Such increases were offset somewhat by a decrease in the number of choir and band tours handled by the Company's group tour business during 2001.

         Gross profit

         Gross profit for the year ended December 31, 2001 increased by 10.8% to $60.6 million from $54.7 million for the year ended December 31, 2000. Gross margin rates increased by 0.9 percentage points to 41.1% for the year ended December 31, 2001 from 40.2% in the year ended December 31, 2000.

         Gross margins rates for the uniforms and accessories segment increased to 46.4% for the year ended December 31, 2001 from 45.4% for the year ended December 31, 2000. The percentage increase was primarily due to a shift in the mix of products sold from lower margin stockable items to higher margin custom uniforms, combined with excellent on-time delivery of production and piece goods which resulted in lower delivery costs and sales discounts. These increases were offset by lower margins earned on the new performance dance wear line as compared to our other uniform lines combined with slightly higher manufacturing costs associated with the new warehouse and production facility.

         Gross margin rates for the camps and events segment increased slightly to 33.2% in the year ended December 31, 2001 from 32.9% for the year ended December 31, 2000. The increase in the gross margin rate is primarily due to the overall decrease in the Company's 2001 group tour operations, which have historically generated lower gross margins than the other parts of the Company's business; therefore, the decrease in group tour operations resulted in an overall increase in the segment's gross margin rate. The increase is also partially due to increased participation in the Company's studio dance competitions and conventions, which have historically generated higher gross margins than the cheerleading and dance camps.

         Selling, general and administrative expenses

         Selling, general and administrative expenses increased as a percentage of revenues to 31.6% for the year ended December 31, 2001 from 31.0% for the year ended December 31, 2000. This increase is primarily due to the following factors: 1) In 2001, the Company accrued a $900,000 bonus; no such bonus was accrued in 2000, 2) The Company recognized approximately $250,000 in costs associated with abandoning its old corporate headquarters; and 3) certain corporate administrative expenses are now being allocated over a smaller revenue basis.

         Selling, general and administrative expenses as a percentage of revenues with respect to the uniforms and accessories segment increased to 32.8% for the year ended December 31, 2001 from 32.2% in the year ended December 31, 2000. The decrease is primarily due to increased rent and occupancy costs, including property taxes, incurred as a result of moving into the Company's new warehouse in October 1999, plus additional costs associated with abandoning the Company's old headquarters.

         Selling, general and administrative expense ratios for the camps and events segment increased to 26.9% for the year ended December 31, 2001 from 24.1% for the year ended December 31, 2000. The increases are due to additional overhead incurred as a result of the acquisition of the assets of the Netherland Corporation in June 2000. Netherland's management team is responsible for managing the Company's studio dance competitions and conventions, as well as the Company's line of performance and recital dance wear, introduced during fiscal 2000.

         Interest Expense

         Interest expense for the years ended December 31, 2000 and 2001 has been reduced by $3.1 million and $3.2 million, respectively, as a result of an allocation of interest expense to the discontinued operations of the Riddell Group Division.

         Net interest expense, after the allocation of interest to discontinued operations, decreased by $2.8 million to $10.3 million for the year ended December 31, 2001 from $13.1 million for the year ended December 31, 2000. Interest expense decreased due to lower interest on the revolving line of credit resulting from lower outstanding indebtedness and decreases in the prime and LIBOR interest rates during 2001. The net interest expense for the year also decreased due to the receipt of interest income of approximately $250,000 as part of a federal tax refund and interest earned on the net cash proceeds received from the sale of Riddell Group Division. The tax refund related to a carry back of net operating losses of the Company's Varsity Spirit Corporation subsidiaries for periods preceding the 1997 acquisition of Varsity Spirit Corporation. The tax refund was for approximately $1.5 million and was recorded as a receivable at the time of acquisition.

         During the year, the Company used a portion of the net proceeds received from the sale of Riddell Group Division to repurchase $40.7 million in face amount of its 10.5% Senior Notes for a total cost, including commissions, of $32.0 million. As a result of the repurchase, the Company recognized an extraordinary gain of approximately $4.0 million, net of income taxes, commissions and related debt acquisition costs.

         Income taxes

         Income tax expense for 2001 consisted of a current state income tax provision of $900,000, offset by a deferred tax benefit of $2.2 million, for a net benefit of $1.3 million. The 2001 income tax expense has been allocated as follows: 1) $3.0 million income tax expense to continuing operations; 2) $1.5 million benefit to income (loss) from operations of discontinued business; 3) $6.3 million benefit to loss on disposal of business; and 4) $3.5 million expense to extraordinary gain on retirement of bonds.

         YEAR ENDED DECEMBER 31,2000 COMPARED TO THE YEAR ENDED DECEMBER 31,
         1999

         Comparative results for this period have been restated to reflect the Company's actual, continuing operations after giving effect to the sale of the Riddell Group Division and the discontinuance of the Umbro operations.

         Overview

         The Company posted net income of $561,000 or $0.06 per share, for the year ended December 31, 2000 as compared with a net loss of $599,000 or $0.06 per share, for the year ended December 31, 1999.

         Operating income before interest, taxes, discontinued operations and extraordinary items for the year ended December 31, 2000 increased $3.7 million, or 42.6%, to $12.5 million from $8.8 million in the year ended December 31, 1999.

         The operating results of the Riddell Group Division and the Umbro Division are reported as income from operations of discontinued businesses in the Consolidated Statements of Operations. The following management discussion and analysis of financial conditions reflects changes occurring in the Company's income from continuing operations, exclusive of the discontinued operations of the Riddell Group Division and the Umbro Division.

         Revenues

         Revenues for the year ended December 31, 2000 increased by $15.7 million, or 13.1%, to $136.0 million from $120.3 million for the year ended December 31, 1999.

         Revenues from the sale of uniforms and accessories increased by $10.0 million, or 14.5%, to $79.2 million for the year ended December 31, 2000 from $69.2 million in the year ended December 31, 1999. The increase was attributable to an overall strong increase in most product categories, primarily uniforms, lettering and accessories, offset by a slight decrease in dance and shoe sales. The significant increase in revenues is a direct result of expansion within our existing product lines and increased unit sales.

         Revenues from camps and events increased by $5.8 million, or 11.2% to $56.9 million for the year ended December 31, 2000 from $51.1 million for the year ended December 31, 1999. The increase in revenues is directly attributable to the followings (i) a 15,000 increase or 7%, in the number of camp participants, as compared to the previous year. Camp participants increased to 230,000 for the year ended December 31, 2000 from 215,000 for the year ended December 31, 1999; (ii) an increase in the number of choir and band tours handled by the Company's group tour business during 2000; such increase being related to additional travel related to the 2000 millennium celebrations.

         Gross profit

         Gross profit for the year ended December 31, 2000 increased by $6.1 million, or 12.5% to $54.7 million from $48.6 million for the year ended December 31, 1999. Gross margin rates decreased slightly by 0.2 percentage points to 40.2% for the year ended December 31, 2000 from 40.4% in the year ended December 31, 1999.

         Gross margin rates for the uniforms and accessories segment decreased to 45.4% for the year ended December 31, 2000 from 46.4% for the year ended December 31, 1999. The percentage decrease was primarily due to increased shipping costs and discounts given as a result of production delays caused by the significant increase in the order volume, combined with slightly higher manufacturing costs associated with new warehouse facilities and increased inventory costs associated with merchandise sales generated at our instructional camps.

         Gross margin rates for the camps and events segment increased to 32.9% for the year ended December 31, 2000 from 32.3% for the year ended December 31, 1999. The percentage increase is primarily due to the spreading of certain fixed and variable costs over a greater revenue base. In 1999, the Company added an additional layer of employees, who were responsible for recruiting camp participants. Such payroll and related costs were spread over a larger revenue base in 2000.

         Selling, general and administrative expenses

         Selling, general and administrative expenses decreased as a percentage of revenues to 31.0% for the year ended December 31, 2000 from 33.1% for the year ended December 31, 1999. The improvement is principally due to the improved absorption of the relatively fixed portions of selling, general and administrative expenses resulting from the increases in revenues.

         Selling, general and administrative expenses as a percentage of revenues with respect to the uniforms and accessories segment decreased to 32.2% in the year ended December 31, 2000 from 33.5% in the year ended December 31, 1999. The decrease is primarily due to the improved absorption of the relatively fixed portions of selling, general and administrative expenses resulting from the increases in revenues realized in 2000.

         Selling, general and administrative expenses as a percentage of revenues with respect to the camps and events segment decreased to 24.1% in the year ended December 31, 2000 from 26.3% in the year ended December 31, 1999. The decrease is primarily due to the improved absorption of the relatively fixed portions of selling, general and administrative expenses resulting from the increases in revenues realized in 2000.

         Interest expense

         Interest expense for the years ended December 31, 2000 and 1999 has been reduced by $3.2 million and $3.0 million, respectively, as a result of allocation of interest expense to the discontinued operations of Riddell Group Division.

         Net interest expense, after the allocation of interest to discontinued operations, increased by $0.8 million to $13.1 million for the year ended December 31, 2000 from $12.3 million for the year ended December 31, 1999. The increase in interest expense was due to an increase in the average borrowings on the Company's line of credit facility and increases in the prime and LIBOR interest rates.

         Income taxes

         Interest tax expense in 2000 consisted of a provision for federal alternative minimum tax, with an offsetting deferred tax benefit. Income tax expense in 1999 reflects an adjustment relating to the valuation of deferred taxes. No other net tax expense was recorded in 2000 or 1999.

Liquidity and capital resources

         The seasonality of our working capital needs is primarily impacted by three factors. First, a significant portion of the products we sell are sold throughout the year on dated-payment terms, with the related receivables becoming due when the school year begins during the following July to October period. Second, we incur costs relating to our summer camp business during the first and second quarter as we prepare for the upcoming camp season, while camp revenues are mostly collected in the June to August period. Lastly, outstanding balance of our debt structure impacts our working capital requirements as the semi-annual interest payments on our currently $74.3 million of 10.5% Senior Notes outstanding come due each January and July. Prior to the consummation of the sale of Riddell Group Division, there were $115 million of 10.5% of Senior Notes outstanding. In accordance with certain provisions of the Senior Notes, the Company subsequently repurchased an aggregate of $40.7 million in principal amount of Senior Notes following the sale of the Riddell Group Division. Specifically, $11.8 million in principal amount of Senior Notes in open market purchases in the third and fourth quarters of 2001 for an aggregate purchase price of $8.4 million, and $28.9 million in principal amount of Senior Notes in the Company's "Modified Dutch Auction" tender offer completed in December 2001 for an aggregate purchase price of $23.1 million.

         To finance the Company's seasonal working capital demands, we maintain a credit facility in the form of a revolving line of credit. Upon the sale of the Riddell Group Division, the Company repaid all indebtedness then outstanding under its credit facility, approximately $32.7 million, and in conjunction therewith, the Company amended and reduced its revolving credit facility from $48 million to $15 million. The outstanding balance on the Company's credit facility follows the seasonal cycles described above, increasing during the early part of the operating cycle in the first and second quarters of each year and then decreasing from the third quarter and into the fourth quarter as collections are used to reduce the outstanding balance.

         At December 31, 2001 there was no outstanding balance under the credit facility. This compares with outstanding balances of $16.4 million at December 31, 2000.

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

         In June 2001, Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets" was issued and is effective for all fiscal years beginning after December 15, 2001. SFAS 142 changes the methods of amortizing goodwill and intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized but will be tested annually for impairment. Intangible assets with finite useful lives will continue to be amortized over their useful lives. The statement provides specific guidance for testing goodwill for impairment. Goodwill will be tested at least annually with a two-step process that begins with an estimation of the fair value of the reporting unit. SFAS 142 is required to be applied at the beginning of an entity's fiscal year with impairment losses that arises from the initial application of this Statement to be reported as resulting from a change in accounting principle. The Company will implement SFAS 142 as of the beginning of fiscal 2002. The Company has not determined the impact of this statement on the carrying value of its goodwill. The adoptions of the new standard will also benefit earnings beginning in 2002 by approximately $1.9 million in reduced goodwill amortization.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Item 14(a) in Part IV and page F-1 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

         The Registrant hereby incorporates by reference, in response to Part III, its Proxy Statement for its 2002 Annual Meeting of Stockholders to be filed on or before April 30, 2002 (except to the limited extent the rules and regulations of the Commission authorize certain sections of such Proxy Statement not to be incorporated herein by reference, as specifically indicated in such Proxy Statement).

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

                                       VARSITY BRANDS, INC.

Dated:  April 1, 2002              By: /s/ Jeffrey G. Webb
                                       ----------------------------------------
                                       Jeffrey G. Webb Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Jeffrey G. Webb
-------------------------
Jeffrey G. Webb            Vice Chairman of the Board           April 1, 2002
                           and Chief Executive Officer

/s/ Robert E. Nederlander
-------------------------
Robert E. Nederlander      Chairman of the Board                April 1, 2002


/s/ Leonard Toboroff
-------------------------
Leonard Toboroff           Vice President and Director          April 1, 2002


/s/ John M. Nichols
-------------------------
John M. Nichols            Chief Financial Officer              April 1, 2002


/s/ John McConnaughy, Jr.
-------------------------
John McConnaughy, Jr.      Director                             April 1, 2002


/s/ Glen E. Schembechler
-------------------------
Glen E. Schembechler       Director                             April 1, 2002


/s/ Don R. Kornstein
-------------------------
Don R. Kornstein           Director                             April 1, 2002


/s/ Arthur N. Seessel, III
-------------------------
Arthur N. Seessel, III     Director                             April 1, 2002





  Item 14(c)        PART IV

                    Exhibit Index

                    Note: All references to "Riddell Sports Inc." refer to the Company, currently known as "Varsity Brands, Inc."

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

  9.1               Voting Trust Agreement dated May 1991 (2).

  10.1 Settlement Agreement, dated April 9, 1981, among McGregor-Doniger Inc., Brunswick Corporation and The Equilink Corporation (2).

  10.2              1997 Stock Option Plan (13).

  10.3 1991 Stock Option Plan (2) as amended by amendments described in Riddell Sports Inc.'s proxy materials for its annual stockholders meetings held on August 20, 1992, September 30, 1993, June 27, 1996 and June 24, 1997.

  10.4 Employment Agreement, dated June 22, 1992, between Riddell Sports Inc. and Robert F.

                    Nederlander (4); amended July 27, 1994 (6).

  10.5 Employment Agreement, dated June 22, 1992, between Riddell Sports Inc. and Leonard Toboroff (4); amended July 27, 1994
                    (6).

  10.6 Employment Agreement, dated March 19, 1993, commencing March 25, 1993 between David Mauer and Riddell Sports Inc. (5), as amended January 17, 1994; November 1, 1994 (7); November 28, 1994 (8).

  10.7 Employment Agreement, dated as of March 7, 1996, between Riddell Sports Inc. and David Groelinger (10), as amended March 7, 1998 (18) and as amended March 1, 2000 (20).

  10.8 Note Purchase Agreement, dated October 30, 1996, between Riddell Sports Inc. and Silver Oak Capital, L.L.C., as amended by letter agreement dated May 2, 1997 (11).

  10.9 Registration Rights Agreement, dated November 8, 1996, between Riddell Sports Inc. and Silver Oak Capital L.L.C.
                    (11).

  10.10 Shareholders Agreement, dated as of May 5, 1997, between Riddell Sports Inc., Cheer Acquisition Corp. and certain shareholders of Varsity Spirit Corporation (16).

  10.11 Employment Agreement, dated as of May 5, 1997, between Riddell Sports Inc. and Jeffrey G. Webb (16).

  10.12 Employment Agreement, dated as of May 5, 1997, between Riddell Sports Inc. and W. Kline Boyd (16), as amended August 2, 1999 (20).

  10.13 Umbro License Agreement, dated as of November 23, 1998, between Umbro International, Inc. and Varsity Spirit Fashions & Supplies, Inc. (19).

  10.14 Asset and USISL Stock Purchase Agreement, dated as of November 1998, between Umbro International, Inc. and Varsity Spirit Fashions & Supplies, Inc. (19).

  10.15 Amended and Restated Loan, Guaranty And Security Agreement dated as of April 20, 1999 among the financial institutions named therein, as the Lenders, Bank of America National Trust and Savings Association, as the Agent, Riddell Sports Inc., as the Parent Guarantor, Riddell, Inc., All American Sports Corporation, Varsity Spirit Corporation, and Varsity Spirit Fashions & Supplies, Inc. collectively, as the Borrower and all other subsidiaries of the Parent Guarantor, collectively, as the Subsidiary Guarantors (19), as amended July 16, 1999 (20), as amended January 1, 2000 (20), as amended December 31, 2000 (21) and as amended December 31, 2000 (21).

  10.16 Sublease between Nederlander Television and Film Production, Inc. and Riddell Sports Inc., as amended (20).

  10.17 Employment Agreement, dated as of March 1, 2000, between Riddell Sports Inc. and Greg Webb (21).

  10.18 Industrial Lease Agreement dated August 22, 2000 between Riddell Sports, Inc. and Belz Investco GP (21), as amended January 24, 2001 (21) and as amended February 13, 2001.

  10.19 Lease Agreement dated February 1, 2001 between Riddell Sports Inc. and Lenox Park Building F Partners (21).

  10.20 Second Amended and Restated Loan, Guaranty And Security Agreement dated as of July 23, 2001 among the financial institutions named therein, as the Lenders, Bank of America, N.A., as the Agent, Riddell Sports Inc., as the Parent Guarantor, Varsity Spirit Corporation, Varsity Spirit Fashions & Supplies, Inc., Varsity USA, Inc., Varsity/Intropa Tours, Inc. and International Logos, Inc. collectively, as the Borrower (22).

  10.21 4.10% Convertible Subordinated Note, dated August 16, 2001, between Riddell Sports Inc. and Silver Oak Capital, L.L.C.
                    (23).

  21                List of subsidiaries (17).

  23                Consent of Grant Thornton LLP regarding Varsity Brands, Inc.
                    (1).

----------

  (1)          Filed herewith.

  (2) Incorporated by reference to Riddell Sports Inc.'s Registration Statement on Form S-1 (Commission File No. 33-40488) effective June 27, 1991 (including all pre-effective amendments to the Registration Statement).

  (3)          Intentionally omitted.

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

  (12)         Intentionally omitted.

  (13) Incorporated by reference to Riddell Sports Inc.'s Proxy Statement filed June 6, 1997.

  (14) Incorporated by reference to Riddell Sports Inc.'s Form 8-K dated June 19, 1997.

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

  (17) Incorporated by reference to Riddell Sports Inc.'s Registration Statement on Form S-4 (Registration No. 333-31525) filed July 18, 1997.

  (18) Incorporated by reference to Riddell Sports Inc.'s Form 10-K Report for the year ended 1997 (File No. 0-19298).

  (19) Incorporated by reference to Riddell Sports Inc.'s Form 10-K Report for the year ended 1998 (File No. 0-19298).

  (20) Incorporated by reference to Riddell Sports Inc.'s Form 10-K Report for the year ended 1999 (File No. 0-19298).

  (21) Incorporated by reference to Riddell Sports Inc.'s Form 10-K Report for the year ended 2000 (File No. 0-19298).

  (22) Incorporated by reference to Varsity Brands, Inc.'s Form 10-Q Report for the quarter ended June 30, 2001 (File No. 0-19298).

  (23) Incorporated by reference to Varsity Brands, Inc.'s Form 10-Q Report for the quarter ended September 30, 2001 (File No. 0-19298).

                          INDEX TO FINANCIAL STATEMENTS


                                                                                                             PAGE
         Report of Independent Certified Public Accountants..........................................         F-2

         Consolidated Balance Sheets at December 31, 2001 and 2000 ..................................         F-3

         Consolidated Statements of Operations for the years ended
             December 31, 2001, 2000 and 1999 .......................................................         F-4

         Consolidated Statements of Stockholders' Equity for the years
             ended December 31, 2001, 2000 and 1999 .................................................         F-5

         Consolidated Statements of Cash Flows for the years ended
             December 31, 2001, 2000 and 1999........................................................         F-6

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

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS









Board of Directors
Varsity Brands, Inc.


         We have audited the accompanying consolidated balance sheets of Varsity Brands, Inc. (formerly Riddell Sports Inc.) (a Delaware corporation) and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the management of Varsity Brands, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Varsity Brands, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.




                               GRANT THORNTON LLP


Chicago, Illinois
February 20, 2002

                      VARSITY BRANDS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                       December 31,
                                                                               ------------------------------
                                                                                   2001             2000
                                                                               -------------     ------------
                                 ASSETS
Current assets:
   Cash and cash equivalents                                                        $14,397            $ 109
   Accounts receivable, trade, less allowance for doubtful
     accounts ($429 and $400, respectively)                                          12,161           14,473
   Inventories                                                                        7,863            7,202
   Prepaid expenses                                                                   3,937            3,250
   Other receivables                                                                  3,555            1,454
   Deferred income taxes                                                              2,383            2,270
   Assets held for disposal                                                               -           87,632
                                                                               -------------     ------------

                    Total current assets                                             44,296          116,390
Property and equipment, less accumulated depreciation                                 4,387            4,349
Intangible assets and deferred charges, less accumulated amortization                69,389           72,615
Other assets                                                                            559              463
                                                                               -------------     ------------

                    Total assets                                                   $118,631         $193,817
                                                                               =============     ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                 $ 5,891          $ 4,072
   Accrued liabilities                                                                8,258            7,131
   Customer deposits                                                                  5,132            5,490
   Current portion of long-term debt                                                  1,375                -
   Liabilities of discontinued businesses                                                 -           10,063
                                                                               -------------     ------------

                    Total current liabilities                                        20,656           26,756
Long-term debt, less current portion                                                 80,410          138,919
Deferred income taxes                                                                   188            2,270
Commitments and contingent liabilities                                                    -                -

Stockholders' equity:
   Preferred stock, $.01 par; authorized 5,000,000 shares; none issued                    -                -
   Common stock, $.01 par; authorized 40,000,000 shares; issued
     outstanding 9,452,250                                                               95               95
   Capital in excess of par                                                          37,306           37,306
   Accumulated deficit                                                              (20,024)         (11,529)
                                                                               -------------     ------------

                    Total stockholders' equity                                       17,377           25,872
                                                                               -------------     ------------

                       Total liabilities and stockholders' equity                  $118,631         $193,817
                                                                               =============     ============


                 See notes to consolidated financial statements

                      VARSITY BRANDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS,EXCEPT PER SHARE AMOUNTS)

                                                                   Years ended December 31,
                                                              2001            2000           1999
                                                           -----------     -----------    -----------

Net revenues:
   Uniforms and accessories                                   $  88,131    $  79,179    $  69,155
   Camps and events                                              59,418       56,856       51,130
                                                              ---------    ---------    ---------

                                                                147,549      136,035      120,285

Cost of revenues:
   Uniforms and accessories                                      47,279       43,209       37,061
   Camps and events                                              39,689       38,138       34,596
                                                              ---------    ---------    ---------

                                                                 86,968       81,347       71,657
                                                              ---------    ---------    ---------

Gross profit                                                     60,581       54,688       48,628

Selling, general and
   administrative expenses                                       46,594       42,146       39,831
                                                              ---------    ---------    ---------

Income from operations                                           13,987       12,542        8,797

Other expense:
   Interest expense                                              11,096       13,139       12,347
   Interest income                                                 (750)          --           --
                                                              ---------    ---------    ---------

Total other expense                                              10,346       13,139       12,347
                                                              ---------    ---------    ---------

Income (loss) from continuing operations before
   income taxes, discontinued operations and
   extraordinary items                                            3,641         (597)      (3,550)

Income taxes (benefit)                                            3,010         --            905
                                                              ---------    ---------    ---------

Income (loss) from continuing operations                            631         (597)      (4,455)

Discontinued operations:
   Income (loss) from operations of discontinued businesses      (3,847)       1,158        3,856
   Loss on disposal of businesses                                (9,326)        --           --
                                                              ---------    ---------    ---------

Total income (expense) from discontinued operations
   before extraordinary items                                   (12,542)         561         (599)

Extraordinary items - Gain on retirement of bonds                 4,047         --           --
                                                              ---------    ---------    ---------

Net income (loss)                                             $  (8,495)   $     561    $    (599)
                                                              =========    =========    =========

Income (loss) from continuing operations per share:
      Basic                                                   $    0.07    $   (0.06)   $   (0.48)
      Diluted                                                 $    0.07    $   (0.06)   $   (0.48)

Net earnings (loss) per share:
      Basic                                                   $   (0.90)   $    0.06    $   (0.06)
      Diluted                                                 $   (0.90)   $    0.06    $   (0.06)

Weighted average number common and common
   equivalent shares outstanding
      Basic                                                       9,452        9,389        9,260
      Diluted                                                     9,452        9,471        9,260


                 See notes to consolidated financial statements

                      VARSITY BRANDS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                                                      RETAINED
                                            COMMON STOCK              ADDITIONAL      EARNINGS              TOTAL
                                     ---------------------------     PAID IN          (ACCUMULATED      STOCKHOLDERS'
                                       SHARES          AMOUNT        CAPITAL          DEFICIT)             EQUITY
                                     ------------    -----------    -----------    ----------------    ----------------
Balance, January 1, 1999                   9,259           $ 93        $36,849           $ (11,491)           $ 25,451
   Issuance of common stock upon
      exercise of stock options                4              -             13                   -                  13
   Net (loss) for the year                     -              -              -                (599)               (599)
                                     ------------    -----------    -----------    ----------------    ----------------

Balance December 31, 1999                  9,263             93         36,862             (12,090)             24,865
   Stock issued to employees                  54              -            169                   -                 169
   Issuance of common stock upon
      exercise of stock options              135              2            275                   -                 277
   Net income for the year                     -              -              -                 561                 561
                                     ------------    -----------    -----------    ----------------    ----------------

Balance December 31, 2000                  9,452             95         37,306             (11,529)             25,872
   Net (loss) for the year                     -              -              -              (8,495)             (8,495)
                                     ------------    -----------    -----------    ----------------    ----------------

Balance December 31, 2001                  9,452           $ 95        $37,306           $ (20,024)           $ 17,377
                                     ============    ===========    ===========    ================    ================


                 See notes to consolidated financial statements

                      VARSITY BRANDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)

                                                                           YEARS ENDED DECEMBER 31,
                                                                      2001            2000           1999
                                                                   -----------     -----------    -----------
Cash flows from operating activities:
   Net income (loss)                                                 $ (8,495)          $ 561         $ (599)
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) continuing operations:
     (Income) loss from operations of discontinued businesses           3,847          (1,158)        (3,856)
      Loss on disposal of businesses                                    9,326               -              -
      Extraordinary gain on retirement of bonds                        (4,047)              -              -
      Depreciation and amortization:
         Amortization of debt issue costs                                 761             863            843
         Other depreciation and amortization                            4,047           3,706          3,581
      Provision for losses on accounts receivable                         325             417            584
      Deferred income taxes                                            (2,195)              -            905
      Changes in assets and liabilities, net of assets sold
          and extraordinary items:
         (Increase) decrease in:
            Accounts receivable, trade                                  1,987          (2,902)        (1,625)
            Inventories                                                  (661)          2,126         (1,430)
            Prepaid expenses                                             (687)            997           (516)
            Other receivables                                          (2,101)            (28)            25
            Other assets                                                 (456)          1,384         (1,139)
         Increase (decrease) in:
            Accounts payable                                            1,819            (611)        (3,623)
            Accrued liabilities                                         1,127            (534)         1,031
            Customer deposits                                            (358)           (600)           129

                                                                   -----------     -----------    -----------

Net cash provided by (used in) continuing operations                    4,239           4,221         (5,690)

Cash flows from discontinued operations and extraordinary item
   Net change in assets held for disposal                              (6,021)         (4,199)        (3,172)
   Deferred bond costs associated with extraordinary gain              (1,067)              -              -

                                                                   -----------     -----------    -----------

Net cash used by discontinued operations and extraordinary item        (7,088)         (4,199)        (3,172)

Cash flows from investing activities:
   Capital expenditures                                                (2,089)         (2,306)        (1,384)
   Net proceeds received from sale of businesses                       67,308               -              -
   Other assets                                                             -            (332)             -

                                                                   -----------     -----------    -----------

Net cash provided by (used in)  investing activities                   65,219          (2,638)        (1,384)

Cash flows from financing activities:
   Net borrowings (repayments) under line-of-credit agreement         (16,419)           2,822          9,197
   Redemption of senior bonds                                         (31,425)              -              -
   Debt issue costs                                                      (238)              -           (566)
   Proceeds from issuance of common stock                                   -             277             13

                                                                   -----------     -----------    -----------

Net cash provided in (used by) financing activities                   (48,082)          3,099          8,644
                                                                   -----------     -----------    -----------

Net increase in cash                                                   14,288             483         (1,602)
Cash, beginning                                                           109            (374)         1,228
                                                                   -----------     -----------    -----------

Cash, ending                                                          $14,397           $ 109         $ (374)
                                                                   ===========     ===========    ===========


                 See notes to consolidated financial statements

                      VARSITY BRANDS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Varsity Brands, Inc. and its wholly owned subsidiaries ("the Company"). All significant intercompany accounts and transactions have been eliminated. The Company changed its name to Varsity Brands, Inc. from Riddell Sports Inc. in September 2001 in conjunction with the sale of the Riddell Group Division ("RGD") in June 2001.

         BUSINESS: The Company designs and markets cheerleading and dance team uniforms and accessories; operates cheerleading and dance team camps, clinics and special events; and provides studio dance conventions and competitions. The Company markets its products and services to schools and recreational organizations and the coaches and participants in the extracurricular market through its own nationwide sales force, a web site targeted to specific activities and a year-round marketing cycle of special events, competitions and instruction.

         CASH AND CASH EQUIVALENTS: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

         INVENTORIES: Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and include material, labor and factory overhead.

         PROPERTY AND EQUIPMENT: Property and equipment are stated at cost. Depreciation is being computed using the straight-line method over the estimated useful lives (principally leasehold improvements are depreciated over the lesser of the lease term or their useful life, and 3 to 7 years for machinery and equipment and furniture and fixtures) of the related assets.

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

         REVENUES: Sales of products are recorded upon shipment to customers. Camp and event revenues are recognized over the term of the respective activity.

         ESTIMATES: In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that

                      VARSITY BRANDS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods reported. Actual results could differ from those estimates. Estimates relating to contingent liabilities are further discussed in Note 10.

         CONCENTRATION OF CREDIT RISK: The majority of the Company's receivables arise from sales to schools and other institutions. The Company maintains reserves for potential losses on receivables from these institutions, as well as receivables from other customers, and such losses have generally not exceeded management's expectations.

         EARNINGS (LOSS) PER SHARE: Basic earnings (loss) per share amounts have been computed by dividing earnings (loss) by the weighted average number of outstanding common shares. Diluted earnings (loss) per share are computed dividing earnings (loss) by the weighted average number of common shares and common equivalent shares relating to dilutive securities. The following table shows a reconciliation of this denominator:

                                                                       YEARS ENDED DECEMBER 31,
                                                                -----------------------------------
                                                                2001            2000           1999
                                                                ----            ----           ----
                                                                            (IN THOUSANDS)
         Weighted average number of outstanding
            common shares...................................    9,452           9,389          9,260

         Options, assumed exercise of dilutive options,
            net of treasury shares, which could have
            been purchased from the proceeds of
            the assumed exercise based on
            average market prices...........................        -              82              -
                                                               ------          ------          -----
                  Denominator for diluted computation.......    9,452           9,471          9,260
                                                               ======          ======          =====


         For the year ended December 31, 2001, options to purchase 2,130,875 shares of common stock with a weighted average price of $4.34 and the convertible debt described in Note 7 were excluded from the computation of diluted earnings per share, as their inclusion would not have been dilutive. For the year ended December 31, 2000, options to purchase 1,960,450 shares of common stock with a weighted average price of $4.66 and the convertible debt described in Note 7 were excluded from the computation of diluted earnings per share, as their inclusion would not have been dilutive. For the year ended December 31, 1999, potentially dilutive securities, which include convertible debt, common stock options and warrants, were not dilutive due to the net losses incurred and were excluded from the computation of diluted earnings per share.

         SHIPPING AND HANDLING FEES: In September 2000, the Emerging Issues Task force ("EITF") reached a consensus with respect to EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." The purpose of this issue discussion was to clarify the classification of shipping and handling revenue and costs. The consensus reached was that all shipping and handling amounts billed to customers should be classified as revenue. Additionally, a consensus was reached that the classification of shipping and handling costs is an accounting policy decision that should be disclosed pursuant to Accounting Principles Board Opinion No. 22, "Disclosures of Amounting Policies." The Company may adopt a policy of including shipping and handling costs in cost of sales or in operating expenses. If shipping costs are material and are not included

                      VARSITY BRANDS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

in costs of sales, disclosure of both the amount of such costs and the line item on the income statement is required.

         The Company has adopted EITF issue 00-10 and billings to customers for freight and handling charges are generally included in net sales and cost of goods sold in the Consolidated Statements of Operations for all periods presented.

         NEW ACCOUNTING PRONOUNCEMENTS: In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 is effective for the Company as of January 1, 2002. Under the new rules, goodwill and indefinite lived intangible assets will no longer be amortized but will be reviewed annually for impairment. Intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives.

         The adoption of SFAS No. 142 requires that an initial impairment assessment be performed on all goodwill and indefinite lived intangible assets. To complete this assessment, the Company will compare the fair value to the current carrying value of goodwill. Fair values will be derived using cash flow analysis. The assumptions used in this cash flow analysis will be consistent with the Company's internal planning. Any impairment charge resulting from the initial assessment will be recorded as a cumulative effect of an accounting change. The Company will implement SFAS 142 as of the beginning of fiscal 2002. The Company has not yet determined the impact of this statement on the carrying value of its goodwill. The adoption of the new standard will benefit earnings beginning in 2002 by approximately $1.9 million in reduced goodwill amortization.

2.       DISPOSITION OF ASSETS

         On June 22, 2001, the Company completed the sale of its Riddell Group Division to an acquisition affiliate of Lincolnshire Management, Inc. ("Lincolnshire"), a New York based, private-equity fund. The purchase price, which was determined by an arms-length negotiation, was for approximately $61 million in cash, plus an adjustment of $6.5 million to cover seasonal funded indebtedness incurred by the Riddell Group Division during 2001 for a total purchase price of approximately $67.5 million.

         The sale was made pursuant to a stock purchase agreement dated April 27, 2001 between the Company and Lincolnshire. The Riddell Group Division included: (i) all of the Company's team sports business, excluding Umbro branded team soccer products, (ii) the Company's licensing segment, which allows third-parties to market certain products using the Riddell and MacGregor trademarks, and (iii) the Company's retail segment, including the New York Executive Office, which managed the retail and licensing segments, and marketed a line of sports collectibles and athletic equipment, principally to retailers in the United States, and to a limited extent internationally. In conjunction with the sale of the Riddell Group Division, the Company recognized a decline in value in its net minority investment in a company who makes game uniforms on behalf of the Riddell Group Division. The Company had previously accounted for its investment in the game uniform company using the equity method of accounting. As a result of the sale of the Riddell Group Division and the write-down in the value of its minority investment in the game uniform company, the Company recorded a loss on the sale of the Riddell Group Division of $20.5 million ($12.2 million after tax) in 2001.

         The net operating results of the Riddell Group Division are presented as income from operations of discontinued businesses in the Consolidated Statements of Operations. Revenues generated by the Riddell Group Division for the years ended December 31, 2001, 2000 and 1999 were $42.4 million, $89.3 million and $81.6 million, respectively.

                      VARSITY BRANDS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         In September 2001, the Company settled the litigation that it had brought earlier in the year against Umbro Worldwide, Ltd. ("Umbro Worldwide") involving the licensing agreement between the Company and Umbro Worldwide. The license agreement allowed Varsity to sell Umbro branded soccer apparel, equipment and footwear to soccer specialty stores and others in the team channel of distribution, principally in the United States.

         In connection with the settlement and in exchange for a lump sum payment of $5.5 million and Umbro Worldwide's agreement to make certain payments to the Company in the future, including the purchase, at net realizable value, of certain inventory from the Company, the Company has voluntarily agreed to terminate its license effective November 30, 2001. As a result of the early termination of the Umbro license, the Company has recognized a gain of approximately $4.9 million ($2.9 million after tax) during 2001. The amount for which the Company is to receive from the sale on inventory is currently in dispute and will be resolved by a third party arbitrator. The final amount to be received from the sale of Umbro inventory is not known at this time with the final settlement ranging from a low of $2 million to high of $3.7 million.

         The net operating results of the Umbro Division are presented in income from discontinued operations of discontinued businesses in the Consolidated Statements of Operations. Revenues generated by the Umbro division for the years ended December 31, 2001, 2000 and 1999 were $9.3 million, $9.4 million and $6.8 million, respectively.

3.       RECEIVABLES

         Accounts receivable include unbilled shipments of approximately $610,000 and $349,000 at December 31, 2001 and 2000. It is the Company's policy to record revenues when the related goods have been shipped. Unbilled shipments represent receivables for shipments that have not yet been invoiced. These amounts relate principally to partial shipments to customers, who are not invoiced until their order is shipped in its entirety or customers with orders containing other terms that require a deferral in the issuance of an invoice. Management believes that substantially all of these unbilled receivables will be invoiced within the current sales season.


4.       INVENTORIES:

         Inventories consist of the following:
                                               DECEMBER 31,
                                           -------------------
                                           2001           2000
                                          ------         ------
                                              (IN THOUSANDS)
                  Finished goods          $5,904         $5,355
                  Work-in-process            175            171
                  Raw materials            1,784          1,676
                                          ------         ------
                                          $7,863         $7,202
                                          ======         ======

                      VARSITY BRANDS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.       PROPERTY AND EQUIPMENT:

         Property and equipment consist of the following:
                                                         DECEMBER 31,
                                                      2001        2000
                                                      ----        ----
                                                       (IN THOUSANDS)
                  Machinery and equipment           $ 6,157     $ 8,663
                  Furniture and fixtures              2,861       2,724
                  Leasehold improvements                298         539
                                                    -------     -------
                                                      9,316      11,926
                  Less accumulated depreciation       4,929       7,577
                                                    -------     -------
                                                    $ 4,387     $ 4,349
                                                    =======     =======

         Depreciation expense from continuing operations relating to all property and equipment amounted to $2,051,000, $1,806,000 and $1,691,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

6.       INTANGIBLE ASSETS AND DEFERRED CHARGES:

         Intangible assets and deferred charges consist of the following:

                                         ESTIMATED
                                           LIVES            DECEMBER 31,
                                          IN YEARS       2001         2000
                                          --------   ----------    ---------
                                                           (IN THOUSANDS)
         Goodwill                         20 to 40      $76,191      $76,191
         Debt issue costs                  5 to 8         5,481        7,155
         Other                             2 to 5           360          120
                                                     ----------    ---------
                                                         82,032       83,466
         Less accumulated amortization                   12,643       10,851
                                                     ----------    ---------
                                                        $69,389      $72,615
                                                     ==========    =========

         Amortization expense relating to all intangible assets and deferred charges amounted to $2,757,000, $2,763,000 and $2,733,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

7.       LONG-TERM DEBT:

Long-term debt consists of the following:

                                                                                   DECEMBER 31,
                                                                               2001             2000
                                                                             --------        --------
                                                                                    (IN THOUSANDS)
Outstanding balance under a credit facility expiring in 2002, the            $   --          $ 16,419
   facility was revised in 2001, terms further described below

Senior notes, 10.5%, due 2007, terms further described below                   74,285         115,000

Convertible subordinated note payable, interest at 4.1%, due 2002
   through 2007, terms further described below                                  7,500           7,500
                                                                             --------        --------
                                                                             $ 81,785        $138,919
                                                                             ========        ========

                      VARSITY BRANDS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The aggregate maturities of long-term debt are as follows:

                YEARS ENDING DECEMBER 31,             (IN THOUSANDS)
                       2002                                $   1,375
                       2003                                    2,375
                       2004                                    3,450
                       2005                                      100
                       2006                                      100
                       2007                                   74,385
                                                    ----------------
                                                             $81,785
                                                    ================

         In July 2001, the Company entered into a revised credit facility with Bank of America, N.A. The revised credit facility replaced the Company's $48 million credit facility with Bank of America National Trust and Savings Association. The revised credit facility consists of a line of credit in a principal amount not to exceed $15 million during the period from January 15 through September 15. The credit facility expires on September 15, 2002. Draws under the line of credit are limited to a percentage of the Company's eligible receivables and inventory, as defined by the credit facility agreement. The outstanding balance of the line accrues interest at a rate of prime plus 1%, payable monthly. The credit facility also calls for an unused line fee equal to an annual rate of 0.5% applied to the amount by which the lesser of $15 million and the then maximum revolving amount exceeds the average daily balance of outstanding borrowings under the line. The credit facility agreement contains covenants which, among other things, require the Company to meet certain financial ratio and net worth tests, restrict the level of additional indebtedness the Company may incur, limit payments of dividends, restrict the sale of assets and limit investments the Company may make. The credit facility also requires repayment of the principal amount upon the occurrence of a change in the control, as defined, of the Company. The Company has pledged essentially all of its tangible assets as collateral for the credit facility.


         The 10.5% senior notes contain covenants that, among other things, restrict the level of other indebtedness the Company may incur, the amounts of investments it may make in other businesses, the sale of assets and use of proceeds therefrom and the payment of dividends. The senior notes also restrict payment of junior indebtedness prior to the maturity of the junior indebtedness. The full face value of the senior notes is due on July 15, 2007. The interest on the senior notes is payable semiannually on January 15 and July 15. The holders of the senior notes have the right to require the senior notes to be redeemed at 101% of the principal amount in the event of a change of control (as defined in the senior notes). The senior notes contain prepayment restrictions and have no mandatory redemption provisions. The senior notes are guaranteed by all of the Company's subsidiaries. Each of these subsidiaries is wholly owned subsidiary of the Company and has fully and unconditionally guaranteed the senior notes on a joint and several basis. The Company itself is a holding company with no assets or operations other than those relating to its investments in its subsidiaries. The separate financial statements of the guaranteeing subsidiaries are not presented in this report because, considering the facts stated above, the separate financial statements and other disclosures concerning the guaranteeing subsidiaries are not deemed material to investors by management.

         According to the terms of the 10.5% Senior Notes Agreement, the use of proceeds received from the sale of RGD and the early termination of the Umbro license agreement, net of applicable expenses, is limited to the reduction of existing senior indebtedness, reinvestment in the business and/or the acquisitions of outside business interests. In the event that the Company has not executed a reinvestment in the business and/or acquisition(s) of outside business interests within two hundred and seventy days (270) after the receipt of proceeds from the transaction, the Company is required, under the terms of the 10.5% Senior Notes Agreement, to offer to repurchase the Senior Notes at par.

                      VARSITY BRANDS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         A portion of the proceeds received from the sale of RGD was used to repay all of the then outstanding indebtedness, approximately $32.7 million, on the revolving line of credit. The remaining cash proceeds, approximately $31.5 million, were used to redeem a face amount of approximately $40.7 million of the 10.5% Senior Notes in a series of transactions during 2001. As a result of these transactions, the Company recognized an extraordinary gain of approximately $4.0 million, net of income taxes, commissions, expenses and debt issue costs.

         Net cash proceeds received from the Umbro settlement consist of the $5.5 million upfront payment plus proceeds to be received from the sale of Umbro related inventory to the licensor. The proceeds to be received from the sale of the Umbro related inventory is presently in dispute and will be determined by a third party arbitrator. Net cash proceeds to be realized from the Umbro settlement currently ranges from $6.9 million to $8.6 million. (See Note 2 for further discussion of the Umbro settlement.)

         The 4.1% convertible subordinated note is subordinated in right to prior payment in full of senior indebtedness, which is generally defined in the governing agreements to include debt under the senior notes and revolving line of credit described above and any refinancing, renewal or replacement thereof as well as certain other debt. The note limits the Company's ability to grant stock options and requires repayment of 101% of the principal in the event of a change in control (as defined). In conjunction with the sale of RGD, the Company and the debtholder entered into a Note Exchange Agreement. Under the terms of the Note Exchange Agreement, which was completed in August 2001, the Company exchanged the existing convertible subordinated note for a new convertible subordinated note having the same terms as the existing note with the following exceptions; 1) the conversion price at which the note is convertible into shares of Company common stock was reduced from $5.7363 per share to $4.42 per share;
2) the timing of principal repayments was changed as follows:

                DATE         EXISTING NOTE              NEW NOTE
         ----------------    -------------             ---------
         November 1, 2002    $1,875,000               $1,375,000
         November 1, 2003    $1,875,000               $2,375,000
         November 1, 2004    $3,750,000               $3,450,000
         November 1, 2005             -                 $100,000
         November 1, 2006             -                 $100,000
         November 1, 2007             -                 $100,000
                             ----------               ----------
                             $7,500,000               $7,500,000



8.       STOCKHOLDERS' EQUITY AND STOCK OPTION PLANS:

         STOCK OPTION PLANS: The 1991 Stock Option Plan, as amended, and the 1997 Stock Option Plan provide for the granting of options to key employees, directors, advisors and independent consultants to the Company for the purchase of up to an aggregate of 2,915,500 shares of the Company's common stock. Under the 1991 Stock Option Plan, options for an aggregate of 1,415,500 shares may be granted at an option price of no less than 85% of the market price of the Company's common stock on the date of grant and may be exercisable between one and ten years from the date of grant. Under the 1997 Stock Option Plan, options or other stock-based awards may be granted for an aggregate of 1,500,000 shares. The 1997 Stock Option Plan generally does not restrict the exercise price or terms of grants. During fiscal 2001, the 1991 Stock Option Plan expired and as such no further options may be granted from the 1991 Plan.

                      VARSITY BRANDS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         During 2000 the Company issued 54,000 shares of its common stock to certain employees for incentive compensation as a stock award under the terms of the 1997 Stock Option Plan. These shares were recorded at a value of $169,000 based on quoted market values at the date of grant. The shares issued in 2000 were granted in satisfaction of accruals for compensation included in accrued liabilities at December 31, 1999.

         Options granted through December 31, 2001 generally have been designated as non-qualified stock options and have had option prices equal to market values on the date of grant, except for options for 450,000 shares issued in connection with the acquisition of Varsity Spirit Corporation in 1997 which were in-the-money on the measurement date of the grant, have had terms of five or ten years, and have had vesting periods of one or four years. Information relating to stock option transactions over the past three years is summarized as follows:

                                                   OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                                             -------------------------------         ------------------------------
                                                                    WEIGHTED                               WEIGHTED
                                                                    AVERAGE                                AVERAGE
                                               NUMBER              PRICE PER           NUMBER             PRICE PER
                                             OUTSTANDING             SHARE           EXERCISABLE            SHARE
                                             -------------------------------         -----------          ---------
       Balance, January 1, 1999               2,252,525             $   4.36          1,362,106            $   3.81
         Granted                                364,000             $   3.27
         Exercised                               (5,000)            $   2.44
         Forfeited                              (64,000)            $   2.80
         Expired                               (101,500)            $   2.87
                                             ----------
       Balance, December 31, 1999             2,446,025             $   4.30          1,519,513            $   4.22
         Granted                                285,500             $   3.85
         Exercised                             (134,270)            $   2.02
         Forfeited                             (106,325)            $   5.19
         Expired                                 (8,480)            $   3.38
                                             ----------
       Balance, December 31, 2000             2,482,450             $   4.34          1,729,988            $   4.44
         Forfeited                             (351,575)            $   4.33
                                               --------
       Balance, December 31, 2001             2,130,875             $   4.34          1,882,063            $   4.38
                                             ==========

     In conjunction with the sale of RGD during 2001, all employees of RGD who held options to purchase shares of the Company received a termination payment of $1 per option held. Such termination payment is included in the income (loss) from operations of discontinued businesses in the Consolidated Statements of Operations.

     Options forfeited in 1999 include options for 60,000 shares surrendered by four members of the board of directors in exchange for a cash payment. Each of the four directors received a payment of $16,875 in exchange for the surrender of stock options granted to them in 1994 for 15,000 shares each, at an exercise price of $2.625. The payment was computed based on the "in-the-money" value of the options at the time of the payments.

     Further information about stock options outstanding at December 31, 2001 is summarized as follows:

                                              OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                               ----------------------------------------------       ------------------------
                                                   WEIGHTED         WEIGHTED                        WEIGHTED
                                                    AVERAGE          AVERAGE                         AVERAGE
            RANGE OF              NUMBER           REMAINING        PRICE PER         NUMBER        PRICE PER
         EXERCISE PRICES       OUTSTANDING      CONTRACTUAL LIFE      SHARE         EXERCISABLE       SHARE
         ---------------       -----------      ----------------     --------       -----------    ---------
          $3.00 - $4.49          1,124,010      6.7 years            $3.59            991,010         $3.64
          $4.50 - $6.50          1,006,865      6.2 years            $5.18            891,052         $5.21

                      VARSITY BRANDS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         At December 31, 2001 there were 49,125 shares available for future option grants.

         In accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), Riddell has elected to continue to account for stock-based compensation under the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Under APB 25, generally, no cost is recorded for stock options issued to employees, unless the option price is below market at the time options are granted. The following pro forma net income and earnings per share are presented for informational purposes and have been computed using the fair value method of accounting for stock-based compensation as set forth in SFAS 123:

                                                                     YEARS ENDED DECEMBER 31,
                                                              -----------------------------------
                                                              2001            2000           1999
                                                              ----            ----           ----
                                                            (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
         Pro forma net (loss)                               ($9,242)         ($294)        ($1,725)
         Pro forma net (loss) per share, basic              ($0.98)         ($0.03)         ($0.19)
         Pro forma net (loss) per share, diluted            ($0.98)         ($0.03)         ($0.19)

         The pro forma results include expense related to the fair value of stock options estimated at the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions for the years ended December 31, 2000 and 1999, respectively: risk-free interest rates of 6.1% and 5.7%; expected volatility of 50%, expected option life of 7 years and no dividend payments. The weighted average estimated fair value of options granted during 2000 and 1999 was $2.29 and $1.92 per share, respectively. There were no options granted during 2001.

         WARRANTS: During 1999 warrants held by one of the Company's lenders expired. The warrant was for 172,152 shares of the Company's common stock at $3.72 per share.


9.       COMMITMENTS:

         LEASES: The Company leases various facilities and equipment under operating leases. Rent expense in continuing operations amounted to approximately $2,110,000, $1,835,000 and $1,412,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

         Future minimum rental payments for all non-cancelable lease agreements for periods after December 31, 2001 are as follows:

              YEARS ENDING DECEMBER 31,                     (IN THOUSANDS)
                           2002                                 2,396
                           2003                                 2,201
                           2004                                 2,110
                           2005                                 2,065
                           2006                                 2,128
                           Later years                          9,665
                                                            ---------
              Total minimum payments required                $ 20,565
                                                            =========


         In conjunction with the termination of the Umbro license and resulting sale of all Umbro related inventory, as further discussed in Note 2, the Company abandoned a portion of its leased warehouse space for of

                      VARSITY BRANDS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

a period of at least five (5) years. The Company has included a $570,000 charge for the abandoned property in the income (loss) from operations of discontinued businesses in the Consolidated Statements of Operations.

         EMPLOYEE BENEFITS: The Company maintains a defined contribution 401(k) plan covering substantially all of its employees. Discretionary company contributions to these plans are based on a percentage of employee contributions and are funded and charged to expense as incurred. Expenses related to the plans amounted to $70,000, $30,000 and $30,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

10.      ACCRUED LIABILITIES AND CONTINGENCIES:

         Accrued liabilities consist of the following:

                                  DECEMBER 31,
                                      2001               2000
                                      ----               ----
                                                    (IN THOUSANDS)
Accrued interest                     $3,786            $5,677
Accrued compensation                  1,665               338
Accrued income taxes                    900               300
Accrued rent                          1,030              --
Other accrued liabilities               877               816
                                     ------            ------
       Total                         $8,258            $7,131
                                     ======            ======

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

11.      INCOME TAXES:

         Income taxes on income (loss), before extraordinary items, for the years ended December 31, 2001, 2000 and 1999 is summarized below:

                                                             YEARS ENDED DECEMBER 31,
                                                  -------------------------------------------
                                                  2001                2000               1999
                                                  ----                ----               ----
         Current tax expense:                                     (IN THOUSANDS)
                  Federal                      $    --             $   100             $  --
                  State                            900                  --                --
                                               -------             -------             -----
                                                   900                 100                --
                                               -------             -------             -----
              Deferred tax expense:
                  Federal                       (2,195)               (100)              905
                  State                           --                  --                  --
                                               -------             -------             -----
                                                (2,195)               (100)              905
                                               -------             -------             -----
                                               $(1,295)                $ _             $ 905
                                               =======             =======             =====

         Income tax expense for 2001 consists of a current state income tax provision of $900,000, offset by a deferred tax benefit of $2.2 million. The 2001 income tax expenses has been allocated to the income statement as follows:
1) $3.0 million income tax expense to continuing operations; 2) $1.5 million benefit to income (loss) from operations of discontinued businesses; 3) $6.3 million benefit to loss on disposal of businesses; and 4) $3.5

                      VARSITY BRANDS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

million expense to extraordinary gain. Income tax expense for 2000 consisted of a provision for federal alternative minimum tax, with an offsetting deferred tax benefit. Income tax expense for 1999 was $905,000, which reflects an adjustment relating to the valuation of deferred taxes. There was no other current income tax expense for the years ended December 31, 2000 and 1999 due to net operating losses generated, or carried forward to, these periods. There was no other deferred tax expense during the years ended December 31, 2000 and 1999 since there was generally a full valuation allowance applied to net deferred tax assets. Changes in the valuation allowance were a decrease of $156,000 for 2001, $1,185,000 for 2000, a decrease of $354,000 (net of the increase of $905,000 relating to the adjustment described above) for 1999.

         Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities. The significant components of deferred income tax assets and liabilities at December 31, 2001 and 2000 are as follows:

                                                                                     DECEMBER 31,
                                                                                2001           2000
                                                                            -----------     -----------
         Deferred income tax assets:                                                   (IN THOUSANDS)
              Accrued expenses and reserves                                       $ 756         $ 2,589
              Inventory                                                             695           1,165
              Intangible assets and deductible goodwill                             808               -
              Net operating loss, and credit, carryforwards                       4,279           3,965
              Other                                                                 124             724
                                                                            -----------     -----------
                                                                                  6,662           8,443
              Valuation allowances                                               (4,279)         (1,667)
                                                                            -----------     -----------
              Total deferred income tax assets                                    2,383           6,776
                                                                            -----------     -----------
         Deferred income tax liabilities:
              Intangible assets and deductible goodwill                               -           6,166
              Property and equipment                                                188             370
              Prepaid expenses                                                        -             240
                                                                            -----------     -----------
              Total deferred income tax liabilities                                 188           6,776
                                                                            -----------     -----------
         Total net deferred income tax asset                                $     2,195     $       - 0-
                                                                            ============    =============


         The net current and non-current components of the deferred income taxes were recognized in the balance sheet at December 31, 2001 and 2000 as follows:

                                                                                     DECEMBER 31,
                                                                                2001           2000
                                                                            -----------     -----------
                                                                                    (IN THOUSANDS)
         Net current deferred tax assets                                         $2,383         $ 2,270
         Net non-current deferred tax liabilities                                   188           2,270
                                                                            -----------     -----------
                                                                              $   2,195        $    - 0 -
                                                                            ===========     =============

                      VARSITY BRANDS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         Reconciliation between the actual provision for income taxes and that computed by applying the U.S. statutory rate to income (loss) before taxes are as follows:

                                                                            YEARS ENDED DECEMBER 31,
                                                                   2001           2000            1999
                                                                   ----           ----            ----
                                                                            (IN THOUSANDS)
         Tax expense (benefit) at U.S. statutory rate          $  (3,364)        $  225            $104
         Differences resulting from:
              State income tax, net
                  Of federal tax benefit                             544             -               -
              Amortization not deductible
                for tax purposes                                     829            720             721
              Travel & entertainment expenses
                not deductible for tax purposes                      392            330             269
              Benefit of prior periods net operating
                losses not previously recognized resulting
                in decrease in valuation allowance                     -         (1,242)         (1,095)
              Valuation allowance adjustment                           -              -             905
              Other differences                                      304            (33)              1
                                                             -----------    ------------    -----------
         Income tax expense                                   $   (1,295)       $    -0-        $   905
                                                             ============   ============    ===========


         At December 31, 2001, the Company had estimated net operating loss carry forwards for federal income tax purposes of approximately $3.8 million expiring between 2008 to 2014. The Company also has additional loss carry forwards of approximately $8.8 million associated with the final purchase price allocation of assets sold as a result of the sale of the Riddell Group Division. The character of the $8.8 million of losses relative to the sale of the Riddell Group Division, as either an operating or a capital loss, is currently in dispute. This dispute may ultimately be resolved pursuant to an independent, third-party dispute resolution mechanism that has already been agreed to by the parties to the sale of the Riddell Group Division. While this loss carryforward is available to reduce the payment of taxes that might otherwise be payable in future years, the benefit of most of the net operating losses have been recognized in the computation of income tax expense reflected in the Company's consolidated financial statements in prior years. Benefits relating to the net operating loss carryforwards have not yet been recognized in the computation of income tax expense for financial reporting purposes and have been reserved for as part of the deferred income tax asset valuation allowance. These unrecognized carryforwards would be recognized through a reduction of income tax expense in future periods upon the generation of an offsetting amount of taxable earnings.


12.      RELATED PARTY TRANSACTIONS:

         In 2000, the Company entered into a sublease for office space from an entity controlled by a stockholder who is the Chairman of the Company's Board of Directors, on substantially the same terms as the over lease. The sublease runs through September 2009 and provides for annual fixed rent of $116,970 increasing to an annualized rate of $137,826 at the end of the lease term and additional rent based on a percentage of tax and operating expense escalation payments made by the sub-lessor to its landlord. During 2001, as a result of the sale of RGD, this space was sub-subleased to a third party for the remaining lease term. Total payments to this entity for the year ended December 31, 2001 and 2000 were approximately $90,000 and $330,000 which included rents as described above, the Company's share of utilities and costs of leasehold improvements of approximately $190,000 in 2000.

                      VARSITY BRANDS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


13.      SUPPLEMENTAL CASH FLOW INFORMATION:

         Cash payments for interest were $15,333,000, $15,460,000 and $14,600,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The Company received an income tax refund of approximately $1.5 million during 2001. This refund related to a carryback of net operating losses of its Varsity Spirit Corporation subsidiary for periods preceding the 1997 acquisition of Varsity Spirit Corporation. Income tax payments, or refunds, were not significant for 2000 or 1999.

         During 2000, the Company issued shares of its common stock valued at $169,000 based on quoted market values a the time of grant, to certain employees in satisfaction of accruals for compensation included in accrued liabilities at December 31, 1999.


14.      FAIR VALUES OF FINANCIAL INSTRUMENTS:

         The Company's financial instruments include cash, accounts receivable, accounts payable and long-term debt. The carrying values of cash, accounts receivable and accounts payable approximate their fair values. The Company's long-term debt includes the senior notes which at December 31, 2001 had a carrying value of $74,285,000 and a fair value, based on quoted market values, of $59,428,000. The Company's remaining long-term debt is not traded and has no quoted market value, however management believes any difference between its carrying value and fair value would not be material in relation to these Consolidated Financial Statements.


15.      SEGMENT AND PRODUCT LINE INFORMATION:

         The Company has two reportable segments: uniforms and accessories and camps and events.

         Uniforms and accessories: This segment primarily designs, markets and manufactures cheerleader and dance team uniforms and accessories to colleges, high schools, junior high schools and youth groups throughout the United States. Products are marketed through the annual mailing of a full color catalog to schools and school spirit advisors and through the Company's direct sales force. This segment also includes a line of performance and recital dance apparel for the studio dance market and merchandise sales by the Company's camps and events segment.

         Camps and events: This segment operates cheerleader and dance team camps and studio dance competitions and conventions throughout the United States. This segment also includes cheerleading and dance team related special events and specialized group tours for cheerleaders, bands, choirs, orchestras and dance and theater groups.

         The Company's reportable segments are strategic business units that differ and are managed separately because of the nature of their markets and channels of distribution. The Company has determined these reportable segments in accordance with the management approach specified in Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosure About Segments of an Enterprise and Related Information." The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the basis for determination of the Company's reportable segments.

         The following segment information represents results for the Company's continuing operations and does not include activity of businesses discontinued during 2001 (the Riddell Group and Umbro divisions).

                      VARSITY BRANDS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                                    (IN THOUSANDS)
                                                                 YEARS ENDED DECEMBER 31,
                                                        2001              2000               1999
                                                  ---------------    ---------------    ---------------
NET REVENUES:
     Uniforms and accessories                           $88,131           $79,179            $69,155
     Camps and events                                    59,418            56,856             51,130
                                                    -----------        ----------         ----------
     Consolidated total                                $147,549          $136,035           $120,285
                                                    ===========        ==========         ==========

INCOME FROM OPERATIONS:
     Uniforms and accessories                           $11,952           $10,443             $8,965
     Camps and events                                     3,729             5,034              3,089
     Corporate and unallocated expenses                  (1,694)           (2,935)            (3,257)
                                                    ------------       ----------         ----------
     Consolidated total                                 $13,987           $12,542             $8,797
                                                    ===========        ==========         ==========

DEPRECIATION AND AMORTIZATION, EXCLUSIVE OF DEBT ISSUE COSTS:
     Uniforms and accessories                            $2,818            $2,620             $2,599
     Camps and events                                     1,065             1,050                982
     Corporate and unallocated                              164                36                  -
                                                    -----------        ----------         ----------
     Consolidated total                                  $4,047            $3,706             $3,581
                                                    ===========        ==========         ==========

CAPITAL EXPENDITURES:
     Uniforms and accessories                            $1,478            $1,470             $1,066
     Camps and events                                       611               472                318
     Corporate and unallocated                                -               364                -
                                                    -----------        -----------        ----------
     Consolidated total                                  $2,089            $2,306             $1,384
                                                    ===========        ==========         ==========

TOTAL ASSETS:
     Uniforms and accessories                           $81,238           $72,724            $74,930
     Camps and events                                    31,975            28,090             28,971
     Corporate and unallocated                            5,418             5,371              5,532
     Discontinued operations                                  -            87,632             84,903
                                                    -----------        ----------         ----------
     Consolidated total                                $118,631          $193,817           $194,336
                                                    ===========        ==========         ==========


16.  SUMMARIZED QUARTERLY DATA (UNAUDITED):


                                                                   FISCAL QUARTER
                                             ------------------------------------------------------
                                             FIRST       SECOND      THIRD       FOURTH       TOTAL
                                             -----       ------      -----       ------       -----
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Year ended December 31, 2001:
     Net revenues                          $16,659      $54,011     $60,126     $16,753     $147,549
     Gross profit                            6,061       23,166      24,488       6,866       60,581
     Income (loss) from
        continuing operations               (6,484)       7,311       7,201      (7,397)         631
     Basic earnings (loss) per share        ($0.69)       $0.77       $0.76      ($0.78)       $0.07
     Diluted earnings (loss) per share      ($0.69)       $0.77       $0.76      ($0.78)       $0.09

Year ended December 31, 2000:
     Net revenues                          $14,665      $46,999     $57,650     $16,721     $136,035
     Gross profit                            5,114       19,466      23,800       6,308       54,688

                      VARSITY BRANDS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Income (loss) from
        continuing operations               (6,806)       4,687       7,637      (6,115)        (597)
     Basic earnings (loss) per share        ($0.73)       $0.50       $0.81      ($0.65)      ($0.06)
     Diluted earnings (loss) per share      ($0.73)       $0.44       $0.70      ($0.65)      ($0.06)

         Earnings (loss) per share were computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount, due to the impact of computing average quarterly shares outstanding for each period.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                                   ON SCHEDULE



Board of Directors
Varsity Brands, Inc.


         In connection with our audit of the consolidated financial statements of Varsity Brands, Inc. (formerly Riddell Sports Inc.) and Subsidiaries referred to in our report dated February 20, 2002, which is included on page F-2 of this Form 10-K, we have also audited Schedule II for each of the three years in the period ended December 31, 2001. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.




                                                              GRANT THORNTON LLP


Chicago, Illinois
February 20, 2002

SCHEDULE II

                                        VARSITY BRANDS, INC. AND SUBSIDIARIES
                                          VALUATION AND QUALIFYING ACCOUNTS

              COL.  A                  COL.  B                  COL.  C              COL.  D         COL.  E
---------------------------------   -------------  -----------------------------  -------------  -------------
                                                             ADDITIONS
                                                         (1)        (2)
                                                     CHARGED TO  CHARGED TO
                                     BALANCE AT         COSTS       OTHER                        BALANCE AT
                                      BEGINNING          AND       ACCOUNTS-                       END OF
            DESCRIPTION               OF PERIOD       EXPENSES     DESCRIBE      DEDUCTIONS        PERIOD
---------------------------------   -------------  ------------- --------------  -----------      ---------
                                                                                       (a)
Year ended December 31, 1999
   Allowance for doubtful accounts       $485           $584            -               $69           $1,000

Year ended December 31, 2000
   Allowance for doubtful accounts     $1,000           $417            -            $1,017             $400

Year ended December 31, 2001
   Allowance for doubtful accounts       $400           $325            -              $296             $429

-----------
Notes: (a) Deductions for the allowance for doubtful accounts consist of accounts written off net of recoveries.