Form 10-K/A
period 2001-12-31
VARSITY BRANDS INC
filed 2002-04-30
CIK 874786

FORM 10-K/A

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

                      [X] AMENDMENT NO. 1 TO ANNUAL REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM __________ TO __________

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

         Information with respect to the directors and the executive officers of Varsity Brands, Inc. ("Varsity") is set forth below as of April 22, 2002 and is based upon the records of Varsity and information furnished to it by the directors and executive officers. See "Security Ownership of Certain Beneficial Owners and Management" for information pertaining to the Common Stock owned by the directors.

                                                                           HAS SERVED AS
NAME                             AGE         POSITION WITH VARSITY         DIRECTOR SINCE
------------------------------   ---    --------------------------------   --------------
Robert E. Nederlander.........   69     Chairman of the Board              April 1988
Jeffrey G. Webb...............   52     Chief Executive Officer and Vice   June 1997
                                        Chairman of the Board
Leonard Toboroff..............   69     Director and Vice President        April 1988
Don R. Kornstein..............   50     Director                           April 1995
John McConnaughy, Jr..........   73     Director                           September 1989
Glenn E. "Bo" Schembechler....   73     Director                           September 1991
Arthur N. Seessel, III........   63     Director                           February 1999

OTHER EXECUTIVE OFFICERS:
John M. Nichols...............   50     Chief Financial Officer
David Groelinger..............   51     Executive Vice President
W. Kline Boyd.................   48     Senior Vice President, Apparel
                                        and Accessories
Gregory C. Webb...............   50     Senior Vice President, Camps and
                                        Events
J. Kristyn Shepherd...........   46     Senior Vice President, Special
                                        Events

         Set forth below is biographical information regarding each director and executive officer of Varsity based on information supplied by them.

         ROBERT E. NEDERLANDER. Mr. Nederlander has been Chairman of the Board since April 1988 and was Varsity's Chief Executive Officer from April 1988 through April 1, 1993. Mr. Nederlander has been President and/or a Director since November 1981 of the Nederlander Organization, Inc., owner and operator of one of the world's largest chains of live theaters. Since December 1998 Mr. Nederlander has been a co-managing member of the Nederlander Company LLC, an operator of live theaters outside of New York City. He served as the Managing General Partner of the New York Yankees from August 1990 until December 1991, and has been a limited partner and a Director since 1973. Mr. Nederlander has been President since October 1985 of the Nederlander Television and Film Productions, Inc. and Chairman of the Board and Chief Executive Officer from January 1985 to January

2002 of MEGO Financial Corporation. Mr. Nederlander was a director of MEGO Mortgage Corporation from December 1996 until June 1998. Mr. Nederlander became Chairman of the Board of Allis-Chalmers Corp. in May 1989; from 1993 through October 1996 he was Vice Chairman, and thereafter he remained solely a director. In 1995, Mr. Nederlander became a director of HFS Incorporated, which later merged into Cendant Corporation. In October 1996 Mr. Nederlander became a director of News Communications, Inc., a publisher of community-oriented free circulation newspapers.

         JEFFREY G. WEBB. Mr. Webb has been the Vice Chairman of the Board since Varsity was acquired by Riddell in June 1997. Mr. Webb was appointed Varsity's Chief Executive Officer and President in June 2001, and previously served as Varsity's Chief Operating Officer from October 1999 through June 2001. Prior to the Varsity acquisition, Mr. Webb was Chairman of the Board, President and Chief Executive Officer of Varsity Spirit Corporation since its formation in 1974.

         JOHN M. NICHOLS. Mr. Nichols has been Chief Financial Officer, Secretary and Treasurer of Varsity since June 2001. Mr. Nichols joined Varsity Spirit Corporation, Varsity's wholly owned subsidiary, on April 1, 1992 as Vice President, Accounting and Income Taxes and served as Senior Vice President, Finance of Varsity Spirit Corporation since July 1992 and Chief Financial Officer since April 1994. From October 1988 through March 1992, Mr. Nichols owned and operated an independent certified public accounting practice, during the course of which he provided accounting and financial consulting services to Varsity Spirit Corporation. Prior to October 1988, Mr. Nichols was Chief Financial Officer of French Quarter Inn, Inc. and a partner with the independent certified public accounting firm of BDO Seidman, LLP.

         LEONARD TOBOROFF. Mr. Toboroff has been Vice President of Varsity since April 1988. Since May 1989, Mr. Toboroff has been a Vice President and Vice Chairman of the Board of Allis-Chalmers Corp. Mr. Toboroff has been a practicing attorney since 1961 and from January 1, 1988 to December 31, 1990, was counsel to Summit Solomon & Feldesman in New York City, which was counsel to Varsity from April 1988 through February 1993. He has been a Director since August 1987 and was Chairman and Chief Executive Officer from December 1987 to May 1988 of Ameriscribe Corp. Mr. Toboroff was Chairman and Chief Executive Officer from May through July 1982, and then was Vice Chairman from July 1982 through September 1988 of American Bakeries Company. Mr. Toboroff has been a director of Engex, Inc. since March 1999.

         DAVID GROELINGER. Mr. David Groelinger has been Executive Vice President of Varsity since June 1996, and previously served as Varsity's Chief Financial Officer from March 1996 through June 2001. From 1994 to 1995 he was a member of the Board of Directors, Executive Vice President and Chief Financial Officer of Regency Holdings (Cayman) Inc., which owned and operated a major international cruise line. Prior to 1994 Mr. Groelinger served in various senior financial capacities during his twelve years at Chiquita Brands International, Inc. In 1990, he was promoted to Vice President reporting to Chiquita's President and Chief Operating Officer.

         DON R. KORNSTEIN. Mr. Kornstein is currently the President of Alpine Advisors LLC. Prior to this Mr. Kornstein was a member of the Board of Directors, Chief Executive Officer and President of Jackpot Enterprises, Inc. from September 1994 through February 2000. Prior to this Mr. Kornstein was a Senior Managing Director at Bear, Stearns & Co. Inc. for 17 years through September 1994. Mr. Kornstein has been a director of Varsity since April 1995.

         JOHN MCCONNAUGHY, JR. Mr. McConnaughy has been Chairman and Chief Executive Officer of JEMC Corp. since 1988. Mr. McConnaughy is the Chairman of the Board of the Excellence Group, LLC, which filed a petition for bankruptcy under Chapter 11 of the Bankruptcy Code on January 13, 1999. The Excellence Group's subsidiaries produced labels for a variety of customers. From 1969 to 1986, Mr. McConnaughy served as Chairman and Chief Executive Officer of Peabody International Corp. ("Peabody"). From 1981 to 1992, he served as Chairman and Chief Executive Officer of GEO International Corp. when it was spun off from Peabody in 1981. Mr. McConnaughy is a Director of Fortune Natural Resources, Levcor International, Inc., Wave Systems, Inc., Consumer Portfolio Services Inc. and Ratexchange Corp. He has been a director of Varsity since September 1989.

         GLENN E. "BO" SCHEMBECHLER. Mr. Schembechler was President of the Detroit Tigers from January 1990 through August 1992 and a member of the Tigers Board of Directors from 1989 through 1990. He is also a Director of Midland Company. From 1968 through 1989, Mr. Schembechler was head football coach of the University of

Michigan and served as its Athletic Director in 1988 and 1989. He has been a director of Varsity since September 1991.

         ARTHUR N. SEESSEL, III. Mr. Seessel was the Chief Executive Officer of Seessel Holdings Inc., a supermarket chain located in Memphis, Tennessee, until the company was sold in 1996. Mr. Seessel currently serves as a consultant to Albertson's Inc. and is a member of the Board of Directors of 1st Trust Bank, Wunderlich Securities, Thoughtware Technologies Inc., Idealmusic Inc. and Auto Radio Inc. He has been a director of Varsity since February 1999.

         W. KLINE BOYD. Mr. Boyd has been Senior Vice President and General Manager - Varsity Spirit Fashions since March 1989, a date which precedes the June 1997 acquisition of Varsity. Mr. Boyd has been a member of the Board of Directors of Boyd & McWilliams Energy Group, Inc. since 1978 and has been a member of the Board of Directors of Smith Oil Company, Inc. since 1988.

         GREGORY C. WEBB. Mr. Webb has been Senior Vice President and General Manager - Universal Cheerleaders Association since 1989, a date which precedes the June 1997 acquisition of Varsity. Mr. Webb has been general manager of the Universal Cheerleaders Association operations since 1986 and had previously served in similar capacities since joining Varsity in 1976. Mr. Webb is the brother of Jeffrey G. Web, the Varsity's Chief Executive Officer and President and Vice Chairman of the Board.

         J. KRISTYN SHEPHERD. Ms. Shepherd has been Senior Vice-President - Universal Cheerleaders Association since 1989, a date which precedes the June 1997 acquisition of Varsity, and has served in various other capacities since joining the Company in 1979. Ms. Shepherd oversees the Company's special events and studio dance operations as well as television productions.

                            SECTION 16(A) DISCLOSURE

         Varsity believes, based solely on its review of the copies of the Forms 3, 4 and 5 required to be filed with Varsity pursuant to Section 16(a) of the Exchange Act by its officers, directors and beneficial owners of more than 10% of Varsity's Common Stock ("insiders"), that during the fiscal year ended December 31, 2001, all filing requirements applicable to its insiders were complied with.

ITEM 11. SUMMARY COMPENSATION TABLE

         The table below sets forth the cash compensation paid to or accrued for Varsity's Chief Executive Officer and its four other most highly paid executive officers in 2001 for services rendered in all capacities to Varsity and its subsidiaries during the fiscal years ended December 31, 2001, 2000 and 1999.

                                                                                          LONG TERM
                                                                                        COMPENSATION
                                                       ANNUAL COMPENSATION                 AWARDS
                                            -----------------------------------------   ------------
                                                                                         SECURITIES
                                                                         OTHER ANNUAL    UNDERLYING       ALL OTHER
NAME AND PRINCIPAL POSITION        YEAR      SALARY        BONUS         COMPENSATION    OPTIONS (1)    COMPENSATION (2)
---------------------------        ----     --------     --------        ------------    -----------    ----------------
David M. Mauer .................   2001     $324,208     $     --             $--              --        $1,857,040(3)
   Chief Executive Officer and     2000      609,788           --              --              --             2,040
   President (January-June 2001)   1999      579,792      130,000              --          40,000               960
   (3)

Jeffrey G. Webb ................   2001     $409,500     $100,000             $--              --        $     200
   Chief executive Officer and     2000      397,688           --              --              --              200
   President (June 2001-present)   1999      378,135      273,500(4)           --          35,000              300
   Chief Operating Officer
   (January-June 2001)

David Groelinger ...............   2001     $245,631     $     --             $--              --        $  251,386(5)
   Executive Vice President (5)    2000      233,133           --              --              --             2,040
                                   1999      221,692       50,000              --          15,000               960

Robert E. Nederlander ..........   2001     $224,201     $ 12,241             $--              --        $       --
   Chairman of the Board           2000      200,984           --              --           7,500                --
                                   1999      198,996           --          16,875(6)        7,500                --

Leonard Toboroff ...............   2001     $224,195     $ 12,241             $--              --        $   17,863
   Director and Vice President     2000      200,979           --              --           7,500             2,010
                                   1999      198,989           --          16,875(6)        7,500               960

----------
(1) These options were issued under Varsity's 1991 Stock Option Plan or 1997 Stock Option Plan.

(2) Represents Varsity's contribution to a 401(k) plan on behalf of the employee, except for the payments described below in Notes (3) and (5).

(3) David Mauer resigned as Chief Executive Officer and President of Varsity on June 22, 2001 in connection with the sale of the Riddell Group Division. See "Employment Agreements and Change of Control Arrangements" for further information. Mr. Mauer received the following payments, which are shown as all other compensation; 1) $1.75 million under the terms of his Separation agreement; 2) $90,000 under the terms of his Non-Competition Agreement; and
     3) $15,000 under the terms of his Consulting Agreement.

(4) Includes unrestricted stock awards of Varsity's common stock. The stock awards to Mr. J. Webb for 2001, 2000 and 1999 were for 0, 0 and 41,600 shares valued at $0, $0 and $130,000, respectively. The value of the awards is based on the quoted market prices on the day the awards were granted which were $0, $0 and $3.13 per share for the 2001, 2000 and 1999 awards, respectively.

(5) David Groelinger resigned as Chief Financial Officer on June 22, 2001, in connection with the sale of the Riddell Group Division, but continues to serve as Executive Vice President. Mr. Groelinger received payments totaling $250,000 related to the sale of the Riddell Group Division.

(6) In 1999, Messrs. Nederlander and Toboroff each received a payment of $16,875 in exchange for the surrender of stock options granted to them in 1994 for 15,000 shares each, at an exercise price of $2.625. The payment was computed based on the "in the money" value of the options at the time of the payments. Other perquisites and other personal benefits paid for the named executive officers are omitted from the table as permitted by the rules of the U.S. Securities and Exchange Commission because they aggregated less than the lesser of $50,000 and 10% of the total annual salary and bonus set forth in the columns entitled, "Salary" and "Bonus" for each named executive officer.

                             OPTIONS GRANTED IN 2001

         No stock options were granted during 2001 under either the Company's 1991 or 1997 Stock Option Plan.

          STOCK OPTION EXERCISES AND STOCK OPTIONS HELD AT END OF 2001

         The following table indicates the total number of exercisable and unexercisable stock options held by each named executive officer listed below on December 31, 2001. No options to purchase Varsity's Common Stock were exercised by any of these individuals during 2001. On December 31, 2001, the last sale price of the Common Stock on the American Stock Exchange was $2.20 per share.

                                                           NUMBER OF
                                                          SECURITIES
                                                          UNDERLYING
                                                          UNEXERCISED           VALUE OF UNEXERCISED
                                                           OPTIONS AT          IN-THE-MONEY OPTIONS AT
                                                       DECEMBER 31, 2001        DECEMBER 31, 2001 (2)
                            SHARES        VALUE      ----------------------    -----------------------
                          ACQUIRED ON    REALIZED    EXERCIS-    UNEXERCIS-    EXERCIS-    UNEXERCIS-
           NAME           EXERCISE (#)    ($)(1)      ABLE          ABLE         ABLE         ABLE
------------------------- ------------   --------    --------    ----------    --------    ----------
David M. Mauer...........     --            --       480,000           --         --           --
Jeffrey G. Webb..........     --            --       441,510       26,250         --           --
David Groelinger.........     --            --       103,750       11,250         --           --
John Nichols.............     --            --        52,625       15,875         --           --
Robert E. Nederlander....     --            --        37,500           --         --           --
Leonard Toboroff.........     --            --        37,500           --         --           --

----------
(1) Value realized is based upon the fair market value of common stock on the date of exercise less the exercise price, and does not necessarily indicate that the optionee sold such stock.

(2) The exercise price of all options held at the end of 2001 by the named individuals were equal to or greater than the $2.20 per share December 31, 2001 closing price of the common stock.

                       COMPENSATION OF BOARD OF DIRECTORS

         Directors who are not officers of Varsity received a fee in 2001 of $20,000 per annum. In 2001, directors who were members of the Audit and Compensation Committees of the Board (Messrs. McConnaughy, Kornstein, Schembechler and Seessel) were also each paid an aggregate additional amount of $5,000 per annum for their Committee memberships.

         See "Summary Compensation Table" for a discussion of compensation paid to Mr. Mauer, a director and Varsity's Chief Executive Officer until June of 2001, and Mr. Webb, Varsity's Vice Chairman and Chief Executive Officer for the remainder of 2001.

         Varsity has agreed to indemnify each director and officer against certain claims and expenses for which the director might be held liable in connection with service on the Board. In addition, Varsity maintains an insurance policy insuring our directors and officers against such liabilities.

            EMPLOYMENT AGREEMENTS AND CHANGE OF CONTROL ARRANGEMENTS

         In June 1992, Varsity entered into an employment agreement with each of Messrs. Nederlander and Toboroff. Each agreement continues until terminated by Varsity, with termination effective three years after Varsity delivers notice of termination or, if earlier, until the death or disability of the employee. The agreements are immediately terminable by Varsity for cause (as defined therein). Bonuses are at the discretion of the board. Each agreement provides a base salary of $162,500 which may be increased in the discretion of the board, provided that in any event each year the salaries are increased at least by the percentage increase in the Consumer Price Index. Each agreement provides that in the event Varsity terminates the employee's employment, generally, other than for cause, the employee will receive his full salary through the end of the term of his agreement and annual bonuses for the remainder of the term equal to the average of the annual bonuses awarded to the employee prior to termination. Each agreement acknowledges that the employee will devote time and provide services to entities other than Varsity. In April 2002, Varsity amended its agreements with each of Messrs. Nederlander and Toboroff whereby each of Messrs. Nederlander and Toboroff agreed to waive the percentage Consumer Price Index increase with respect to their base salary of $162,500 as of June 22, 1999 for each annual period from June 22, 1999 to June 21, 2000, June 22, 2000 to June 21, 2001 and June 21, 2001 to June 21, 2002, and Varsity agreed to pay to each of Messrs. Nederlander and Toboroff (i) a bonus of $12,241, and (ii) increase their base salary to $223,841 effective January 1, 2002, and for each twelve
(12) month period thereafter.

         In connection with the acquisition of Varsity Spirit Corporation, Varsity entered into an employment agreement with Mr. Webb effective June 1997. Under the provisions of such agreement Mr. Webb serves as Vice Chairman of the Board of Directors as well as Chief Operating Officer of Varsity. Mr. Webb is entitled to a base salary of no less than $375,000 per year and is eligible to participate in those bonus arrangements which are made available to other senior officers of Varsity at a target level of 40% of his base salary. Pursuant to his employment agreement, Mr. Webb received options to purchase 50,000 shares of common stock of Varsity with a per share exercise price of $5.44 and "special options" to purchase an additional 347,760 shares at a per share exercise price of $3.80. Upon termination of Mr. Webb's employment (1) by Varsity without cause, as defined in Webb's agreement, (2) by Mr. Webb with good reason, as defined in Webb's agreement, or (3) as a result of a change in control, as defined in Webb's agreement, Mr. Webb will receive continued payments of base salary for the longer of the remainder of the term of the agreement and one year, or two years if as a result of a change of control, as well as other benefits. Mr. Webb is subject to a non-competition covenant generally for a period of two years following the termination of his employment for any reason. Mr. Webb's Employment Agreement has by its terms expired. Varsity and Mr. Webb continue to operate in accordance with the expired Employment Agreement and are currently negotiating a new Employment Agreement. Subsequent to the sale by Varsity of its Riddell Group Division, Mr. Webb was elevated to the positions of President and Chief Executive Officer of Varsity.

         In April 1993, Varsity entered into an employment agreement with Mr. Mauer. The agreement, as amended in 1994, provided for an annual base salary in such amount in excess of $400,000 as the Board of Directors determined from time to time. The agreement provided for the years subsequent to 1993, that the Board of Directors and Mr. Mauer establish target bonuses based upon measures to be agreed upon before the beginning of each calendar year, and that Mr. Mauer's bonus would be a percentage, not to exceed 100%, of his base salary based upon the percent of the targets achieved. The agreement was to continue until terminated by Varsity, with termination to be effective three years after Varsity delivered notice of termination or, if earlier, until Mr. Mauer's death or disability. The agreement was immediately terminable for cause, as defined in Mauer's agreement. Mr. Mauer was granted an option for ten years to acquire 300,000 shares of Varsity's common stock pursuant to the Agreement at an average price of $3.63 per share. In the event Mr. Mauer's employment was terminated, generally, other than for cause, Mr. Mauer would receive his salary through the date of his termination, a pro rata portion of the bonus earned through the date of termination, plus three times his annual salary and three times the average of his annual bonus paid in the three years prior to the date of his termination. Additionally, Mr. Mauer's options become fully exercisable for one year. In connection with the sale by Varsity of its Riddell Group Division on June 22, 2001, Mr. Mauer resigned as President, Chief Executive Officer, and as a director of Varsity. In connection therewith, Mr. Mauer's Employment Agreement was terminated, and Varsity and Mr. Mauer entered into each of a Separation Agreement, Consulting Agreement and a Non-Competition Agreement pursuant to which Mr. Mauer received a payment in the amount of $1,750,000, Mr. Mauer will receive fees for his consulting services at a rate of $2,500 per month for a period of two years from the date of the sale, a $15,000 monthly payment for a period of two years from the date of the sale in consideration of his covenant not to compete, and a period of eighteen months in which to exercise the 480,000 options granted to him.

         Varsity entered into an employment agreement with Mr. Groelinger effective March 1996 in connection with his joining Varsity as Chief Financial Officer and Executive Vice President. The agreement provides for an initial annual base salary of $180,000 and a guaranteed minimum bonus for 1996 of $25,000. Thereafter, bonuses will be a percentage of his salary, with a target of 40%. Pursuant to the Agreement, Mr. Groelinger was granted a ten-year option to purchase 65,000 shares of Varsity's common stock at an exercise price of $4.63 per share. The agreement is immediately terminable for cause, as defined in Mr. Groelinger's agreement, presently expires, unless renewed, in March 2002. The agreement provides, generally, that if Mr. Groelinger's employment is terminated other than for cause he will be paid no less than one year's salary, or two years' salary in the event termination arises in connection with a change of control, as defined in Mr. Groelinger's agreement, plus a pro rata portion of his bonus through the date of termination. In addition, his stock options become immediately exercisable for one year to the extent then vested. In connection with Varsity's sale of its Riddell Group Division, Mr. Groelinger resigned as Varsity's Chief Financial Officer and continues to serve as Varsity's Executive Vice President. Varsity and Mr.Groelinger are currently negotiating a new employment agreement.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         In 2001 there were no Compensation Committee interlocks and no insider participation in Compensation Committee decisions that were required to be reported under the rules and regulations of the Exchange Act.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of April 22, 2002 pertaining to ownership of Varsity's common stock by persons known to Varsity to own 5% or more of Varsity's common stock and common stock owned beneficially by each director and named executive officer of Varsity and by directors and named executive officers of Varsity as a group.

         The information contained herein has been obtained from Varsity's records, or from information furnished directly by the individual or entity to Varsity made by such persons with the U.S. Securities and Exchange Commission.

                                                 SHARES OWNED        PERCENT OF
                                                 BENEFICIALLY       COMMON STOCK
                                                 ------------       ------------

    Robert E. Nederlander                        1,267,210(1)           13.4%
    c/o Varsity Brands, Inc.
    6745 Lenox Center Court, Suite 300
    Memphis, TN 38115

    Jeffrey G. Webb                              1,316,387(2)           13.3%
    Varsity Brands, Inc.
    6745 Lenox Center Court, Suite 300
    Memphis, TN 38115
                                                    55,125(3)              *
    John M. Nichols
    Varsity Brands, Inc.
    6745 Lenox Center Court, Suite 300
    Memphis, TN 38115

    David Groelinger                               116,000(4)            1.2%
    Varsity Brands, Inc.
    6745 Lenox Center Court, Suite 300
    Memphis, TN 38115

    Leonard Toboroff                             1,318,585(5)           13.9%
    c/o Varsity Brands, Inc.
    6745 Lenox Center Court, Suite 300
    Memphis, TN 38115

    Don R. Kornstein                                59,937(6)              *
    c/o Varsity Brands, Inc.
    6745 Lenox Center Court, Suite 300
    Memphis, TN 38115

    John McConnaughy, Jr.                         1,053,937(7)          11.1%
    c/o Varsity Brands, Inc.
    6745 Lenox Center Court, Suite 300
    Memphis, TN 38115

    Glenn E. "Bo" Schembechler                      52,500(8)              *
    c/o Varsity Brands, Inc.
    6745 Lenox Center Court, Suite 300
    Memphis, TN 38115

    Arthur N. Seessel, II                           22,500(9)              *
    c/o Varsity Brands, Inc.
    6745 Lenox Center Court, Suite 300
    Memphis, TN 38115

    W. Kline Boyd                                  131,985(10)           1.4%
    Varsity Brands, Inc.
    6745 Lenox Center Court, Suite 300
    Memphis, TN 38115

    Gregory C. Webb                                164,823(11)           1.7%
    Varsity Brands, Inc.
    6745 Lenox Center Court, Suite 300
    Memphis, TN 38115

    J. Kristyn Shepherd                            110,005(12)           1.2%
    Varsity Brands, Inc.
    6745 Lenox Center Court, Suite 300
    Memphis, TN 38115

    All officers and directors as a group        5,668,994(13)          53.9%
    (12 individuals)

    David M. Mauer                                 588,145(14)           5.9%
    c/o Varsity Brands, Inc.
    6745 Lenox Center Court, Suite 300
    Memphis, TN 38115

    Angelo, Gordon & Co., L.P.                   1,696,832(15)          15.3%
    245 Park Avenue, 26th Fl.
    New York, NY 10167

    Dimensional Fund Advisors Inc.                 526,508(16)           5.6%
    1299 Ocean Ave., 11th fl.
    Santa Monica, CA 90401

----------
o    Less than 1%

(1) 1,267,210 shares are owned by Mr. Nederlander directly or through entities controlled by him having dispositive power over these shares, and 37,500 of these 1,267,210 shares underlie options granted under Varsity's 1991 Stock Option Plan that are exercisable currently or within 60 days of April 22, 2002.

(2) Includes 450,260 shares underlying options granted under Varsity's 1997 Stock Option Plan that are exercisable currently or within 60 days of April 22, 2002.

(3) Includes 2,500 shares underlying options granted under Varsity's 1991 Stock Option Plan and 52,625 shares underlying options granted under Varsity's 1997 Stock Option Plan that are exercisable currently or within 60 days of April 22, 2002.

(4) Includes 107,500 shares underlying options granted under Varsity's 1991 Stock Option Plan that are exercisable currently or within 60 days of April 22, 2002.

(5) Includes 37,500 shares underlying options granted under Varsity's 1991 Stock Option Plan that are exercisable currently.

(6) Includes 37,500 shares underlying options granted under Varsity's 1991 Stock Option Plan that are exercisable currently.

(7) Includes 37,500 shares underlying options granted under Varsity's 1991 Stock Option Plan that are exercisable currently. Mr. McConnaughy has pledged his interest in 1,016,437 shares of Varsity's common stock to financial institutions to secure loans.

(8) Includes 37,500 shares underlying options granted under Varsity's 1991 Stock Option Plan that are exercisable currently.

(9) Represents shares underlying options granted under Varsity's 1991 Stock Option Plan that are exercisable currently.

(10) Includes 98,990 shares underlying options granted under Varsity's 1997 Stock Option Plan that are exercisable currently or within 60 days of April 22, 2002.

(11) Includes 88,806 shares underlying options granted under Varsity's 1997 Stock Option Plan that are exercisable currently or within 60 days of April 22, 2002.

(12) Includes 59,556 shares underlying options granted under Varsity's 1997 Stock Option Plan that are exercisable currently or within 60 days of April 22, 2002.

(13) The aggregate number of shares beneficially owned and percent of common stock beneficially owned by all officers and directors as a group does not include David Mauer, nor does it include an aggregate of 449,550 shares of underlying option granted under Varsity's 1991 Stock Option Plan and 1997 Stock Option Plan.

(14) Includes 480,000 shares underlying options granted under Varsity's 1991 Stock Option Plan which are exercisable currently or within 60 days of April 22, 2002. Mr. Mauer resigned as Chief Executive Officer and President of Varsity as of June 2001 in connection with the sale of the Riddell Division in 2001.

(15) Based on a Schedule 13G filed February 13, 1997, Angelo, Gordon & Co., L.P. may be deemed to be the beneficial owner of 1,696,832 shares as a result of voting and dispositive powers it holds with respect to $1,375,000 principal amount of Varsity's 4.10% Convertible Subordinated Note due November 1, 2004 (the "Notes") convertible at $4.42 per share into 311,086 shares of Varsity's common stock held for its own account and $6,125,000 principal amount of Notes convertible into 1,385,746 shares of common stock which it holds for the account of private investment funds for which it acts a general partner and/or investment advisor or investment manager.

(16) Based on a Schedule 13G filed January 30, 2002, Dimensional Fund Advisors Inc. may be deemed to be the beneficial owner of 526,508 shares.


ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On February 25, 2000, Varsity entered into a nine (9) year six (6) month sublease with a company owned and controlled by Varsity's chairman, Mr. Robert Nederlander for premises to serve as Varsity's corporate offices located in New York City. Pursuant to the sublease, Varsity will pay a base rent of approximately $117,000 per annum which will rise to approximately $138,000 per annum during the term of the sublease. Varsity will also pay our pro rata share (approximately 33%) of operating expenses during the term of the sublease. Varsity paid $175,000 upon the execution of the sublease, which represents Varsity's pro rata share of the build out expenses relative to the sublease. Management believes that the terms of the sublease are at least equivalent to what Varsity could reasonably expect to receive from an unrelated third party. In connection with Varsity's sale of its Riddell Group Division, Varsity has moved its corporate offices to Memphis, Tennessee, and is currently subleasing the premises to a third party.

         The undersigned registrant hereby amends its Form 10-K for the Fiscal Year Ended December 31, 2001 to include the information contained herein in response to Part III of Form 10-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to Form 10-K for 2001 to be signed on its behalf by the undersigned, thereunder duly authorized on this 22nd day of April, 2002.

                                            VARSITY BRANDS, INC.



                                            By: /s/ JEFFREY G. WEBB
                                                --------------------------------
                                                Jeffrey G. Webb
                                                Chief Executive Officer