Form 10-Q
period 2002-03-31
VARSITY BRANDS INC
filed 2002-05-13
CIK 874786

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2002


                         Commission file number: 0-19298


                              VARSITY BRANDS, INC.
             (Exact name of registrant as specified in its charter)


         DELAWARE                                         22-2890400
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


            6745 LENOX CENTER COURT, SUITE 300, MEMPHIS, TN   38115
               (Address of principal executive offices)     (Zip code)

                                 (901) 387-4300
              (Registrant's telephone number, including area code)

               2525 HORIZON LAKE DRIVE, SUITE 1, MEMPHIS, TN 38133
     (Former name, former address and former fiscal year, if changed since last report)


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

                  9,452,250 Common Shares as of April 19, 2002

                              VARSITY BRANDS, INC.

                                      INDEX

                                                                            PAGE
Form 10-Q Cover Page                                                          1
Form 10-Q Index                                                               2
Part I.  Financial Information:
           Item 1.  Financial Statements:
                 Condensed Consolidated Balance Sheets                        3
                 Condensed Consolidated Statements of Operations              4
                 Condensed Consolidated Statements of Stockholders' Equity    5
                 Condensed Consolidated Statements of Cash Flows              6
                 Notes to Condensed Consolidated Financial Statements         7
           Item 2.  Management's Discussion and Analysis of
                      Financial Condition and Results of Operations          12
Part II. Other Information:
           Item 1.  Legal Proceedings                                        17
           Item 2.  Changes in Securities                                    17
           Item 3.  Defaults upon Senior Securities                          17
           Item 4.  Submission of Matters to a Vote of Security Holders      17
           Item 5.  Other Information                                        17
           Item 6.  Exhibits and Reports on Form 8-K                         17
Signatures                                                                   18


         SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

         This report contains certain statements which are "forward-looking" statements under the federal securities laws that are based on the beliefs of management as well as assumptions made by and information currently available to management. Forward-looking statements appear throughout Item 2 of Part I, "Management's Discussion and Analysis of Financial Condition and Results of Operations" concerning the Company's seasonal patterns of working capital and revenue and operating results in its business. Certain factors could cause actual results to differ materially from those in the forward-looking statements including without limitation, (i) continuation of historical seasonal patterns of demand for the Company's products and the Company's ability to meet the demand; (ii) actions by competitors, including without limitation new product introductions; (iii) the loss of domestic or foreign suppliers; (iv) changes in business strategy or new product lines and the Company's ability to successfully implement these; (v) moderation of uniform and accessories revenue growth; and
(vi) changes in interest rates and general economic conditions. These "forward-looking statements" are based on currently available information and plans. They are inherently uncertain, and investors must recognize that events could turn out to be significantly different from the Company's expectations.

Part I.  FINANCIAL INFORMATION; Item 1.      FINANCIAL STATEMENTS


                      VARSITY BRANDS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                              March 31,    December 31,   March 31,
                                                                2002          2001          2001
                                                              ---------    ------------   ---------
ASSETS
Current assets:
   Cash and cash equivalents                                  $   7,386     $  14,397     $     441
   Accounts receivable, trade less allowance for doubtful
      accounts ($295, $429 and $345, respectively)                6,140        12,161         7,244
   Inventories                                                   12,457         7,863        12,456
   Prepaid expenses                                               4,997         3,937         3,915
   Other receivables                                              3,106         3,555         1,473
   Deferred taxes                                                 2,793         2,383         6,770
   Assets held for disposal                                          --            --        92,942
                                                              ---------     ---------     ---------
Total current assets                                             36,879        44,296       125,241

Property, plant and equipment, less accumulated
   depreciation ( $5,382, $4,929 and $7,590, respectively)        4,116         4,387         4,605
Goodwill, less accumulated amortization
   ($9,595, $9,595 and $8,182, respectively)                     66,596        66,596        68,009
Intangibles and deferred charges, less accumulated
   amortization ($3,224, $3,048 and $3,360, respectively)         2,620         2,793         3,900
Other assets                                                        561           559         1,104
                                                              ---------     ---------     ---------
                                                              $ 110,772     $ 118,631     $ 202,859
                                                              =========     =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                           $   9,363     $   5,891     $   7,714
   Accrued liabililties                                           4,980         8,258         4,686
   Customer deposits                                              2,946         5,132         3,492
   Current portion of long-term debt                              1,375         1,375            --
   Liabilities of discontinued businesses                            --            --         9,690
                                                              ---------     ---------     ---------
Total current liabilities                                        18,664        20,656        25,582

Long-term debt                                                   80,410        80,410       152,081
Deferred taxes                                                      188           188         2,270
Contingent liabilities                                               --            --            --

Stockholders' equity:
   Preferred stock                                                   --            --            --
   Common stock                                                      95            95            95
   Additional paid-in capital                                    37,306        37,306        37,306
   Accumulated deficit                                          (25,891)      (20,024)      (14,475)
                                                              ---------     ---------     ---------
                                                                 11,510        17,377        22,926
                                                              ---------     ---------     ---------
                                                              $ 110,772     $ 118,631     $ 202,859
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

                      VARSITY BRANDS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                                                 THREE MONTHS ENDED
                                                               ---------------------
                                                                      MARCH 31,
                                                               ---------------------
                                                                 2002         2001
                                                               --------     --------
Net revenues:
   Uniforms and accessories                                    $  5,654     $  5,043
   Camps and events                                              13,039       11,616
                                                               --------     --------
                                                                 18,693       16,659
Cost of revenues:
   Uniforms and accessories                                       4,066        3,731
   Camps and events                                               8,063        6,867
                                                               --------     --------
Cost of revenues                                                 12,129       10,598
                                                               --------     --------
Gross profit                                                      6,564        6,061

Selling, general and
   administrative expenses                                       10,715       10,446
                                                               --------     --------
Loss from operations                                             (4,151)      (4,385)

Other expense
   Interest expense, net                                          2,126        2,099
                                                               --------     --------
Total other expense                                               2,126        2,099
                                                               --------     --------
Loss from continuing operations before
   income taxes and discontinued operations                      (6,277)      (6,484)
Incomes taxes (benefit)                                            (410)      (2,172)
                                                               --------     --------
Loss from continuing operations                                  (5,867)      (4,312)

Discontinued operations:
   Income (loss) from operations of discontinued businesses          --        1,366
                                                               --------     --------
Net loss                                                       $ (5,867)    $ (2,946)
                                                               ========     ========
Loss from continuing operations per share
         Basic and diluted                                     $  (0.62)    $  (0.46)

Loss per share:
         Basic and diluted                                     $  (0.62)    $  (0.31)

Weighted average number common and
    common equivalent shares outstanding:
         Basic and diluted                                        9,452        9,452


            See notes to condensed consolidated financial statements.

                      VARSITY BRANDS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                      Retained
                                                    Common Stock       Additional     Earnings       Total
                                              ---------------------     paid-in     (Accumulated  Stockholders'
                                               Shares       Amount      Capital       deficit)       Equity
                                              --------     --------    ----------   ------------  -------------
FOR THE THREE MONTHS ENDED MARCH 31, 2001
Balance, January 1, 2001                         9,452     $     95     $ 37,306      $(11,529)     $ 25,872
   Net loss for the period                          --           --           --        (2,946)       (2,946)
                                              --------     --------     --------      --------      --------
                                                 9,452     $     95     $ 37,306      $(14,475)     $ 22,926
                                              ========     ========     ========      ========      ========

FOR THE THREE MONTHS ENDED MARCH 31, 2002
Balance, January 1, 2002                         9,452     $     95     $ 37,306      $(20,024)     $ 17,377
   Net loss for the period                          --           --           --        (5,867)       (5,867)
                                              --------     --------     --------      --------      --------
                                                 9,452     $     95     $ 37,306      $(25,891)     $ 11,510
                                              ========     ========     ========      ========      ========


            See notes to condensed consolidated financial statements.

                      VARSITY BRANDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)

                                                                    THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                     2002         2001
                                                                   --------     --------
Cash flows from operating activities:
  Net loss                                                         $ (5,867)    $ (2,946)
  Adjustments to reconcile net loss to net
    cash provided by (used in) continuing operations:
    Income from operations of discontinued businesses                    --       (1,366)
     Depreciation and amortization:
       Amortization of debt issue costs                                 161          231
       Other depreciation and amortization                              468          950
     Provision for losses on accounts receivable                         42           50
     Deferred taxes                                                    (410)      (4,500)
     Changes in assets and liabilities, net of assets held
       for disposal:
       (Increase) decrease in:
         Accounts receivable, trade                                   5,979        7,179
         Inventories                                                 (4,594)      (5,254)
         Prepaid expenses                                            (1,060)        (665)
         Other receivables                                              449          (19)
         Other assets                                                    (2)        (641)
       Increase (decrease) in:
         Accounts payable                                             3,472        3,642
         Accrued liabilities                                         (3,278)      (2,445)
         Customer deposits                                           (2,186)      (1,998)

                                                                   --------     --------

Net cash used in continuing operations                               (6,826)      (7,782)

Cash flows from discontinued operations and extraordinary item:
  Net change in assets held for disposal                                 --       (4,317)

                                                                   --------     --------

Net cash used by discontinued operations and extraordinary item          --       (4,317)

Cash flows from investing activities:
  Capital expenditures                                                 (182)        (731)

                                                                   --------     --------

Net cash used in  investing activities                                 (182)        (731)

Cash flows from financing activities:
  Net borrowings under line-of-credit agreement                          --       13,162
  Debt issue costs                                                       (3)          --

                                                                   --------     --------

Net cash provided in (used by) financing activities                      (3)      13,162
                                                                   --------     --------

Net increase (decrease) in cash                                      (7,011)         332
Cash, beginning                                                      14,397          109
                                                                   --------     --------

Cash, ending                                                       $  7,386     $    441
                                                                   ========     ========


                 See notes to consolidated financial statements.

                      VARSITY BRANDS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

         The condensed consolidated financial statements represent Varsity Brands, Inc. ("Varsity" or the "Company") and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. These statements are unaudited, and in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of the Company's condensed consolidated financial position and the condensed consolidated results of its operations and cash flows at March 31, 2002 and 2001 and for the periods then ended. Certain information and footnote disclosures made in the Company's last Annual Report on Form 10-K have been condensed or omitted for these interim statements. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected during the remainder of 2002.

2.   DISPOSITION OF ASSETS

         In June 2001, the Company sold its Riddell Group Division to an affiliate of Lincolnshire Management, Inc. ("Lincolnshire"), a private-equity fund. The purchase price, which was determined by an arms-length negotiation, was approximately $67.5 million.

         The sale was made pursuant to a stock purchase agreement dated April 27, 2001 between the Company and Lincolnshire. The Riddell Group Division included: (i) all of the Company's team sports business, excluding Umbro branded team soccer products, (ii) the Company's licensing segment, which allows third-parties to market certain products using the Riddell and MacGregor trademarks, and (iii) the Company's retail segment, including the New York Executive Office, which managed the retail and licensing segments, and marketed a line of sports collectibles and athletic equipment, principally to retailers in the United States, and to a limited extent internationally. In conjunction with the sale of the Riddell Group Division, the Company recognized a decline in value in its net minority investment in a company which makes game uniforms on behalf of the Riddell Group Division. The Company had previously accounted for its investment in the game uniform company using the equity method of accounting. As a result of the sale of the Riddell Group Division and the write-down in the value of its minority investment in the game uniform company, the Company recorded a loss on the sale of the Riddell Group Division of $20.5 million ($12.2 million after tax) in the second quarter of 2001.

         The net operating results of the Riddell Group Division for the quarter ending March 31, 2001 are presented as income from operations of discontinued businesses in the Condensed Consolidated Statements of Operations. Revenues generated by the Riddell Group Division for the three-month period ended March 31, 2001 were $22.0 million.

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

         In connection with the settlement the Company voluntarily terminated its license effective November 30, 2001 in exchange for a lump sum payment to the Company of $5.5 million and Umbro Worldwide's agreement to make certain payments to the Company in the future, including the purchase, at net realizable value, of certain inventory from the Company. As a result of the early termination of the Umbro license, the Company recognized a gain of approximately $4.9 million ($2.9 million after tax) during the fourth quarter of 2001. Subsequent to March 31, 2002, the parties agreed that the final proceeds to be received by the Company for the Umbro-related inventory was $2.6 million.

         The net operating results of the Umbro Division for the quarter ended March 31, 2001 are presented in income from discontinued operations of discontinued businesses in the Condensed Consolidated Statements of Operations. Revenues generated by the Umbro division for the three-month period ended March 31, 2001 were $1.9 million.

3.   EARNINGS PER SHARE

         Net loss per share amounts have been computed by dividing the net loss by the weighted average number of outstanding common shares. Diluted earnings per share for the three months ended March 31, 2002 and 2001 is equal to basic earnings per share since potentially dilutive securities, which include convertible debt and Common Stock options, were not dilutive due to the net losses incurred.

4.   RECEIVABLES

         Accounts receivable include unbilled shipments of approximately $966,000, $610,000 and $1,247,000 at March 31, 2002, December 31, 2001 and March
31, 2001, respectively. It is the Company's policy to record revenues when the related goods have been shipped. Unbilled shipments represent receivables for shipments that have not yet been invoiced. These amounts relate principally to partial shipments to customers who are not invoiced until their order is shipped in its entirety or customers with orders containing other terms that require a deferral in the issuance of the invoice. Management believes that substantially all of these unbilled receivables will be invoiced within the current sales season.

5.   INVENTORIES

     Inventories consist of the following:
     (In thousands)             March 31,       December 31,      March 31,
                                  2002             2001             2001
                                -------------------------------------------
     Finished goods              $9,220           $5,904           $9,580
     Raw materials                3,237            1,959            2,876
                                -------------------------------------------
                                $12,457           $7,863          $12,456
                                ===========================================

6.   SUPPLEMENTAL CASH FLOW INFORMATION

         Cash paid for interest was $3,921,000 and $6,319,000 for the three-month periods ended March 31, 2002 and 2001, respectively. During the three months ended March 31, 2001, the Company received an income tax refund of approximately $1,500,000 related to a carry back of net operating losses of its Varsity Spirit Corporation subsidiary for periods preceding the 1997 acquisition of Varsity Spirit Corporation. This tax refund had been recorded as a receivable at the time of the acquisition. Other income tax payments, or refunds, were not significant for the three month period ended March 31, 2002.

7.   INCOME TAXES

         Operating results from continuing operations for the three-month period ended March 31, 2002 reflect a tax benefit based on the anticipated effective annual tax rate for 2002. The anticipated effective annual tax rate is estimated based on remaining net operating loss carryforwards and anticipated income and non-deductible expenses for the year. The actual tax rate for the year could vary substantially from the anticipated rate due to the use of these estimates.

         The Company recorded a $4.5 million income tax benefit for the three-month period ended March 31, 2001. This benefit was based on the anticipated income tax rate for 2001. The income tax benefit was allocated as follows: 1) $2.2 million to continuing operations and 2) $2.3 million to discontinued operations.

8.   SEGMENT INFORMATION

         Net revenues and income or loss from operations for the Company's two reportable segments are as follows:

                                                    THREE MONTHS ENDED
                                                        MARCH 31,
                                               ----------------------------
                                                   2002           2001
                                               ----------------------------
                                                       (In thousands)
     Net revenues:
        Uniforms and accessories                $   5,654      $   5,043
        Camps and events                           13,039         11,616
                                               ----------------------------
           Consolidated total                   $  18,693      $  16,659
                                               ============================

     Income (loss) from operations:
        Uniforms and accessories                $  (4,332)     $  (4,522)
        Camps and events                              696            574
        Corporate and unallocated expenses           (515)          (437)
                                               ----------------------------
           Consolidated total                   $  (4,151)     $  (4,385)
                                               ============================

9.   ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 was effective January 1, 2002. Under the new rules, goodwill and indefinite lived intangible assets will no longer be amortized, but will be reviewed annually for impairment. Intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives.

         The adoption of SFAS No. 142 requires that an initial impairment assessment be performed on all goodwill and indefinite lived intangible assets. The Company has completed its initial evaluation of its goodwill in accrdance with the provisions of SFAS No. 142 as of January 1, 2002 and has determined that, at present, goodwill was not impaired and there is no change in its carrying value or corresponding charge to the Company's earnings. Fair values were derived using cash flow analysis. The assumptions used in this cash flow analysis were consistent with the Company's internal planning. The adoption of the new standard will benefit earnings beginning in 2002 by approximately $1.9 million in reduced goodwill amortization. The Company will continue to evaluate the carrying value of its goodwill in accordance with SFAS No. 142.

10.  SUBSEQUENT EVENTS

         Subsequent to March 31, 2002, the Company repurchased $8.25 million of its 10.5% Senior Notes for a total cost, including commissions, of $7.9 million. As a result of these purchases, the Company will recognize an extraordinary gain, before tax, of approximately $0.2 million.

         Subsequent to March 31, 2002, the Company and Umbro Worldwide reached an agreement as to the final selling price of Umbro-related inventory which was $2.6 million. The settlement amount approximated the final inventory net of applicable reserves as of December 31, 2001. Proceeds received as a result of the early termination of the Umbro License total $8.1 million, before expenses, and consist of the $5.5 million lump sum payment described in Note 2 plus the $2.6 million inventory payment.

11.  RECLASSIFICATION OF PRIOR PERIODS

       Certain prior period balances have been reclassified to conform to current year presentation.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    RESULTS OF OPERATIONS

         Overview and seasonality

         In June 2001, the Company sold its Riddell Group Division ("RGD") to an affiliate of Lincolnshire Management, Inc., a private-equity fund. In conjunction with this sale, the Company wrote down its net minority investment in an entity that provides game uniforms to RGD. As a result of these two transactions, the Company recorded a loss of $20.5 million ($12.2 million after tax). In September 2001, the Company settled the litigation that had been brought earlier that year against Umbro Worldwide, Ltd. ("Umbro Worldwide") involving its licensing agreement between the Company and Umbro Worldwide. In connection with the settlement and in exchange for an upfront payment and Umbro Worldwide's agreement to make certain additional payments to the Company, the Company voluntarily agreed to terminate its license effective November 30, 2001. The Company recorded the transaction during the fourth quarter of 2001, establishing the reserves necessary to record the purchase of inventory by Umbro Worldwide. Subsequent to March 31, 2002, the Company received a Settlement Agreement from Umbro Worldwide in which the final selling price of the Umbro-related inventory was set at $2.6 million. RGD's and Umbro's operating results are shown as income from operations of discontinued businesses in the Condensed Consolidated Statements of Operations.

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

         As a result of the sale of RGD and the discontinuance of the Umbro license, the Company's continuing financial results consist of operations within the school spirit industry, including: (i) the design, market and manufacture of cheerleader and dance team uniforms and accessories, (ii) the operation of cheerleading and dance team camps throughout the United States, (iii) the production of nationally televised cheerleading and dance team championships and other special events and (iv) the operation of studio dance competitions and conventions.

         Operations for the three-month period ended March 31, 2002 resulted in a net loss of $5.9 million, or $0.62 per share, as compared to a net loss of $2.9 million, or $0.31 per share, for the first quarter of 2001. The primary reasons for the increased net loss are differences in the Company's expected effective income tax rate for the first quarter of 2002 as compared to the first quarter of 2001 and the gain from discontinued operations recorded in 2001.

         The operating loss before interest, taxes and discontinued operations for the first quarter of 2002 narrowed by $0.2 million, or 5%, to $4.2 million from $4.4 million in the first quarter of 2001. The Company benefited from increases in revenues and decreases in selling, general and administrative expenses as a percentage of sales, as described in more detail in the discussion which follows this overview.

         The loss in the first quarter of 2002 was anticipated and is consistent with the seasonality of the Company's business. In recent years, the Company's operations have been profitable in the second and third quarters, with the third quarter typically the strongest, while losses have typically been incurred in the first and fourth quarters. The factors influencing this seasonal pattern were discussed in the Company's last Annual Report on Form 10-K.

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

         Revenues

         Revenues for the three-month period ended March 31, 2002 increased by $2.0 million, or 12%, to $18.7 million from $16.7 million in the first quarter of 2001.

         Revenues from the sale of uniforms and accessories increased by $0.6 million, or 12%, to $5.6 million in the first quarter of 2002 from $5.0 million for the first quarter of 2001. This increase was attributable to an overall strong increase in product sales at the Company's national championships combined with increased sales of dance and recital wear to the studio dance market. These increases were offset by slight decreases in sales of the Company's campwear and dance lines. The increase in special event product sales is directly attributable to an increase in the number of participants at these events. The increase in studio dance and recital sales is attributable to increased market penetration of the Company's studio dance line. The Company is currently in its second year of offering dance and recital apparel to the studio dance market.

         Revenues from camps and events increased by $1.4 million, or 12%, to $13.0 million in the first quarter of 2002 from $11.6 million in the first quarter of 2001. The increase in revenues for the three-month period is directly attributable to an increase in the number of participants at the Company's regional and national cheerleading and dance team championships and at the Company's studio dance competitions and conventions, as compared to the prior year.

Gross Profit

         Gross profit for the first quarter of 2002 increased by 8% to $6.6 million from $6.1 million in the first quarter of 2001. Gross margin rates decreased by 1.3 percentage points to 35.1% in the first quarter of 2002 from 36.4% in the first quarter of 2001.

         Gross margin rates for the uniforms and accessories segment increased to 28.1% in the first quarter of 2002 from 26.0% in the first quarter of 2001. These increases are a result of higher margins earned on the special event merchandise as compared to our other uniform lines offset by slightly higher manufacturing costs associated with the new warehouse and production facility.

         Gross margin rates for the camps and events segment decreased to 38.2% in the first quarter of 2002 from 40.9% in the first quarter of 2000. The decrease is primarily due to increased venue and production costs at the Company's special events.

Selling, general and administrative

         Selling, general and administrative expenses decreased as a percentage of revenues to 57.3% in the first quarter of 2002 from 62.7% in the first quarter of 2001. The improvement is principally due to economies of scale realized by spreading fixed and certain variable administrative expenses over a greater revenue base combined with a reduction in amortization expense as a result of adopting the standards of Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets."

         Selling, general and administrative expenses as a percentage of revenues with respect to the uniforms and accessories segment decreased to 101% in the first quarter of 2002 from 115% in the first quarter of 2001. The high level of selling, general and administrative costs as a percentage of uniforms and accessories revenue is expected during the first quarter due to the seasonality of the segment's operations combined with the recognition of expenses, during the first quarter, associated with producing and mailing the Company's catalogs. These gains were due to improved economies of scale and reductions in amortization expense as discussed in the preceding paragraph.

         Selling, general and administrative expense ratios for the camps and events segment improved to 32.8% in the first quarter of 2002 from 36.0% in the first quarter of 2001. These gains are due to improved economies of scale and reductions in amortization expense as discussed in the above paragraph.

Interest Expense

         Interest expense for the three-month period ended March 31, 2001 has been reduced by $1.5 million as a result of an allocation of interest expense to the discontinued operations of RGD.

         Interest expense, after the allocation of interest to discontinued operations, increased slightly to $2.13 million in the first quarter of 2002 from $2.10 million in the first quarter of 2001. Total interest expense for period decreased by $1.5 million due to lower interest on the revolving line of credit resulting from lower outstanding indebtedness in 2002 as compared to 2001. The net interest expense for the quarter also decreased due to interest earned on the net cash proceeds received from the sale of RGD. The net interest expense for the first quarter of 2001 included approximately $250,000 of interest received as part of a federal income tax refund. The refund, which included approximately $1.5 million in taxes, related to a carryback of net operating losses of the Company's Varsity Spirit Corporation subsidiary for periods preceding the 1997 acquisition of Varsity Spirit Corporation and had been recorded as a receivable at the time of acquisition.

          As a result of the sale of RGD, the Company used a portion of the proceeds received, approximately $32.7 million, to paydown all of the indebtedness then outstanding on its line of credit agreement. (See "Liquidity and Capital Resources" below.)

         During 2001, the Company used a portion of the net proceeds received from the sale of RGD to repurchase $40.7 million of its 10.5% Senior Notes for a total cost, including commissions, of $32.0 million.

Income Taxes

         Operating results from continuing operations for the three-month period ended March 31, 2002 include an income tax benefit based on the anticipated effective annual tax rate for 2002. The anticipated effective annual tax rate is estimated based on the expected utilization of remaining net operating loss carryforwards and anticipated income and non-deductible expenses for the year. The actual tax rate for the year could vary substantially from the anticipated rate due to the use of these estimates.

         The Company recorded a $4.5 million income tax benefit for the three-month period ended March 31, 2001. This benefit was based on the anticipated income tax rate for 2001. The income tax benefit was allocated as follows: 1) $2.2 million to continuing operations and 2) $2.3 million to discontinued operations.

Liquidity and Capital Resources

         The seasonality of the Company's working capital needs is impacted by three key factors. First, a significant portion of the Company's products are shipped during the late spring, summer and early fall period, with the related receivables being paid when the school year begins during the following July to October period. Second, the Company incurs costs related to the Company's summer camp business during the first and second quarters as the Company prepares for the upcoming camp season, while camp revenues are mostly collected in the June to August period. Lastly, the Company's debt structure impacts working capital requirements, as the semi-annual interest payments on the Company's 10.5% Senior Notes come due each January and July.

         To finance these seasonal working capital demands, the Company maintains a credit facility in the form of a $15 million revolving line of credit. Historically, the outstanding balance on the credit facility usually follows the seasonal cycles described above, increasing during the early part of the operating cycle in the first and second quarters of each year and then decreasing from the middle of the third quarter and into the fourth quarter as collections are used to reduce the outstanding balance. Such seasonality should continue in the future.

         At March 31, 2002, there were no outstanding balances due under the credit facility. This compares with an outstanding balance of $29.6 million as of March 31, 2001.

         In April, 2002, in accordance with the terms of the Company's debt instruments, including the Indenture in respect of its 10.5% Senior Notes, the Company used $7.9 million aggregate net proceeds received in the Umbro settlement to repurchase $8.25 million aggregate principal amount of its Senior Notes. As a result of this transaction, the Company will recognize an extraordinary gain, before related income taxes, of $0.2 million. Had the Company not used the proceeds from the Umbro settlement to repurchase the Senior Notes, the Company may have had to offer to repurchase a portion of the Senior Notes at par.

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

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

        (a)   Exhibit index:

              10.22 First Amendment to Second Amended and Restated Loan, Guaranty and Security Agreement, dated November 20, 2001

              10.23 Waiver and Consent Agreement between Varsity Brands, Inc. and Bank of America, N.A., dated April 18, 2002

              10.24 Agreement between Umbro International Limited ("Umbro") and Varsity Spirit Fashions & Supplies, Inc. ("Varsity") pursuant to a settlement agreement dated 26th September 2001 (the "Settlement Agreement")

        (b)   Reports on Form 8-K:

              None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        VARSITY BRANDS, INC.


Date:  May 13, 2002                By:  /s/ Jeffrey G. Webb
                                                President and
                                                Chief Executive Officer


Date:  May 13, 2002                By:  /s/  John M. Nichols
                                                Chief Financial Officer and
                                                Principal Accounting Officer