Form 10-Q
period 2002-06-30
VARSITY BRANDS INC
filed 2002-08-14
CIK 874786

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2002

Commission file number: 0-19298

VARSITY BRANDS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	22-2890400
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

6745 Lenox Center Court, Suite 300, Memphis, TN 38115
(Address of principal executive offices) (Zip code)

(901) 387-4300
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1935 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

9,512,250 Common Shares as of August 9, 2002

	VARSITY BRANDS, INC.
	INDEX

		Page

Form 10-Q Cover Page		1
Form 10-Q Index		2
Part I.	Financial Information:
Item 1.	Financial Statements:
Condensed Consolidated Balance Sheets		3
Condensed Consolidated Statements of Operations		4
Condensed Consolidated Statements of Stockholders’ Equity		5
Condensed Consolidated Statements of Cash Flows		6
Notes to Condensed Consolidated Financial Statements		7
Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	13
Part II. Other Information:
Item 1.	Legal Proceedings	19
Item 2.	Changes in Securities	19
Item 3.	Defaults upon Senior Securities	19
Item 4.	Submission of Matters to a Vote of Security Holders	19
Item 5.	Other Information	19
Item 6.	Exhibits and Reports on Form 8-K	19
Signatures		21

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

      This report contains certain statements which are “forward-looking” statements under the federal securities laws that are based on the beliefs of management as well as assumptions made by and information currently available to management. Forward-looking statements appear throughout Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” concerning the Company’s seasonal patterns of working capital and revenue and operating results in its business. Certain factors could cause actual results to differ materially from those in the forward-looking statements including without limitation, (i) continuation of historical seasonal patterns of demand for the Company’s products and the Company’s ability to meet the demand; (ii) actions by competitors, including without limitation new product introductions: (iii) the loss of domestic or foreign suppliers; (iv) changes in business strategy or new product lines and the Company’s ability to successfully implement these; (v) moderation of uniform and accessories revenue growth; and (vi) changes in interest rates and general economic conditions. These “forward- looking statements” are based on currently available information and plans. They are inherently uncertain, and investors must recognize that events could turn out to be significantly different from the Company’s expectations.

Part I. FINANCIAL INFORMATION; Item 1	FINANCIAL STATEMENTS

VARSITY BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

June 30,		December 31,	June 30,
2002		2001	2001

ASSETS
Current assets:
Cash and cash equivalents	$3,359	$14,397	$29,418
Accounts receivable, trade less allowance for doubtful
accounts ($321, $429 and $226, respectively)	34,249	12,161	34,463
Inventories	14,121	7,863	13,384
Prepaid expenses	4,575	3,937	4,222
Other receivables	126	3,555	2,455
Deferred taxes	2,173	2,383	2,040
Assets held for disposal	-	-	6,534

Total current assets	58,603	44,296	92,516

Property, plant and equipment, less accumulated
depreciation ( $4,870, $4,929 and $8,100, respectively)	3,806	4,387	4,293
Goodwill, less accumulated amortization
($9,595, $9,595 and $8,653, respectively)	66,596	66,596	67,539
Intangibles and deferred charges, less accumulated
amortization ($3,204, $3,048 and $3,578, respectively)	2,252	2,793	3,696
Other assets	632	559	560

	$131,889	$118,631	$168,604

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$16,208	$5,891	$16,720
Accrued liabililties	8,600	8,258	8,594
Customer deposits	13,100	5,132	14,026
Current portion of long-term debt	1,375	1,375	-

Total current liabilities	39,283	20,656	39,340

Long-term debt	72,160	80,410	122,500
Deferred taxes	188	188	-
Contingent liabilities	-	-	-

Stockholders' equity:
Preferred stock	-	-	-
Common stock	95	95	95
Additional paid-in capital	37,306	37,306	37,306
Accumulated deficit	(17,143)	(20,024)	(30,637)

	20,258	17,377	6,764

	$131,889	$118,631	$168,604

See notes to condensed consolidated financial statements.

VARSITY BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except for per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
2002		2001	2002	2001
Net revenues:
Uniforms and accessories	$42,047	$38,938	$47,701	$43,981
Camps and events	15,323	15,073	28,362	26,689

	57,370	54,011	76,063	70,670

Cost of revenues:
Uniforms and accessories	21,400	20,262	25,466	23,993
Camps and events	10,669	10,583	18,732	17,450

Cost of revenues	32,069	30,845	44,198	41,443

Gross profit	25,301	23,166	31,865	29,227

Selling, general and
administrative expenses	14,035	13,408	24,750	23,854

Income from operations	11,266	9,758	7,115	5,373

Other expense
Interest expense, net	2,048	2,447	4,174	4,546

Total other expense	2,048	2,447	4,174	4,546

Income from continuing operations before income
taxes, discontinued operations and extraordinary items	9,218	7,311	2,941	827

Incomes taxes	610	2,449	200	277

Income from continuing operations	8,608	4,862	2,741	550

Discontinued operations:
Loss from operations of discontinued businesses	-	(2,724)	-	(1,358)
Loss on disposal of businesses	-	(18,300)	-	(18,300)

Total income (expense) from operations before
extraordinary items	8,608	(16,162)	2,741	(19,108)

Extraordinary item - gain on retirement of bonds, net of tax	140	-	140	-

Net income (loss)	$8,748	$(16,162)	$2,881	$(19,108)

Income from continuing operations per share:
Basic	$0.91	$0.51	$0.29	$0.06
Diluted	$0.78	$0.45	$0.26	$0.06

Income (loss) per share:
Basic	$0.93	$(1.71)	$0.30	$(2.02)
Diluted	$0.79	$(1.71)	$0.27	$(2.02)

Weighted average number common and
common equivalent shares outstanding:
Basic	9,452	9,452	9,452	9,452
Diluted	11,233	11,149	11,163	9,452

See notes to condensed consolidated financial statements.

VARSITY BRANDS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited) (In thousands)

				Retained
	Common Stock		Additional	Earnings	Total
			paid-in	(Accumulated	Stockholders'
	Shares	Amount	Capital	deficit)	Equity

For the six months ended June 30, 2001
Balance, January 1, 2001	9,452	$95	$37,306	$(11,529)	$25,872
Net loss for the period				(19,108)	(19,108)

	9,452	$95	$37,306	$(30,637)	$6,764

For the six months ended June 30, 2002
Balance, January 1, 2002	9,452	$95	$37,306	$(20,024)	$17,377
Net income for the period				2,881	2,881

	9,452	$95	$37,306	$(17,143)	$20,258

See notes to condensed consolidated financial statements.

VARSITY BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOW (In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001

Cash flows from operating activities:
Net income (loss)	$8,748	$(16,162)	$2,881	$(19,108)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) continuing operations:
Loss from operations of discontinued businesses	-	2,724	-	1,358
Loss on sale of businesses	-	18,300	-	18,300
Extraordinary gain	(140)	-	(140)	-
Depreciation and amortization:
Amortization of debt issue costs	122	216	253	432
Other depreciation and amortization	480	972	989	1,904
Provision for losses on accounts receivable	64	75	106	125
Deferred taxes	620	2,460	210	(2,040)
Changes in assets and liabilities, net of assets held
for disposal:
(Increase) decrease in:
Accounts receivable, trade	(28,173)	(27,294)	(22,194)	(20,115)
Inventories	(1,664)	(928)	(6,258)	(6,182)
Prepaid expenses	422	(307)	(638)	(972)
Other receivables	2,980	(982)	3,429	(1,001)
Other assets	(71)	544	(73)	(97)
Increase (decrease) in:
Accounts payable	6,845	9,006	10,317	12,648
Accrued liabilities	3,620	3,908	342	1,463
Customer deposits	10,154	10,534	7,968	8,536

Net cash provided by (used in) continuing operations	4,007	3,066	(2,808)	(4,749)

Cash flows from discontinued operations and extraordinary item:
Net change in assets held for disposal	-	(6,192)	-	(10,494)
Costs associated with bond redemption	(51)	-	(51)	-

Net cash used by discontinued operations and extraordinary item	(51)	(6,192)	(51)	(10,494)

Cash flows from investing activities:
Capital expenditures	(125)	(187)	(318)	(900)
Net proceeds received from the sale of businesses	-	61,871	-	61,871

Net cash provided by (used in) investing activities	(125)	61,684	(318)	60,971

Cash flows from financing activities:
Net borrowings under line-of-credit agreement	-	(29,581)	-	(16,419)
Redemption of senior bonds	(7,858)	-	(7,858)	-
Debt issue costs	-	-	(3)	-

Net cash used by financing activities	(7,858)	(29,581)	(7,861)	(16,419)

Net increase (decrease) in cash	(4,027)	28,977	(11,038)	29,309
Cash, beginning	7,386	441	14,397	109

Cash, ending	$3,359	$29,418	$3,359	$29,418

See notes to consolidated financial statements.

VARSITY BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of presentation

     The condensed consolidated financial statements represent Varsity Brands, Inc. (“Varsity” or the “Company”) and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. These statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of the Company’s condensed consolidated financial position and the condensed consolidated results of its operations and cash flows at June 30, 2002 and 2001 and for the periods then ended. Certain information and footnote disclosures made in the Company’s last Annual Report on Form 10-K have been condensed or omitted for these interim statements. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected during the remainder of 2002.

2. Disposition of assets

     In June 2001, the Company sold its Riddell Group Division to an affiliate of Lincolnshire Management, Inc. (“Lincolnshire”), a private-equity fund. The purchase price, which was determined by an arms- length negotiation, was approximately $67.5 million.

     The sale was made pursuant to a stock purchase agreement dated April 27, 2001 between the Company and Lincolnshire. The Riddell Group Division included: (i) all of the Company’s team sports business, excluding Umbro branded team soccer products, (ii) the Company’s licensing segment, which allows third-parties to market certain products using the Riddell and MacGregor trademarks, and (iii) the Company’s retail segment, including the New York Executive Office, which managed the retail and licensing segments, and marketed a line of sports collectibles and athletic equipment, principally to retailers in the United States, and to a limited extent internationally. In conjunction with the sale of the Riddell Group Division, the Company recognized a decline in value in its net minority investment in a company that made game uniforms on behalf of the Riddell Group Division. The Company had previously accounted for its investment in the game uniform company using the equity method of accounting. As a result of the sale of the Riddell Group Division and the write-down in the value of its minority investment in the game uniform company, the Company recorded a loss on the sale of the Riddell Group Division of $20.5 million ($18.3 million after tax) in the second quarter of 2001.

     The net operating results of the Riddell Group Division for the periods ending June 30, 2001 are presented as income from operations of discontinued businesses in the Condensed Consolidated Statements of Operations. Revenues generated by the Riddell Group Division for the six- month and three- month periods ended June 30, 2001 were $42.4 million and $20.4 million, respectively.

     In September 2001, the Company settled the litigation that it had brought earlier in the year against Umbro Worldwide, Ltd. (“Umbro Worldwide”) involving the licensing agreement between the Company and Umbro Worldwide. The license agreement allowed Varsity to sell Umbro branded soccer apparel, equipment and footwear to soccer specialty stores and others in the team channel of distribution, principally in the United States.

     In connection with the settlement the Company voluntarily terminated its license effective November 30, 2001 in exchange for a lump sum payment to the Company of $5.5 million and Umbro Worldwide’s agreement to make certain payments to the Company in the future, including the purchase, for $2.6 million, of certain inventory from the Company. As a result of the early termination of the Umbro license, the Company recognized a gain of approximately $4.9 million ($2.9 million after tax) during the fourth quarter of 2001.

     The net operating results of the Umbro Division for the periods ended June 30, 2001 are presented in income from discontinued operations of discontinued businesses in the Condensed Consolidated Statements of Operations. Revenues generated by the Umbro division for the six- month and three- month periods ended June 30, 2001 were $4.7 million and $2.8 million, respectively.

3. Earnings per share

     Basic earnings (loss) per share amounts have been computed by dividing earnings (loss) by the weighted average number of outstanding common shares. Diluted earnings (loss) per share is computed by adjusting earnings for the effect of the assumed conversion of dilutive securities and dividing the result by the weighted average number of common share and common equivalent shares to dilutive securities. A reconciliation between the numerators and denominators for these calculations follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2002	2001	2002	2001
Net income
Earnings (loss) - numerator
Net income (loss)	$8,748	$(16,162)	$2,881	$(19,108)

Effect of assumed conversion of
convertible debt, when dilutive -
interest savings	94	-	188	-
Numerator for diluted per share
computation	8,842	(16,162)	3,069	(19,108)

Shares - denominator
Weighted average number of
outstanding common shares	9,452	9,452	9,452	9,452
Weighted average common equivalent
shares:

Options, assumed exercise of dilutive
options, net of treasury shares which
could have been purchased from the
proceeds of the assumed exercise
based on average market prices	84	-	14	-
Convertible debt, assumed conversion
when dilutive	1,697	-	1,697	-

Denominator for diluted per share
computation	11,233	9,452	11,163	9,452

Income from continuing operations

Income from continuing operations -
numerator

Income from continuing operations	$8,608	$4,862	$2,741	$550

Effect of assumed conversion of
convertible debt, when dilutive -
interest savings	94	100	188	-

Numerator for diluted per share
computation	$8,702	$4,962	$2,929	$550

Shares - denominator
Weighted average number of
outstanding common shares	9,452	9,452	9,452	9,452

Weighted average common equivalent
shares:

Options, assumed exercise of dilutive
options, net of treasury shares which
could have been purchased from the
proceeds of the assumed exercise
based on average market prices	84	-	14	-
Convertible debt, assumed conversion
when dilutive	1,697	1,697	1,697	-

Denominator for diluted per share
computation	11,233	11,149	11,163	9,452

     For the six months ended June 30, 2001, potentially dilutive securities, which include convertible debt and common stock options, were not dilutive and were excluded from the computation of diluted earnings per share.

4. Receivables

     Accounts receivable include unbilled shipments of approximately $11,628,000, $610,000 and $11,249,000 at June 30, 2002, December 31, 2001 and June 30, 2001, respectively. It is the Company’s policy to record revenues when the related goods have been shipped. Unbilled shipments represent receivables for shipments that have not yet been invoiced. These amounts relate principally to partial shipments to customers who are not invoiced until their order is shipped in its entirety or customers with orders containing other terms that require a deferral in the issuance of the invoice. Management believes that substantially all of these unbilled receivables will be invoiced within the current sales season.

5	.	Inventories

		Inventories consist of the following:
		(In thousands)	June 30,	December 31,	June 30,
			2002	2001	2001

		Finished goods	$8,879	$5,904	$9,529
		Raw materials	5,242	1,959	3,855

			$14,121	$7,863	$13,384

6. Supplemental cash flow information

     Cash paid for interest was $463,000 and $1,250,000 for the three-month periods ended June 30, 2002 and 2001, respectively, and $4,384,000 and $7,569,000 for the six-month periods ended June 30, 2002 and 2001, respectively. During the six months ended June 30, 2001, the Company received an income tax refund of approximately $1,500,000 related to a carry back of net operating losses of its Varsity Spirit Corporation subsidiary for periods preceding the 1997 acquisition of Varsity Spirit Corporation. This tax refund had been recorded as a receivable at the time of the acquisition. Other income tax payments, or refunds, were not significant for the three and six month periods ended June 30, 2002.

7. Income taxes

     Operating results from continuing operations for the three- month and six- month periods ended June 30, 2002 reflect a tax expense based on the anticipated effective annual tax rate for 2002. The anticipated effective annual tax rate is estimated based on remaining net operating loss carryforwards and anticipated income and non-deductible expenses for the year. The actual tax rate for the year could vary substantially from the anticipated rate due to the use of these estimates.

     Operating results from continuing operations for the six month period ended June 30, 2001 reflect a tax expense based on the anticipated effective annual tax rate for 2001. The operating results for the second quarter of 2001 include a reversal of the tax benefit recorded in the first quarter of 2001.

8. Segment Information

     Net revenues and income or loss from operations for the Company's two reportable segments are as follows:

	Three months
	ended		Six months ended
	June 30,		June 30,
	2002	2001	2002	2001

	(In thousands)		(In thousands)
Net revenues:
Uniforms and accessories	$42,047	$38,938	$47,701	$43,981

Camps and events	15,323	15,073	28,362	26,689

Consolidated total	$57,370	$54,011	$76,063	$70,670

Income from operations
Uniforms and accessories	$11,223	$9,956	$6,891	$5,434
Camps and events	516	492	1,212	1,066
Corporate and unallocated expenses	(473)	(690)	(988)	(1,127)

Consolidated total	$11,266	$9,758	$7,115	$5,373

9.  Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 was effective January 1, 2002. Under the new rules, goodwill and indefinite lived intangible assets will no longer be amortized, but will be reviewed annually for impairment. Intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives.

     The adoption of SFAS No. 142 requires that an initial impairment assessment be performed on all goodwill and indefinite lived intangible assets. The Company completed its initial evaluation of its goodwill in accordance with the provisions of SFAS No. 142 as of January 1, 2002 and has determined that, at present, goodwill was not impaired and there is no change in its carrying value or corresponding charge to the Company’s earnings. Fair values were derived using cash flow analysis. The assumptions used in this cash flow analysis were consistent with the Company’s internal planning. The adoption of the new standard will benefit earnings beginning in 2002 by approximately $1.9 million in reduced goodwill amortization. The Company will continue to evaluate the carrying value of its goodwill in accordance with SFAS No. 142.

10. Reclassification of prior periods

     Certain prior period balances have been reclassified to conform to current year presentation.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

            Overview and seasonality

     In June 2001, the Company sold its Riddell Group Division (“RGD”) to an affiliate of Lincolnshire Management, Inc., a private-equity fund. In conjunction with this sale, the Company wrote down its net minority investment in an entity that provided game uniforms to RGD. As a result of these two transactions, the Company recorded a loss of $20.5 million ($18.3 million after tax). In September 2001, the Company settled the litigation that had been brought earlier that year against Umbro Worldwide, Ltd. (“Umbro Worldwide”) involving its licensing agreement between the Company and Umbro Worldwide. In connection with the settlement and in exchange for an upfront payment and Umbro Worldwide’s agreement to make certain additional payments to the Company, the Company voluntarily agreed to terminate its license effective November 30, 2001. The Company recorded the transaction during the fourth quarter of 2001, establishing the reserves necessary to record the purchase of inventory by Umbro Worldwide. In April 2002, the Company received a Settlement Agreement from Umbro Worldwide in which the final selling price of the Umbro-related inventory was set at $2.6 million. RGD’s and Umbro’s operating results are shown as income from operations of discontinued businesses in the Condensed Consolidated Statements of Operations.

     RGD included: (i) all of the Company’s Team Sports business, excluding Umbro branded team soccer products, (ii) the Company’s licensing segment, which allowed third-parties to market certain products using the Riddell and MacGregor trademarks, and (iii) the Company’s retail segment, which marketed a line of sports collectibles and athletic equipment to retailers.

     The Umbro operations that were discontinued as a result of the termination of the license with Umbro Worldwide included sales of Umbro branded soccer apparel, equipment and footwear to soccer specialty stores and others within the team channel of distribution, primarily in the United States.

     As a result of the sale of RGD and the discontinuance of the Umbro license, the Company’s continuing financial results consist of operations within the school spirit industry, including: (i) the design, market and manufacture of cheerleader and dance team uniforms and accessories, (ii) the operation of cheerleading and dance team camps throughout the United States, (iii) the production of nationally televised cheerleading and dance team championships and other special events and (iv) the operation of studio dance competitions and conventions.

     Operations for the three- month period ended June 30, 2002 resulted in a net income of $8.7 million, or $0.79 per share on a diluted basis, as compared to a net loss of $16.2 million, or $(1.71) per share, for the second quarter of 2001. The primary reasons for the decrease in the net loss are the loss realized on the sale of the Riddell Sports Group combined with a reversal of the income tax benefit recorded in the first quarter of 2001.

     Operating income before interest, taxes, discontinued operations and extraordinary items for the second quarter of 2002 increased $1.5 million, or 15.4%, to $11.3 million from $9.8 million in the second quarter of 2001. For the six- month period, operating income before taxes, interest, discontinued operations and extraordinary items increased $1.7 million, or 32.4%, in 2002 to $7.1 from $5.4 in 2001. The Company benefited from increases in revenues and decreases in selling, general and administrative expenses as a percentage of sales, as described in more detail in the discussion which follows this overview.

     The Company’s operations are highly seasonal. In recent years, the Company’s operations have been profitable in the second and third quarters, with the third quarter typically the strongest, while losses have typically been incurred in the first and fourth quarters. The factors influencing this seasonal pattern were discussed in the Company’s last Annual Report on Form 10-K.

     The operating results of RGD and the Umbro Division are reported as income from operations of discontinued businesses in the Condensed Consolidated Statements of Operations. The following management’s discussion and analysis of financial condition reflects changes occurring in the Company’s income from continuing operations, exclusive of the discontinued operations of RGD and the Umbro division.

     Revenues

     Revenues for the three- month period ended June 30, 2002 increased by $3.4 million, or 6.2%, to $57.4 million from $54.0 million in the second quarter of 2001. For the six-month period ended June 30, 2002, revenues increased by $5.4, or 7.6%, to $76.1 from $70.7 million in the first six months of 2000.

     Revenues from the sale of uniforms and accessories increased by $3.1 million, or 8.0%, to $42.0 million in the second quarter of 2002 from $38.9 million for the second quarter of 2001. For the six- month period, uniform and accessories revenues increased by $3.7 million, or 8.5%, to $47.7 million from $44.0 million in 2001. This increase was attributable to an overall strong increase in most product categories, primarily uniforms and lettering, offset by slight decreases in campwear and fundraising. The increase in revenues is a direct result of quicker delivery of uniforms and accessories during the second quarter of 2002 as compared to the second quarter of 2001. The improvement of delivery times is partially attributable to improvements made in the Company’s order entry system combined with improvements to and capacity increases in the Company’s manufacturing process. Revenue increases for the six month period ended June 30, 2002 are also partially due to increases in product sales at the Company’s national championships combined with increased sales of dance and recital wear to the studio dance market.

     Revenues from camps and events increased by $0.2 million, or 1.7%, to $15.3 million in the second quarter of 2002 from $15.1 million in the second quarter of 2001. For the six- month period, camp and events revenues increased $1.7 million, or 6.3%, to $28.4 million in 2002 from $26.7 million in 2001. The increase in revenues for the three- month period is attributable to an 11% increase in summer camp tuition, increased participation at the Company’s national championships held in April and increased participation at the Company’s studio dance competitions and conventions. These increases are offset by significant decreases in the Company’s group tour business, caused by groups either delaying or cancelling their 2002 tours as a result of September 11, combined with a change in timing of the Co. Dance National Finals from June 2001 to July 2002. The increase in revenues for the six- month period is also attributable to an increase in the number of participants at the Company’s regional and national cheerleading and dance team championships and at the Company’s studio dance competitions and conventions, as compared to the prior year.

Gross Profit

     Gross profit for the second quarter of 2002 increased by 9.2% to $25.3 million from $23.2 million in the second quarter of 2001 and for the six- month period increased by 9.0% to $31.9 million in 2002 from $29.2 million in 2001. Gross margin rates increased by 1.2 percentage points to 44.1% in the second quarter of 2002 from 42.9% in the second quarter of 2001. For the six- month period, gross margin rates increased to 41.9% in 2002 from 41.4% in 2001.

     Gross margin rates for the uniforms and accessories segment increased to 49.1% in the second quarter of 2002 from 48.0% in the second quarter of 2001. For the six- month period the segment’s margin rates increased to 46.6% in 2002 from 45.4% in 2001. These increases are a result of the shift in product mix from lower margin campwear and accessories to higher margin manufactured uniforms and special event merchandise.These increases were offset by slightly higher manufacturing costs associated with the new warehouse and production facility.

     Gross margin rates for the camps and events segment increased to 30.4% in the second quarter of 2002 from 29.8% in the second quarter of 2001. For the six- month period the segment’s margin rates decreased to 33.9% in 2002 from 34.7% in 2001. The increase in the gross margin rate for the second quarter is primarily attributable to reduced venue costs at the Company’s studio dance operations combined with the overall decrease in the Company’s 2002 group tour operations, which have historically generated lower gross margins than the other parts of the Company’s business; therefore, the decrease in group tour operations resulted in an overall increase in the segment’s gross margin rate. Such increases were offset by higher personnel and program support expenses associated with higher anticipated revenue growth for the Company’s summer camp operations. The overall decrease for the six- month period is primarily due to increased venue and production costs at the Company’s special events held during the first quarter of 2002, combined with higher personnel and program support expenses associated with higher anticipated revenue growth for the Company’s summer camp operations.

Selling, general and administrative

     Selling, general and administrative expenses decreased as a percentage of revenues to 24.5% in the second quarter of 2002 from 24.8% in the second quarter of 2001. For the six-month period, selling, general and administrative expense rates decreased to 32.5% in 2002 from 33.8% in 2001. The improvement is principally due to economies of scale realized by spreading fixed and certain variable administrative expenses over a greater revenue base combined with a reduction in amortization expense as a result of adopting the standards of Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.”

     Selling, general and administrative expenses as a percentage of revenues with respect to the uniforms and accessories segment decreased to 29.7% in the second quarter of 2002 from 30.6% in the second quarter of 2001. For the six-month period the segment’s selling, general and administrative expense rate decreased to 31.4% in 2002 from 33.1% in 2001. These gains were due to improved economies of scale and reductions in amortization expense as discussed in the preceding paragraph.

     Selling, general and administrative expense ratios for the camps and events segment increased to 27.1% in the second quarter of 2002 from 26.5% in the second quarter of 2001. For the six- month period the segment’s selling, general and administrative expense rate decreased to 29.7% in 2002 from 30.6% in 2001. The slight increase in the three-month expense ratio is attributable to the segment’s slight revenue gains during the quarter as compared to changes in the Company’s adminstrative expenditures. Specifically, the Company has realized a significant decrease in group tour revenues as a result of the September 11 tragedy, while group tour administrative expenditures have remained relatively flat on a comparative basis. The gains realized during the six month period are due to improved economies of scale and reductions in amortization expense as discussed in the above paragraph, offset by the effect of the decline in group tour revenues as discussed in the preceding sentence.

Interest Expense

     Interest expense for both the three- month and the six- month period ended June 30, 2001 has been reduced by $1.6 million and $3.1 million, respectively, as a result of an allocation of interest expense to the discontinued operations of RGD.

     Interest expense, after the allocation of interest to discontinued operations in 2001, decreased to $2.0 million in the second quarter of 2002 from $2.5 million in the second quarter of 2001. For the six- month period ended June 30, 2002, interest expense decreased by $0.3 million to $4.2 million from $4.5 million in the first six- months of 2001. Total interest expense for second quarter decreased by $2.0 million and for the six- month period decreased by $3.5 million due to lower interest on the senior notes and the revolving line of credit resulting from lower outstanding indebtedness in 2002 as compared to 2001. The net interest expense for the quarter also decreased due to interest earned on the net cash proceeds received from the sale of RGD. The net interest expense for the six- month period ended June 30, 2001 included approximately $250,000 of interest received as part of a federal income tax refund. The refund, which included approximately $1.5 million in taxes, related to a carryback of net operating losses of the Company’s Varsity Spirit Corporation subsidiary for periods preceding the 1997 acquisition of Varsity Spirit Corporation and had been recorded as a receivable at the time of acquisition.

     As a result of the sale of RGD, the Company used a portion of the proceeds received, approximately $32.7 million, to paydown all of the indebtedness then outstanding on its line of credit agreement. (See “Liquidity and Capital Resources” below.)

     During 2001, the Company used a portion of the net proceeds received from the sale of RGD to repurchase $40.7 million of its 10.5% Senior Notes for a total cost, including commissions, of $32.0 million.

     In April 2002, the Company repurchased $8.25 million of its 10.5% Senior Notes for a total cost, including commissions, ot $7.9 million resulting in an extraordinary gain of $0.1 million, net of taxes.

Income Taxes

     Operating results from continuing operations for the three- month and six- month periods ended June 30, 2002 include an income tax expense based on the anticipated effective annual tax rate for 2002. The anticipated effective annual tax rate is estimated based on the expected utilization of remaining net operating loss carryforwards and anticipated income and non-deductible expenses for the year. The actual tax rate for the year could vary substantially from the anticipated rate due to the use of these estimates.

     Operating results from continuing operations for the six- month period ended June 30, 2001 reflect a tax expense based on the anticipated effective annual tax rate for 2001. The operating results for the second quarter of 2001 include a reversal of the tax benefit recorded in the first quarter of 2001.

Liquidity and Capital Resources

     The seasonality of the Company’s working capital needs is impacted by three key factors. First, a significant portion of the Company’s products are shipped during the late spring, summer and early fall period, with the related receivables being paid when the school year begins during the following July to October period. Second, the Company incurs costs related to the Company’s summer camp business during the first and second quarters as the Company prepares for the upcoming camp season, while camp revenues are mostly collected in the June to August period. Lastly, the Company’s debt structure impacts working capital requirements, as the semi-annual interest payments on the Company’s 10.5% Senior Notes come due each January and July.

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

     There were no outstanding balances due under the credit facility as of June 30, 2002 and 2001.

     In April, 2002, in accordance with the terms of the Company’s debt instruments, including the Indenture in respect of its 10.5% Senior Notes, the Company used $7.9 million aggregate net proceeds received in the Umbro settlement to repurchase $8.25 million aggregate principal amount of its Senior Notes. As a result of this transaction, the Company recognized an extraordinary gain, before related income taxes, of $0.2 million. Had the Company not used the proceeds from the Umbro settlement to repurchase the Senior Notes, the Company may have had to offer to repurchase a portion of the Senior Notes at par.

     The Company’s current debt service obligations are significant and, accordingly, the Company’s ability to meet its debt service and other obligations will depend on the Company’s future performance and is subject to financial, economic and other factors, some of which are beyond the Company’s control. Furthermore, due to the seasonality of the Company’s working capital demands described above, year-over-year growth in the Company’s business and working capital requirements could lead to higher debt levels in future periods. Management believes operating cash flow together with funds available from the Company’s credit facility will be sufficient to fund the Company’s current debt service, seasonal capital expenditures and other working capital requirements. However, many factors, including growth and expansion of the Company’s business, could necessitate the need for increased lines of credit or other changes in the Company’s credit facilities in the future.

Part II OTHER INFORMATION

Item 1.	Legal Proceedings

The Company from time to time becomes involved in various claims andlawsuitsincidental to its business. None of these matters are expected to have a materialadverse effect on the Company’s consolidated financial statements.

Item 2.	Changes in Securities

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Secur ity Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibit index:

99.1	David Groelinger Employment Agreement dated April 1, 2002
99.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

On a Form 8-K, dated May 30, 2002, under Item 5, Other Events, announcing the change in the Company’s stock symbol from “RDL” to “VBR”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARSITY BRANDS, INC.

Date:	August 14, 2002	By:	/s/ Jeffrey G. Webb
President and
Chief Executive Officer

Date:	August 14, 2002	By:	/s/ John M. Nichols
Chief Financial Officer and
Principal Accounting Officer