Form 10-Q
period 2002-09-30
VARSITY BRANDS INC
filed 2002-11-14
CIK 874786

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002


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

                 9,522,250 Common Shares as of November 12, 2002

                              VARSITY BRANDS, INC.

                                      INDEX

                                                                            PAGE
Form 10-Q Cover Page                                                           1
Form 10-Q Index                                                                2
Part I.  Financial Information:
           Item 1.  Financial Statements:
                 Condensed Consolidated Balance Sheets                         3
                 Condensed Consolidated Statements of Operations               4
                 Condensed Consolidated Statements of Stockholders' Equity     5
                 Condensed Consolidated Statements of Cash Flows               6
                 Notes to Condensed Consolidated Financial Statements          7
           Item 2.  Management's Discussion and Analysis of
                      Financial Condition and Results of Operations           14
           Item 4.  Controls and Procedures                                   20
Part II. Other Information:
           Item 1.  Legal Proceedings                                         21
           Item 2.  Changes in Securities                                     21
           Item 3.  Defaults upon Senior Securities                           21
           Item 4.  Submission of Matters to a Vote of Security Holders       21
           Item 5.  Other Information                                         21
           Item 6.  Exhibits and Reports on Form 8-K                          21
Signatures                                                                    22


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

Part I.  FINANCIAL INFORMATION; Item 1.  FINANCIAL STATEMENTS


                      VARSITY BRANDS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                        September 30, December 31, September 30,
                                             2002         2001         2001
                                           --------     --------     --------
ASSETS
Current assets:
  Cash and cash equivalents                $ 10,631     $ 14,397     $ 26,299
  Accounts receivable, trade less
    allowance for doubtful accounts
    ($578, $429 and $394, respectively)      26,941       12,161       27,710
  Inventories                                 9,543        7,863        9,148
  Prepaid expenses                            1,948        3,937        1,636
  Other receivables                              23        3,555        3,205
  Deferred taxes                              1,483        2,383        2,040
  Assets held for disposal                       --           --        5,830
                                           --------     --------     --------

Total current assets                         50,569       44,296       75,868

Property, plant and equipment, less
  accumulated depreciation ($5,290,
  $4,929 and $8,616, respectively)            3,588        4,387        4,129
Goodwill, less accumulated amortization
  ($9,595, $9,595 and $9,123, respectively)  66,596       66,596       67,067
Intangibles and deferred charges, less
  accumulated amortization ($3,371,
  $3,048 and $2,950, respectively)            2,085        2,793        3,775
Other assets                                    623          559          614
                                           --------     --------     --------

                                           $123,461     $118,631     $151,453
                                           ========     ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                         $  8,894     $  5,891     $ 11,289
  Accrued liabililties                        6,588        8,258        8,907
  Customer deposits                           3,817        5,132        3,275
  Current portion of long-term debt           1,375        1,375           --
                                           --------     --------     --------

Total current liabilities                    20,674       20,656       23,471

Long-term debt                               72,160       80,410      112,500
Deferred taxes                                  188          188           --
Contingent liabilities                           --           --           --

Stockholders' equity:
  Preferred stock                                --           --           --
  Common stock                                   95           95           95
  Additional paid-in capital                 37,499       37,306       37,306
  Accumulated deficit                        (7,155)     (20,024)     (21,919)
                                           --------     --------     --------

                                             30,439       17,377       15,482
                                           --------     --------     --------

                                           $123,461     $118,631     $151,453
                                           ========     ========     ========

            See notes to condensed consolidated financial statements.

                      VARSITY BRANDS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


                                        THREE MONTHS ENDED    NINE MONTHS ENDED
                                        ------------------   ------------------
                                            SEPTEMBER 30,       SEPTEMBER 30,
                                        ------------------   ------------------
                                           2002      2001      2002       2001
                                         -------   -------   -------   --------
Net revenues:
   Uniforms and accessories              $32,913   $32,049   $80,614   $ 76,030
   Camps and events                       28,283    28,077    56,645     54,766
                                         -------   -------   -------   --------

Net revenues                              61,196    60,126   137,259    130,796

Cost of revenues:
   Uniforms and accessories               16,422    16,390    41,888     40,383
   Camps and events                       19,509    19,248    38,241     36,698
                                         -------   -------   -------   --------

Cost of revenues                          35,931    35,638    80,129     77,081
                                         -------   -------   -------   --------

Gross profit                              25,265    24,488    57,130     53,715

Selling, general and
   administrative expenses                12,612    12,697    37,362     36,551
                                         -------   -------   -------   --------

Income from operations                    12,653    11,791    19,768     17,164

Other expense
   Interest expense, net                   1,975     2,990     6,149      7,536
                                         -------   -------   -------   --------

Total other expense                        1,975     2,990     6,149      7,536
                                         -------   -------   -------   --------

Income from continuing operations
  before income taxes, discontinued
  operations and extraordinary items      10,678     8,801    13,619      9,628

Income taxes                                 690     2,948       890      3,225
                                         -------   -------   -------   --------

Income from continuing operations          9,988     5,853    12,729      6,403

Discontinued operations:
  Income (loss) from operations of
    discontinued businesses                   --        --        --     (1,358)
  Gain (loss) on disposal of businesses       --     1,379        --    (16,921)
                                         -------   -------   -------   --------

Income (loss) from operations before
  extraordinary items                      9,988     7,232    12,729    (11,876)

Extraordinary item - gain on retirement
  of bonds, net of tax                        --     1,486       140      1,486
                                         -------   -------   -------   --------

Net income (loss)                        $ 9,988   $ 8,718   $12,869   $(10,390)
                                         =======   =======   =======   ========


Income from continuing operations
  per share
    Basic                                  $ 1.05   $ 0.62   $  1.34   $   0.68
    Diluted                                $ 0.89   $ 0.53   $  1.16   $   0.61

Income (loss) per share:
    Basic                                  $ 1.05   $ 0.92   $  1.36   $  (1.10)
    Diluted                                $ 0.89   $ 0.79   $  1.17   $  (1.10)

Weighted average number common and
  common equivalent shares outstanding:
    Basic                                   9,488    9,452     9,464      9,452
    Diluted                                11,382   11,149    11,203     11,048

           See notes to condensed consolidated financial statements.

                      VARSITY BRANDS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                           Retained      Total
                               Common Stock   Additional   Earnings     Stock-
                              ---------------   paid-in  (Accumulated  holders'
                              Shares   Amount   Capital    deficit)     Equity
                              ------   ------   --------  -----------  --------
FOR THE NINE MONTHS
  ENDED SEPTEMBER 30, 2001
Balance, January 1, 2001       9,452   $   95   $ 37,306   $(11,529)    $25,872
  Net loss for the period                  --         --    (10,390)    (10,390)
                              ------   ------   --------   --------     -------

                               9,452   $   95   $ 37,306   $(21,919)    $15,482
                              ======   ======   ========   ========     =======


FOR THE NINE MONTHS
  ENDED SEPTEMBER 30, 2002
Balance, January 1, 2002       9,452   $   95   $ 37,306   $(20,024)    $17,377
  Issuance of common stock
    for stock option exercise     60       --        193         --         193
  Net income for the period                --         --     12,869      12,869
                              ------   ------   --------   --------     -------

                               9,512   $   95   $ 37,499   $ (7,155)    $30,439
                              ======   ======   ========   ========     =======


           See notes to condensed consolidated financial statements.

                      VARSITY BRANDS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                         THREE MONTHS ENDED       NINE MONTHS ENDED
                                                            SEPTEMBER 30,           SEPTEMBER 30,
                                                          2002        2001        2002        2001
                                                         -------     -------     -------     -------
Cash flows from operating activities:
  Net income (loss)                                      $ 9,988     $ 8,718     $12,869     $(10,390)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) continuing operations:
    Loss from operations of discontinued businesses           --          --          --       1,358
    (Gain) loss on sale of businesses                         --      (1,379)         --      16,921
    Extraordinary gain                                        --      (1,486)       (140)     (1,486)
    Depreciation and amortization:
      Amortization of debt issue costs                       122         173         375         605
      Other depreciation and amortization                    467       1,041       1,456       2,946
    Provision for losses on accounts receivable              280         150         386         275
    Deferred taxes                                           690          --         900      (2,040)
    Changes in assets and liabilities, net of
      assets held for disposal:
      (Increase) decrease in:
        Accounts receivable, trade                         7,028       6,603     (15,166)    (13,512)
        Inventories                                        4,578       4,236      (1,680)     (1,946)
        Prepaid expenses                                   2,627       2,586       1,989       1,614
        Other receivables                                    103        (750)      3,532      (1,751)
        Other assets                                           9         (54)        (64)       (151)
      Increase (decrease) in:
        Accounts payable                                  (7,314)     (5,431)      3,003       7,217
        Accrued liabilities                               (2,012)        313      (1,670)      1,776
        Customer deposits                                 (9,283)    (10,751)     (1,315)     (2,215)
                                                         -------     -------     -------     -------

Net cash provided by (used in) continuing operations       7,283       3,969       4,475        (779)

Cash flows from discontinued operations
  and extraordinary item
  Net change in assets held for disposal                      --       1,159          --      (9,335)
  Costs associated with bond redemption                       --        (270)        (51)       (270)
                                                         -------     -------     -------     -------

Net cash provided by (used by) discontinued
  operations and extraordinary item                           --         889         (51)     (9,605)

Cash flows from investing activities:
  Capital expenditures                                      (204)       (344)       (522)     (1,245)
  Other assets                                                --        (360)         --        (360)
  Net proceeds received from the sale of businesses           --          --          --      61,871
                                                         -------     -------     -------     -------

Net cash provided by (used in)  investing activities        (204)       (704)       (522)     60,266

Cash flows from financing activities:
  Net repayments under line-of-credit agreement               --          --          --     (16,419)
  Redemption of senior bonds                                  --      (7,050)     (7,858)     (7,050)
  Debt issue costs                                            --        (223)         (3)       (223)
  Proceeds from issuance of common stock                     193          --         193          --
                                                         -------     -------     -------     -------

Net cash provided by (used) by financing activities          193      (7,273)     (7,668)    (23,692)
                                                         -------     -------     -------     -------

Net increase (decrease) in cash                            7,272      (3,119)     (3,766)     26,190
Cash, beginning                                            3,359      29,418      14,397         109
                                                         -------     -------     -------     -------

Cash, ending                                             $10,631     $26,299     $10,631     $26,299
                                                         =======     =======     =======     =======


                See notes to consolidated financial statements.

                      VARSITY BRANDS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The condensed consolidated financial statements represent Varsity Brands, Inc. ("Varsity" or the "Company") and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. These statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of the Company's condensed consolidated financial position and the condensed consolidated results of its operations and cash flows at September 30, 2002 and 2001 and for the periods then ended. Certain information and footnote disclosures made in the Company's last Annual Report on Form 10-K have been condensed or omitted for these interim statements. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected during the remainder of 2002.

2.   DISPOSITION OF ASSETS

     In June 2001, the Company sold its Riddell Group Division to an affiliate of Lincolnshire Management, Inc. ("Lincolnshire"), a private-equity fund. The purchase price, which was determined by an arms-length negotiation, was approximately $67.5 million.

     The sale was made pursuant to a stock purchase agreement dated April 27, 2001 between the Company and Lincolnshire. The Riddell Group Division included:
(i) all of the Company's team sports business, excluding Umbro branded team soccer products, (ii) the Company's licensing segment, which allows third-parties to market certain products using the Riddell and MacGregor trademarks, and (iii) the Company's retail segment, including the New York Executive Office, which managed the retail and licensing segments, and marketed a line of sports collectibles and athletic equipment, principally to retailers in the United States, and to a limited extent internationally. In conjunction with the sale of the Riddell Group Division, the Company recognized a decline in value in its net minority investment in a company that made game uniforms on behalf of the Riddell Group Division. The Company had previously accounted for its investment in the game uniform company using the equity method of accounting. As a result of the sale of the Riddell Group Division and the write-down in the value of its minority investment in the game uniform company, the Company recorded a loss on the sale of the Riddell Group Division of $20.5 million ($16.9 million after tax) in the second quarter of 2001.

     The net operating results of the Riddell Group Division for the periods ending September 30, 2001 are presented as income from operations of discontinued businesses in the Condensed Consolidated Statements of Operations. Revenues generated by the Riddell Group Division for the nine-month and three-month periods ended September 30, 2001 were $42.4 million and $0.0 million, respectively.

     In September 2001, the Company settled the litigation that it had brought earlier that year against Umbro Worldwide, Ltd. ("Umbro Worldwide") involving the licensing agreement between the Company and Umbro Worldwide. The license agreement allowed Varsity to sell Umbro branded soccer apparel, equipment and footwear to soccer specialty stores and others in the team channel of distribution, principally in the United States.

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

     The net operating results of the Umbro Division for the periods ended September 30, 2001 are presented in income from discontinued operations of discontinued businesses in the Condensed Consolidated Statements of Operations. Revenues generated by the Umbro division for the nine-month and three-month periods ended September 30, 2001 were $8.6 million and $3.9 million, respectively.

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

                                      Three months ended     Nine months ended
                                      ------------------    -------------------
                                         September 30,          September 30,
                                        2002       2001       2002        2001
                                      -------    -------    -------    --------
NET INCOME
EARNINGS (LOSS) - NUMERATOR
Net income (loss)                     $ 9,988    $ 8,718    $12,869    $(10,390)

Effect of assumed conversion
of convertible debt, when
dilutive - interest savings                94        105        282          --
                                      -------    -------    -------    --------
Numerator for diluted
per share computation                 $10,082    $ 8,823    $13,151    $(10,390)
                                      =======    =======    =======    ========

SHARES - DENOMINATOR
Weighted average number of
outstanding common shares               9,488      9,452      9,464       9,452

Weighted average common
equivalent shares:

Options, assumed exercise of
dilutive options, net of
treasury shares which could
have been purchased from the
proceeds of the assumed exercise
based on average market prices            197         --         42          --

Convertible debt, assumed
conversion when dilutive                1,697      1,697      1,697          --
                                      -------    -------    -------    --------
Denominator for diluted
per share computation                  11,382     11,149     11,203       9,452
                                      =======    =======    =======    ========

INCOME FROM CONTINUING OPERATIONS

INCOME FROM CONTINUING
OPERATIONS - NUMERATOR

Income from continuing operations     $ 9,988    $ 5,853    $12,729    $  6,403

Effect of assumed conversion of
convertible debt, when
dilutive - interest savings                94        105        282         315
                                      -------    -------    -------    --------
Numerator for diluted
per share computation                 $10,082    $ 5,958    $13,011    $  6,718
                                      =======    =======    =======    ========

SHARES - DENOMINATOR
Weighted average number of
outstanding common shares
                                        9,488      9,452      9,464       9,452

Weighted average common
equivalent shares:

Options, assumed exercise of
dilutive options, net of treasury
shares which could have been
purchased from the proceeds of
the assumed exercise based on
average market prices
                                          197         --         42          --
Convertible debt, assumed
conversion when dilutive                1,697      1,697      1,697       1,596
                                      -------    -------    -------    --------
Denominator for diluted
per share computation                  11,382     11,149     11,203      11,048
                                      =======    =======    =======    ========

     For the nine months ended September 30, 2001, potentially dilutive securities, which include convertible debt and common stock options, were not dilutive and were excluded from the computation of diluted earnings per share.

4.   RECEIVABLES

     Accounts receivable include unbilled shipments of approximately $1,704,000, $610,000 and $1,636,000 at September 30, 2002, December 31, 2001 and September 30, 2001, respectively. It is the Company's policy to record revenues when the related goods have been shipped. Unbilled shipments represent receivables for shipments that have not yet been invoiced. These amounts relate principally to partial shipments to customers who are not invoiced until their order is shipped in its entirety or customers with orders containing other terms that require a deferral in the issuance of the invoice. Management believes that substantially all of these unbilled receivables will be invoiced within the current sales season.

5.   INVENTORIES

     Inventories consist of the following:
     (In thousands)                  September 30,  December 31,  September 30,
                                         2002           2001           2001
                                     -----------------------------------------
     Finished goods                    $6,111         $5,904         $6,893
     Raw materials                      3,432          1,959          2,255
                                     -----------------------------------------
                                       $9,543         $7,863         $9,148
                                     =========================================

6.   SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest was $3,530,000 and $6,780,000 for the three-month periods ended September 30, 2002 and 2001, respectively, and $7,914,000 and $14,349,000 for the nine-month periods ended September 30, 2002 and 2001, respectively. During the nine months ended September 30, 2001, the Company received an income tax refund of approximately $1,500,000 related to a carry back of net operating losses of its Varsity Spirit Corporation subsidiary for periods preceding the 1997 acquisition of Varsity Spirit Corporation. This tax refund had been recorded as a receivable at the time of the acquisition. Other income tax payments, or refunds, were not significant for the three and nine month periods ended September 30, 2002.

7.   INCOME TAXES

     Operating results from continuing operations for the three-month and nine-month periods ended September 30, 2002 reflect a tax expense based on the anticipated effective annual tax rate for 2002. The anticipated effective annual tax rate is estimated based on remaining net operating loss carryforwards and anticipated income and non-deductible expenses for the year. The actual tax rate for the year could vary substantially from the anticipated rate due to the use of these estimates.

     Operating results from continuing operations for the nine month period ended September 30, 2001 reflect a tax expense based on the anticipated effective annual tax rate for 2001.

8.   SEGMENT INFORMATION

     Net revenues and income or loss from operations for the Company's two reportable segments are as follows:

                                     THREE MONTHS ENDED      NINE MONTHS ENDED
                                        SEPTEMBER 30,          SEPTEMBER 30,
                                     ------------------    --------------------
                                       2002       2001       2002        2001
                                     -------    -------    --------    --------
                                       (In thousands)         (In thousands)
Net revenues:
  Uniforms and accessories           $32,913    $32,049    $ 80,614    $ 76,030
  Camps and events                    28,283     28,077      56,645      54,766
                                     -------    -------    --------    --------
    Consolidated total               $61,196    $60,126    $137,259    $130,796
                                     =======    =======    ========    ========

Income from operations
  Uniforms and accessories           $ 8,434    $ 7,314    $ 15,325    $ 12,798
  Camps and events                     4,582      4,920       5,794       5,872
  Corporate and unallocated expenses    (363)      (443)     (1,351)     (1,506)
                                     -------    -------    --------    --------
    Consolidated total               $12,653    $11,791    $ 19,768    $ 17,164
                                     =======    =======    ========    ========

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

     The Financial Accounting Standards Board has issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 will be effective January 1, 2003. The new rules apply to all entities that have legal obligations associated with the retirement of a tangible long-lived asset. The entity should recognize a liability for an asset retirement obligation if (a) the entity has a duty or responsibility to settle an asset retirement obligation, (b) the entity has little or no discretion to avoid the future transfer or use of the assets, and (c) the transaction or other event obligating the entity has occurred. The Company does not believe this pronouncement will have a material impact on its financial statements.

     Effective January 1, 2002, the Financial Accounting Standards Board issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets." Under the provisions of SFAS No. 144, an entity should recognize an impairment loss if the carrying amount of a long-lived asset or asset group if it is not recoverable and exceeds its fair value. An entity must test an asset or asset group for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. SFAS No. 144 also includes criteria for classifying a long-lived asset or asset group as held for sale. Assets held for sale must be shown at the lower of its carrying amount or fair value less cost to sell. The Company does not believe SFAS No. 144 will have a material impact on its financial statements.

     Effective January 1, 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses the accounting and reporting for costs associated with exit or disposal activities. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred.

10.  SUBSEQUENT EVENTS

     On November 1, 2002, the Company's convertible debt holder elected to receive their scheduled $1,375,000 debt repayment. The debt holder did not elect to exercise their right to convert this repayment into equity.

11.  RECLASSIFICATION OF PRIOR PERIODS

     Certain prior period balances have been reclassified to conform to current year presentation.

     Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS

          Overview and seasonality

     In June 2001, the Company sold its Riddell Group Division ("RGD") to an affiliate of Lincolnshire Management, Inc., a private-equity fund. In conjunction with this sale, the Company wrote down its net minority investment in an entity that provided game uniforms to RGD. As a result of these two transactions, the Company recorded a loss of $20.5 million ($16.9 million after tax). In September 2001, the Company settled the litigation that had been brought earlier that year against Umbro Worldwide, Ltd. ("Umbro Worldwide") involving its licensing agreement between the Company and Umbro Worldwide. In connection with the settlement and in exchange for an upfront payment and Umbro Worldwide's agreement to make certain additional payments to the Company, the Company voluntarily agreed to terminate its license effective November 30, 2001. The Company recorded the transaction during the fourth quarter of 2001, establishing the reserves necessary to record the purchase of inventory by Umbro Worldwide. In April 2002, the Company received a Settlement Agreement from Umbro Worldwide in which the final selling price of the Umbro-related inventory was set at $2.6 million. RGD's and Umbro's operating results are shown as income from operations of discontinued businesses in the Condensed Consolidated Statements of Operations.

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

     Operations for the three-month period ended September 30, 2002 resulted in a net income of $10.0 million, or $0.89 per share on a diluted basis, as compared to a net income of $8.7 million, or $0.79 per share on a diluted basis, for the third quarter of 2001. The primary reasons for the increase in net income is increased gross margins realized on uniform and accessories sales combined with a decrease in net interest expense offset by an extraordinary gain realized on the early retirement of senior bonds in the third quarter of 2001.

     Operating income before interest, taxes, discontinued operations and extraordinary items for the third quarter of 2002 increased $0.9 million, or 7.3%, to $12.7 million from $11.8 million in the third quarter of 2001. For the nine-month period, operating income before taxes, interest, discontinued operations and extraordinary items increased $2.6 million, or 15.2%, in 2002 to $19.8 million from $17.2 million in 2001. The Company benefited from increases in revenues and gross margins and decreases in selling, general and administrative expenses as a percentage of sales, as described in more detail in the discussion which follows this overview.

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

     Revenues

     Revenues for the three-month period ended September 30, 2002 increased by $1.1 million, or 1.8%, to $61.2 million from $60.1 million in the third quarter of 2001. For the nine-month period ended September 30, 2002, revenues increased by $6.5 million, or 4.9%, to $137.3 million from $130.8 million in the first nine months of 2001.

     Revenues from the sale of uniforms and accessories increased by $0.9 million, or 2.7%, to $32.9 million in the third quarter of 2002 from $32.0 million for the third quarter of 2001. For the nine-month period, uniform and accessories revenues increased by $4.6 million, or 6.0%, to $80.6 million from $76.0 million in 2001. The revenue increase in the third quarter was attributable to overall increases in all product categories. Revenue increases for the nine-month period ended September 30, 2002 are also partially due to increases in uniform sales and product sales at the Company's national championships combined with increased sales of dance and recital wear to the studio dance market.

     Revenues from camps and events increased by $0.2 million, or 0.7%, to $28.3 million in the third quarter of 2002 from $28.1 million in the third quarter of 2001. For the nine-month period, camps and events revenues increased $1.8 million, or 3.4%, to $56.6 million in 2002 from $54.8 million in 2001. The increase in revenues for the three-month period is attributable to an 1.2% increase in summer camp revenue and a change in the timing of the Co. Dance National Finals from June 2001 to July 2002. These increases are offset by significant decreases in the Company's group tour business, caused by groups either delaying or cancelling their 2002 tours as a result of the events of September 11. The increase in revenues for the nine-month period is also attributable to an increase in the number of participants at the Company's regional and national cheerleading and dance team championships and at the Company's studio dance competitions and conventions, as compared to the prior year. Exclusive of the effects of September 11 on the group tour business, the Company's camps and events segment experienced revenue increases of 2.8% and 6.9%, respectively, for the three and nine month periods ended September 30, 2002.


Gross Profit

     Gross profit for the third quarter of 2002 increased by 3.2% to $25.3 million from $24.5 million in the third quarter of 2001 and for the nine-month period increased by 6.4% to $57.1 million in 2002 from $53.7 million in 2001. Gross margin rates increased by 0.6 percentage points to 41.3% in the third quarter of 2002 from 40.7% in the third quarter of 2001. For the nine-month period, gross margin rates increased to 41.6% in 2002 from 41.1% in 2001.

     Gross margin rates for the uniforms and accessories segment increased to 50.1% in the third quarter of 2002 from 48.9% in the third quarter of 2001. For the nine-month period the segment's margin rates increased to 48.0% in 2002 from 46.9% in 2001. These increases are a result of the shift in product mix from lower margin campwear and accessories to higher margin manufactured uniforms and special event merchandise combined with manufacturing efficiencies realized through improvements made in the Company's uniform manufacturing process.

     Gross margin rates for the camps and events segment decreased slightly to 31.0% in the third quarter of 2002 from 31.4% in the third quarter of 2001. For the nine-month period the segment's margin rates decreased to 32.5% in 2002 from 33.0% in 2001. The decrease in the gross margin rate for the third quarter is primarily attributable to higher housing, personnel and program support expenses associated with higher anticipated revenue growth for the Company's summer camp operations. The overall decrease for the nine-month period is primarily due to increased venue and production costs at the Company's special events held during the first quarter of 2002, combined with higher personnel and program support expenses associated with higher anticipated revenue growth for the Company's summer camp operations.

Selling, General and Administrative

     Selling, general and administrative expenses decreased as a percentage of revenues to 20.6% in the third quarter of 2002 from 21.1% in the third quarter of 2001. For the nine-month period, selling, general and administrative expense rates decreased to 27.2% in 2002 from 27.9% in 2001. The improvement is principally due to economies of scale realized by spreading fixed and certain variable administrative expenses over a greater revenue base combined with a reduction in amortization expense as a result of adopting the standards of Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets."

     Selling, general and administrative expenses as a percentage of revenues with respect to the uniforms and accessories segment decreased to 24.1% in the third quarter of 2002 from 26.4% in the third quarter of 2001. For the nine-month period the segment's selling, general and administrative expense rate decreased to 28.4% in 2002 from 30.3% in 2001. These gains were due to improved economies of scale and reductions in amortization expense as discussed in the preceding paragraph.

     Selling, general and administrative expense ratios for the camps and events segment increased to 16.6% in the third quarter of 2002 from 14.6% in the third quarter of 2001. For the nine-month period the segment's selling, general and administrative expense rate increased to 23.2% in 2002 from 22.4% in 2001. The increases in the three-month and nine-month expense ratios are attributable to the segment's slight revenue gains during these periods as compared to changes in the Company's adminstrative expenditures. Specifically, the Company has realized a significant decrease in group tour revenues as a result of the September 11 tragedy, while group tour administrative expenditures have remained relatively flat on a comparative basis. These increases are partially offset by reductions in amortization expense as discussed in the above paragraph.

Interest Expense

     Interest expense for the nine-month period ended September 30, 2001 has been reduced by $3.1 million, as a result of an allocation of interest expense to the discontinued operations of RGD.

     Interest expense, decreased to $2.0 million in the third quarter of 2002 from $3.0 million in the third quarter of 2001. For the nine-month period ended September 30, 2002, interest expense decreased by $1.4 million to $6.1 million from $7.5 million in the first nine-months of 2001. Total interest expense for the nine-month period decreased by $4.5 million due to lower interest on the senior notes and the revolving line of credit resulting from lower outstanding indebtedness in 2002 as compared to 2001. The net interest expense for the nine-month period ended September 30, 2001 included approximately $250,000 of interest received as part of a federal income tax refund. The refund, which included approximately $1.5 million in taxes, related to a carryback of net operating losses of the Company's Varsity Spirit Corporation subsidiary for periods preceding the 1997 acquisition of Varsity Spirit Corporation and had been recorded as a receivable at the time of acquisition.

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

     In April 2002, the Company repurchased $8.25 million of its 10.5% Senior Notes for a total cost, including commissions, of $7.9 million resulting in an extraordinary gain of $0.1 million, net of taxes.

Income Taxes

     Operating results from continuing operations for the three-month and nine-month periods ended September 30, 2002 include an income tax expense based on the anticipated effective annual tax rate for 2002. The anticipated effective annual tax rate is estimated based on the expected utilization of remaining net operating loss carryforwards and anticipated income and non-deductible expenses for the year. The actual tax rate for the year could vary substantially from the anticipated rate due to the use of these estimates.

     Operating results from continuing operations for the nine-month period ended September 30, 2001 reflected a tax expense based on the anticipated effective annual tax rate for 2001.

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

     There were no outstanding balances due under the credit facility as of September 30, 2002 and 2001.

     In April 2002, in accordance with the terms of the Company's debt instruments, including the Indenture in respect of its 10.5% Senior Notes, the Company used $7.9 million aggregate net proceeds received in the Umbro settlement to repurchase $8.25 million aggregate principal amount of its Senior Notes. As a result of this transaction, the Company recognized an extraordinary gain, before related income taxes, of $0.2 million. Had the Company not used the proceeds from the Umbro settlement to repurchase the Senior Notes, the Company may have had to offer to repurchase a portion of the Senior Notes at par.

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

Item 4.   CONTROLS AND PROCEDURES

     Within the 90-day period prior to the filing of this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to timely alert them to material information required to be included in the Company's Exchange Act filings. In addition, there have been no changes in internal controls, or in other factors that could significantly affect internal controls subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibit index:

               99.3 Second Amendment to Second Amended and Restated Loan Guaranty and Security Agreement between Bank America N.A. and Varsity Brands, Inc.

               99.4 John M. Nichols Employment Agreement dated as of November 1, 2002

               99.5 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               99.6 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (b)  Reports on Form 8-K:

               None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     VARSITY BRANDS, INC.


Date:    November 14, 2002                      By: /s/ Jeffrey G. Webb
                                                    ----------------------------
                                                    President and
                                                    Chief Executive Officer


Date:    November 14, 2002                      By: /s/ John M. Nichols
                                                    ----------------------------
                                                    Chief Financial Officer and
                                                    Principal Accounting Officer

                           CERTIFICATIONS PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002


CERTIFICATION

I, Jeffrey G. Webb, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Varsity Brands, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the quarterly report;

     4. The registrants's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated: November 14, 2002                                 /s/ Jeffrey G. Webb
                                                         President
                                                         Chief Executive Officer

CERTIFICATION

I, John M. Nichols, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Varsity Brands, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the quarterly report;

     4. The registrants's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:   November 14, 2002                               /s/ John M. Nichols
                                                         Senior Vice President
                                                         Chief Financial Officer