Form 10-K
period 2002-12-31
VARSITY BRANDS INC
filed 2003-03-31
CIK 874786

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

      [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM __________ TO__________

                         COMMISSION FILE NUMBER 0-19298


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


      Title of each class            Name of each exchange on which registered
 COMMON STOCK, $.01 PAR VALUE                 AMERICAN STOCK EXCHANGE
       (Title of Class)


           Securities registered pursuant to Section 12(g) of the Act:
                                     [NONE]


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the 5,004,893 shares of outstanding voting stock held by non-affiliates of the Registrant, computed by reference to the last sale price of the Registrant's Common Stock on March 21, 2003, is $23,472,948.

As of March 21, 2003, the Registrant had 9,592,250 shares of Common Stock, $.01 par value per share, outstanding.

         SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

           Certain information contained or incorporated by reference in this Annual Report on Form 10-K is forward-looking in nature. All statements included or incorporated by reference in this Annual Report or made by management of Varsity Brands, Inc. and its subsidiaries, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding Varsity's future financial results, operating results, business strategies, projected costs, products, competitive positions and plans and objectives of management for future operations. In some cases, forward-looking  statements  can be  identified  by  terminology  such as "may,"
"will," "should," "would," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Forward-looking statements also include the assumptions that underlie such statements. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the sections entitled "Part I - Item 1 - Business and "Part I - " "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations." These and many other factors could affect Varsity's future financial and operating results, and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Varsity or on its behalf. As used herein, except as the context otherwise requires, "Varsity" or the "Company" shall mean Varsity Brands, Inc. and its subsidiaries.


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

           We have built our various brands and lines of business, in large part, based upon our year-round relationship marketing strategy, which we have established and refined during the course of our twenty-eight (28) years in the school spirit industry. This strategy involves integrating our core cheerleading business with our other activities, including conducting training camps, clinics and conventions, and producing various nationally-televised and regional championships in the U.S. and performance events in the U.S. and Europe. Each of these activities, which are in themselves profitable, reinforce each other and the sale of our products, while they enhance participation in the extracurricular market and build loyalty to our brands.

           We believe that our Varsity Spirit Fashions brand cheerleading uniforms are worn by more high school and college cheerleaders than any other brand. Approximately 250,000 participants attended the Company's cheerleading and dance team camps during 2002. Approximately 42,000 people traveled to the Walt Disney Resorts in Orlando, Florida and Anaheim, California to participate in and view our various 2002 cheerleading and dance competitions.

SIGNIFICANT DEVELOPMENTS

           In December 2002, the Company entered into a license agreement with Select Sport A/S. Under the terms of the license agreement, the Company has the right to manufacture and distribute Select Sport soccer team uniforms, apparel and equipment within the United States.

BUSINESS SEGMENTS

           We presently employ our integrated sales and marketing strategy and operate our business through various wholly-owned subsidiaries in principally two business segments; (i) uniforms and accessories, and (ii) camps and events. For the past three years, our uniforms and accessories segment has been responsible for approximately sixty percent (60%) of total revenues, with our camps and events segment contributing the balance of total revenues. For additional information regarding revenues, profit and loss, and total assets for the past three years, please refer to pages F-3 to F-6 of the Company's attached financial statements, which information is incorporated herein by reference.

           UNIFORMS AND ACCESSORIES

           We design, market and manufacture cheerleader and dance team uniforms and accessories, including skirts, shell-tops, sweaters, sweatshirts, jumpers, warm-up suits, t-shirts, shorts, pompons, socks, jackets, pins and gloves. We market our cheerleading uniforms and accessories under the Varsity Spirit trademark. Approximately 110,000 catalogs are mailed annually to schools and school spirit advisors and coaches containing color photographs and descriptions of our Varsity Spirit line of uniforms and accessories. We supplement our direct sales force and catalog sales efforts with a telemarketing sales force of eleven
(11) full and part-time employees.

           The Company also markets and manufactures a line of recital wear for the studio dance market under the Co. Dance trademark. The Company has printed and distributed approximately 25,000 catalogs to dance studios and studio owners during the past year. Orders are placed and processed through the Company's customer service department in Edmond, Oklahoma.

           In conjunction with the acquisition of the Select Sport license, we will also begin to design, market and manufacture soccer uniforms and accessories, including jerseys, shorts, warm-up suits, outerwear, t-shirts and sports bags.

           CAMPS AND EVENTS

           We operate cheerleader and dance team camps in the United States. Camp enrollment has increased every year since the camp division commenced operation in 1975 with 20 cheerleading camps and 4,000 participants. During the 2002 camp season, approximately 250,000 participants, consisting of students and their coaches, attended Varsity's Universal Cheerleader Association and United Spirit Association camps, including over 9,000 participants representing colleges and junior colleges. During 2002, cheerleading and/or dance team squads from approximately 75% of the universities comprising the ATLANTIC COAST, BIG EAST, BIG TEN, BIG TWELVE, PACIFIC 10 and SOUTHEASTERN collegiate athletic conferences attended our camps.

           Most of our cheerleader and dance team camps are conducted on college or junior college campuses. We contract with the colleges and universities for the provision of housing, food and athletic facilities. Our camps generally are conducted over a four-day period and are attended by resident and commuting students.

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

           We were a founding member of and remain an active participant in the American Association of Cheerleading Coaches and Advisors, an industry trade group whose mission is to improve the quality of cheerleading and to maintain established safety standards. In 1990, this industry trade group published comprehensive certification and safety guidelines for cheerleading coaches. We follow the safety guidelines established by the American Association of Cheerleading Coaches and Advisors in the training of our instructional staff and in the conduct of our cheerleader and dance team camps and competitions.

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

          o    National High School Cheerleading Championship(R)

          o    National Dance Team Championship(R)

          o    College Cheerleading and Dance Team National Championship(R)

          o    National All Star Cheerleading Championship(R)

          o    Company Dance Championship(R)

           These championships and special events have been regularly televised on the ESPN television network and have been sponsored by various companies and products, including Nike, Degree, AT&T, Got Milk?, the Walt Disney World Resort, and Gillette.

           In addition to promoting cheerleading and dance team activities, these championships, television specials and events are a source of revenues for us. In 2002, over 46,000 persons, including cheerleaders and their families, attended the Company's special events.

           OTHER

           We are continuing to expand our uniform design, manufacturing and special event expertise from cheerleading into the private dance studio market through our venture called Company Dance. Company Dance operates weekend dance conventions and competitions, under the Co. Dance and Starlight names, in approximately thirty U.S. cities, an annual convention championship from the Walt Disney World Resort in Orlando that is televised on ESPN and one annual competition championship.

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

               o    Key marketing alliances

               o    Internet operations

          o    Direct Sales Force

           CROSS MARKETING AND PROMOTIONAL ACTIVITIES

           Since 1974, we have conducted, and we continue to refine, profit-generating activities, which are an integral part of our promotional efforts. We create relationships through our camps and events and believe that these relationships naturally translate to a sales opportunity for our cheerleading uniforms or dance costumes when the campers return to school. When the sales force interacts with cheerleaders or dance team participants and their coaches during the design and fitting of custom uniforms, they also have the opportunity to reinforce participation in our camps and special events. We intend to extend this strategy to other extracurricular activities. The marketing of our various activities is designed to provide logical extensions to basic participation and to encourage participants, as they improve, to increasingly utilize more of our products and services. All of our marketing activities are designed so that each of our various products and services reinforce one another, as well as strengthen overall brand awareness and loyalty.

           How we cross-market is evident from our marketing of special events and competitions for cheerleaders. For example, in order to participate in the various special events that we offer, such as the nationally-televised Macy's Thanksgiving Day parade in New York City, a cheerleader must attend and excel at one of our camps. Our camps are the only place that a cheerleader can get an invitation to appear in one of our special events. Similarly, we hold local cheerleading competitions that progress to various regional levels during the course of the fall, which are the only way for a team to qualify for our championships, which are held at the Walt Disney World Resort in Orlando, Florida and nationally-televised on ESPN.

           CAMPS & EVENTS

           Our approach to relationship building has inter-related parts. In the case of cheerleading it is our camps which, more than anything else, build brand loyalty. Special events, conventions and competitions enhance our relationship marketing.

           Just as our camps build loyalty with respect to cheerleading, special events, conventions and competitions for other extracurricular activities can build new allegiances from participants in a wide variety of other extracurricular activities. We produce regional and national cheerleading and dance team competitions and organize national dance competitions for young individuals through our studio dance division. The national competitions and finals for these activities are typically held at the Walt Disney World Resort in Orlando, Florida and are televised on ESPN and/or ESPN2. Participants in the school spirit activities that we target are also given the opportunity to take part in various performance events in the United States and Europe. These events include parades, such as the annual Macy's Thanksgiving Day parade in New York City and year-end parades in London and Paris. We also arrange pre-game and half-time shows for college football bowl games. We intend to extend our promotional activities to a greater number of extracurricular activities with soccer and dance the most likely next additions.

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

           KEY MARKETING ALLIANCES

           We also have longstanding marketing alliances with other strategic partners such as the Walt Disney Company, ESPN and other media and marketing entities. We are currently in our 21st year of broadcasting championship events on ESPN and ESPN2, and our current agreement with ESPN extends through the year 2003. We have been holding championship events at the Walt Disney World Resort in Orlando, Florida since 1995, and our current agreement with the Walt Disney Company extends through the year 2004. All of these alliances serve to further emphasize the prominence and importance of the activity and the participant. All of these marketing relationships also enhance one another and serve to reinforce and cross-market our products and services.

           INTERNET OPERATIONS

           We believe that our Internet operations, which are described further below, are a logical extension and application of this approach and are designed to enhance our contact with customers and build brand loyalty.

           DIRECT SALES FORCE

           Our comprehensive relationship marketing and sales strategy is made possible by our comprehensive sales efforts which are responsible for developing and maintaining relationships among the approximately 40,000 junior and senior high schools, and colleges in the United States. Our sales force develops relationships with participants, coaches and instructors of school spirit activities throughout the U.S. by providing value-added services that enhance participation in the activities. Examples of this include: providing clinics, and quickly servicing, designing and fitting custom-uniforms for participants in cheerleading.

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

           We launched our Internet business in the fourth quarter of 1999 with a community web site with e-commerce elements for cheerleaders, www.varsity.com. In the third quarter of 2000 we launched www.codance.com, our website for Company Dance. In the first quarter of 2003, we launched www.selectgear.com, our website for our new line of Select branded soccer uniforms and accessories.

SEASONALITY

           Our operations are highly seasonal. In recent years, our operations have been most profitable in the second and third quarters, with the third quarter typically the strongest, while losses have typically been incurred in the first and fourth quarters.

           The following table sets forth selected unaudited operating results of continuing Varsity operations for each of the four quarters in 2002 and 2001, excluding the operating results of the two business units discontinued in 2001, the Riddell Group and Umbro divisions, and the extraordinary gain on bond redemption. You should read this information together with the consolidated financial statements, the notes related to those financial statements and the other financial data included elsewhere in this report.

                                                    First          Second         Third       Fourth
                                                   Quarter        Quarter        Quarter      Quarter
                                                   -------        -------        -------      -------
                                                                      (In thousands)
Year ended December 31, 2002:
Revenues                                            $18,693       $57,370        $61,196       $19,145
      Percent of total annual revenues                11.9%         36.7%          39.1%         12.3%
Income (loss) from continuing operations           $(5,867)        $8,608         $9,988      $(2,942)

Year ended December 31, 2001:
Revenues                                            $16,659       $54,011        $60,126       $16,753
      Percent of total annual revenues                11.3%         36.6%          40.7%         11.4%
Income (loss) from continuing operations           $(4,312)        $4,862         $5,853      $(5,772)

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

           We compete with Showbiz, Star Power, Showstoppers, Tremaine, West Coast Dance Explosion, New York City Dance Alliance, and other smaller national and regional companies in operating studio dance conventions and competitions. We believe the principal factors governing the selection of a studio dance convention or competition are the reputation of the dance operator for providing quality instruction and supervision, location, schedule and tuition charged for convention/competition.

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

REGULATION

           There is no national governing body regulating cheerleading and dance team activities at the collegiate level. Although voluntary guidelines relating to safety and sportsmanship have been issued by the NCAA and some of the athletic conferences, to date cheerleading and dance teams are generally free from rules and restrictions similar to those imposed on other competitive athletics at the college level. However, if rules limiting off-season training are applied to cheerleading and/or dance teams similar to rules imposed by the NCAA on some inter-collegiate sports, it could, under certain circumstances, have a material adverse affect on Varsity's business, financial condition and results of operations. Although we are not aware of any school officially adopting these activities as a competitive sport, recognition of cheerleading and/or dance teams as a sport would increase the possibility that cheerleader or dance activities may become regulated. We currently do not believe that any regulation of collegiate cheerleading or dance teams as a sport is forthcoming in the foreseeable future, and in the event any rules are proposed to be adopted by athletic associations, we expect to participate in the formulation of such rules to the extent permissible.

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

           See Part II -- Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- "Risk Factors -- Regulation" below.

EMPLOYEES

           At March 21, 2003, we had approximately 540 employees. Approximately 475 of these employees were employed on a full time basis and approximately 65 were part time or temporary employees.

           During the summer of 2002, we employed approximately 2,600 summer camp instructors, trainers and administrators on a seasonal basis.

           We believe that our relations with our employees are satisfactory.

INSURANCE

           We carry general liability insurance with coverage limits which we believe is adequate for our business.

ITEM 2:    PROPERTIES

           We lease various facilities throughout the U.S.

           We believe our properties, machinery and equipment are adequate for our current requirements.

           Set forth below is information regarding our principal properties:

                                                                    Square
Location                 Principal Use                              Footage      Lease Expiration Date
---------------------    ----------------------------------------   -------      ---------------------
Memphis, Tennessee       Headquarters for Varsity Operations -       51,045      November 2011
                         all segments
Bartlett, Tennessee      Warehouse and Manufacturing - both         205,000      October 2010
                         segments
Sunnyvale, California    Offices - Camps and events                   5,200      May 2003
Cypress, California      Offices - Camps and events                   8,500      February 2008
Houston, Texas           Offices - Camps and events                   2,500      November 2003
Edmund, Oklahoma         Offices and Warehouse - Camps and events     7,000      Month to month


ITEM 3.    LEGAL PROCEEDINGS

           From time to time, the Company becomes involved in various claims and lawsuits incidental to its businesses. The Company does not believe that it is currently involved in any legal proceedings, either individually or in the aggregate, that could have a material adverse effect on its business.

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

           At the Annual Meeting of Stockholders, held on August 29, 2002, 8,103,740 shares were present in person or by proxy, constituting 85.6% of the outstanding common stock entitled to vote. Two matters were submitted for stockholder vote at the annual meeting: 1. The re-election of Varsity's Directors; and 2. The reappointment of Varsity's Auditors. Each of the seven directors was re-elected. The Company's Auditors were reappointed.

           1. The following votes were cast in connection with the re-election of the Company's Directors:

                               Total Votes      Votes       Percent       Votes     Percent     Votes     Percent
Name                              Cast           For        of Total     Against    of Total   Withheld   of Total
-------------------------      -----------    ---------     --------     -------    --------   --------   --------
Robert E. Nederlander           8,103,740     7,920,743      97.74%      182,997      2.26%        0        0.00%

Jeffrey G. Webb                 8,103,740     7,638,843      94.26%      464,897      5.74%        0        0.00%

Leonard Toboroff                8,103,740     7,674,853      94.71%      428,887      5.29%        0        0.00%

Don R. Kornstein                8,103,740     7,674,853      94.71%      428,887      5.29%        0        0.00%

John McConnaughy, Jr.           8,103,740     7,638,843      94.26%      464,897      5.74%        0        0.00%

Glenn E. "Bo" Schembechler      8,103,740     7,674,841      94.71%      428,899      5.29%        0        0.00%

Arthur N. Seessel, III          8,103,740     7,956,753      98.19%      146,987      1.81%        0        0.00%

           2. The following votes were cast in connection with the reappointment of Varsity's Auditors:

                            Total Votes     Votes      Percent      Votes     Percent      Votes     Percent
                               Cast          For       of Total    Against   of Total    Withheld   of Total
                            -----------   ---------    --------    -------   --------    --------   --------
For the Reappointment of     8,103,740    8,100,423     99.96%      3,026      0.04%        291        0.00%
Auditors

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

           Our common stock is listed on the American Stock Exchange under the symbol "VBR". As of March 21, 2003, there were approximately 690 holders of record of our common stock. The following table sets forth the high and low sales prices for our common stock as reported by the American Stock Exchange for 2001 and for 2002:

                                          2002 Quarters
                                          -------------
                         1               2              3               4
                       -----           ----            ----           ----
High:                  $2.45           4.49            4.75           4.75
Low:                    1.85           2.00            3.85           3.70


                                          2001 Quarters
                                          -------------
                         1               2              3               4
                        ----           ----            ----           ----
High:                   3.25           2.69            2.24           2.20
Low:                    2.25           1.25            1.56           1.40

           The closing sale price of the Common Stock on December 31, 2002 was $4.75.

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

                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

STATEMENT OF OPERATIONS DATA                                    YEAR ENDED DECEMBER 31,
                                            -------------------------------------------------------------
                                               2002        2001          2000        1999         1998
                                            ---------    ---------    ---------    ---------    ---------
Net revenues                                $ 156,404    $ 147,549    $ 136,035    $ 120,285    $ 112,195
Cost of revenues                               91,916       86,968       81,347       71,657       67,924
                                            ---------    ---------    ---------    ---------    ---------
Gross profit                                   64,488       60,581       54,688       48,628       44,271
Selling, general and
   administrative expenses                     47,396       46,594       42,146       39,831       38,552
                                            ---------    ---------    ---------    ---------    ---------
Income from operations                         17,092       13,987       12,542        8,797        5,719
Interest expense, net                           8,040       10,346       13,139       12,347       11,786
                                            ---------    ---------    ---------    ---------    ---------
Income (loss) from continuing operations
   before income taxes, discontinued
   operations and extraordinary item            9,052        3,641         (597)      (3,550)      (6,067)
Income taxes (benefit)                           (735)       3,010           --          905           --
                                            ---------    ---------    ---------    ---------    ---------
Income (loss) from continuing operations
   before discontinued operations and
   extraordinary item                       $   9,787    $     631    $    (597)   $  (4,455)   $  (6,067)
                                            =========    =========    =========    =========    =========
Earnings (loss) from continuing
   operations per share before
   discontinued operations and
   extraordinary item:
   Basic                                    $    1.03    $     .07    $    (.06)   $    (.48)   $    (.66)
   Diluted                                  $     .91    $     .07    $    (.06)   $    (.48)   $    (.66)
Cash dividends per share (1)                       --           --           --           --           --

BALANCE SHEET DATE (EXCLUSIVE OF ASSETS
HELD FOR DISPOSAL)(2)                                                 DECEMBER 31,
                                            -------------------------------------------------------------
                                               2002        2001          2000        1999         1998
                                            ---------    ---------    ---------    ---------    ---------
Working capital                             $  24,074    $  23,640    $  12,065    $  10,084    $   6,238
Total assets                                  119,558      118,631      106,185      109,433      108,586
Long-term debt, less
   current portion                             69,785       80,410      138,919      136,097      126,900
Stockholders' equity                           27,787       17,377       25,872       24,865       25,451

                                                                YEAR ENDED DECEMBER 31,
                                            -------------------------------------------------------------
                                               2002        2001          2000        1999         1998
                                            ---------    ---------    ---------    ---------    ---------
STATEMENTS OF CASH FLOWS DATA:
Cash flows from continuing operations (3)   $  14,315    $   4,239    $   4,221    $  (5,690)   $  (2,847)
Cash flows from investing
   activities (3)                           $    (812)   $  65,219    $  (2,638)   $  (1,384)   $    (647)
Cash flows from financing
   activities (3)                           $  (9,028)   $ (48,082)   $   3,099    $   8,644    $   4,538
OTHER DATA (UNAUDITED):
EBITDA from continuing operations (4)       $  19,012    $  18,034    $  16,248    $  12,378    $   9,271

----------

(1) The Company's line of credit facility and Senior Note Agreement restrict the Company's ability to pay dividends.

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


The following is a reconciliation of net income (loss) to EBITDA.

                                                                            (IN THOUSANDS)

RECONCILIATION OF NET INCOME (LOSS) TO
EBITDA                                                                   YEAR ENDED DECEMBER 31,
                                                ------------------------------------------------------------------------
                                                  2002            2001            2000            1999            1998
                                                --------        --------        --------        --------        --------
Net income (loss)                               $  9,927        $ (8,495)       $    561        $   (599)       $ (7,139)
Adjustments:
Extraordinary item                                  (140)         (4,047)             --              --              --
Loss on disposal of businesses                        --           9,326              --              --              --
(Income) loss from operations of
discontinued businesses                               --           3,847          (1,158)         (3,856)          1,072
Income taxes (benefit)                              (735)          3,010              --             905              --
Net interest expense                               8,040          10,346          13,139          12,347          11,786
Depreciation and amortization, other than
debt issue costs                                   1,920           4,047           3,706           3,581           3,552
                                                --------        --------        --------        --------        --------
EBITDA                                          $ 19,012        $ 18,034        $ 16,248        $ 12,378        $  9,271
                                                ========        ========        ========        ========        ========


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of operations

           Set forth below is the percentage of our revenues generated by each of our two business segments in the years ended December 31, 2002, 2001 and 2000.

                                                           (IN THOUSANDS)

                                           2002       %        2001      %        2000        %
                                         -------     ----    -------    ----     -------     ----
           Uniforms and Accessories      $93,848     60.0%   $88,131    59.7%    $79,179     58.2%

           Camps and Events              $62,556     40.0%   $59,418    40.3%    $56,856     41.8%


           YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE YEAR ENDED DECEMBER 31, 2001

           Overview

           2002 represented the first full year of operations since the sale of the Riddell Group Division and the termination of the Umbro soccer license during 2001. As a result of these transactions, the Company was able to significantly reduce its overall debt load and allow management to concentrate on the remaining facets of the Company's business. These factors, combined with continued growth, resulted in significant changes in the Company's profitability as compared to 2001.

           The Company posted net income of $9.9 million, or $0.92 per share on a fully diluted basis, for 2002 as compared to a net loss of $8.5 million, or $(0.90) per share, for 2001.

           Income from continuing operations before interest expense, income taxes, discontinued operations and extraordinary items increased $3.1 million, or 22%, to $17.1 million from $14.0 million in the year ending December 31, 2001. The Company benefited from revenue increases combined with decreases in selling, general and administrative expenses as a percentage of sales. Such changes will be discussed in greater detail in the following paragraphs in this Section.

           In April 2002, the Company used the net proceeds it received from the Umbro settlement to repurchase $8.25 million of its 10.5% Senior Notes for a total cost, including commissions, of $7.9 million. This transaction resulted in an extraordinary gain of $0.1 million, net of applicable taxes.

           In December 2002, the Company entered into a license agreement with Select Sport A/S. Under the terms of the license agreement, the Company has the right to manufacture and distribute Select Sport soccer team uniforms, apparel and equipment within the United States.

           The Company's operations are highly seasonal. In recent years, the Company's operations have been profitable in the second and third quarters, with the third quarter typically the strongest, while losses have typically been incurred in the first and fourth quarters.

           During 2001, the Company sold its Riddell Group Division and terminated its Umbro soccer license. The results of these business segments are reported as income from operations of discontinued businesses in the Consolidated Statements of Operations. The following management's discussion and analysis of financial condition and results of operations reflects changes that occurred with respect to the Company's income from continuing operations, exclusive of the discontinued operations of the Riddell Group Division and with respect to the Umbro soccer license.

           Revenues

           Revenues for the year ended December 31, 2002 increased by $8.9 million, or 6.0%, to $156.4 million from $147.5 million for the year ended December 31, 2001.

           Revenues from the sale of the uniforms and accessories increased by $5.7 million, or 6.5%, to $93.8 million for the year ended December 31, 2002 from $88.1 million for the year ended December 31, 2001. The 2002 revenue increase was attributable to overall increases in all product categories, except campwear. The Company also experienced growth in sales of dance and recital wear to the studio dance market. The Company's uniform and accessories revenue growth, as compared to revenue growth for 2001, was tempered by the country's overall economic condition which resulted in smaller squad sizes and deferment of certain uniform purchases.

           Revenues from camps and events increased by $3.1 million, or 5.2%, to $62.5 million for the year ended December 31, 2002 from $59.4 million for the year ended December 31, 2001. The increase in revenues for the year is directly attributable to the following: (i) a 2% increase in the number of participants attending our summer camps; (ii) a 15% increase in revenues generated at the Company's regional and national cheerleading and dance team championships, primarily due to an increase in the number of participants attending these events; and (iii) a 32% revenue growth, or $0.7 million, in our studio dance competitions and conventions. These increases were offset by significant decreases in the Company's group tour business, caused by groups either delaying or canceling their 2002 tours as a result of the events of September 11, 2001. Exclusive of the effects of September 11th on the group tour business, the Company's camps and events segment experienced a 8.0% revenue increase for the year ended December 31, 2002.

           Gross profit

           Gross profit for the year ended December 31, 2002 increased by 6.4%, to $64.5 million from $60.6 million for the year ended December 31, 2001. Gross margin rates stayed relatively flat as compared to the prior year with a 0.1 percentage point increase to 41.2% for the year ended December 31, 2002 from 41.1% in the year ended December 31, 2001.

           Gross margins rates for the uniforms and accessories segment increased to 47.0% for the year ended December 31, 2002 from 46.4% for the year ended December 31, 2001. The percentage increase was primarily due to a continuance in the shift of the segment's product mix away from lower margin campwear and accessories to higher margin manufactured uniforms and special event merchandise, combined with manufacturing efficiencies realized through improvements made in the Company's uniform manufacturing processes.

           Gross margin rates for the camps and events segment decreased to 32.6% in the year ended December 31, 2002 from 33.2% for the year ended December 31, 2001. The overall decrease in the gross margin rate is due to higher housing, personnel and program support expenses associated with higher anticipated revenue growth for the Company's summer camp operations combined with higher venue and production costs at the Company's special events held during the first quarter of 2002.

           Selling, general and administrative expenses

           Selling, general and administrative expenses decreased as a percentage of revenues to 30.3% for the year ended December 31, 2002 from 31.6% for the year ended December 31, 2001. The improvement is principally due to economies of scale realized by spreading certain fixed and variable administrative expenses over a greater revenue base combined with a reduction in amortization expense of approximately $1.9 million as a result of adopting the standards of Statement of Financial Accounting Standards No. 142 ("SFAS 142"). "Goodwill and Other Intangible Assets."

           Selling, general and administrative expenses as a percentage of revenues with respect to the uniforms and accessories segment decreased to 30.2% for the year ended December 31, 2002 from 32.8% in the year ended December 31, 2001. These gains were due to improved economies of scale and reductions in amortization expense as discussed in the preceding paragraph.

           Selling, general and administrative expense ratios for the camps and events segment remained consistent with the previous year with a slight increase of 0.1% to 27.0% for the year ended December 31, 2002 from 26.9% for the year ended December 31, 2001. The change in the selling, general and administrative expense ratio is due to overhead costs incurred related to the Company's new soccer business and the increase in the ratio of administrative expenses at the Company's group tour business. Group tour revenues decreased as a result of September 11th, while administrative expenses remained flat on a comparative basis. These increases were partially offset by reductions in amortization expense as discussed in the above paragraph.

           Interest expense

           Interest expenses for the year ended December 31, 2001 was reduced by $3.1 million, as a result of an allocation of interest expense to the discontinued operations of the Riddell Group Division.

           Net interest expense decreased $2.3 million to $8.0 million in the year ended December 31, 2002 from $10.3 million in the year ended December 31, 2001. Total interest expense, before the allocation to discontinued operations, decreased by $5.4 million due to reduced interest on the senior notes and with respect to the Company's revolving line of credit as a result of lower outstanding indebtedness in 2002 as compared to 2001. The net interest expense for the year ended December 31, 2001 included approximately $0.3 million received as part of a federal tax refund. The refund, which included approximately $1.5 million in taxes, related to a carryback of net operating losses of the Company's Varsity Spirit Corporation subsidiary for periods preceding the 1997 acquisition of Varsity Spirit Corporation and had been recorded as a receivable at the time of the acquisition.

           Income taxes

           The income tax benefit for 2002 consists of a current state income tax provision of $520,000 offset by a deferred tax benefit of $1.2 million resulting from the utilization of net operating loss carryforwards and the reversal of the Company's remaining deferred tax asset valuation allowance. The 2002 benefit has been allocated to the income statement as follows: 1) $735,000 benefit to continuing operations; and 2) $10,000 expense to extraordinary gain. The deferred tax benefit was a result of the reversal of the Company's valuation allowance on its available federal net operating loss carryforward. Based upon normal operating conditions, the Company expects to fully utilize its remaining available federal net operating loss carryforwards during 2003.

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

           YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

           Overview

           On June 22, 2001, the Company completed the sale of its Riddell Group Division to an acquisition affiliate of Lincolnshire Management, Inc., a New York based private equity fund. In conjunction with this sale, the Company wrote down its net minority investment in an entity that provided game uniforms to the Riddell Group Division. As a result of the two transactions, the Company recorded a loss of $20.5 million ($12.2 million after tax). In September 2001, the Company settled the litigation that had been brought earlier that year against Umbro Worldwide, Ltd. ("Umbro Worldwide") involving its licensing agreement between the Company and Umbro Worldwide. In connection with the settlement and in exchange for an upfront payment and Umbro Worldwide's agreement to make certain additional payments to the Company, until the third quarter of 2002, the Company voluntarily agreed to terminate its license effective November 30, 2001. The Company reflected the transaction during the fourth quarter of 2001 with the reserves necessary in conjunction with the purchase of inventory by Umbro Worldwide. The Riddell Group Division's and Umbro's operating results are shown as income from operations of discontinued business in the Condensed Consolidated Statements of Operations.

           The Riddell Group Division included: (i) all of the Company's Team Sports business, excluding Umbro branded team soccer products; (ii) the Company's licensing segment, which allowed third-parties to market certain products using the Riddell and MacGregor trademarks; and (iii) the Company's retail segment, which marketed a line of sports collectibles and athletic equipment to retailers.

           The Umbro operations that were discontinued as a result of the termination of the license with Umbro Worldwide included sales of Umbro soccer apparel, and equipment and footwear to soccer specialty stores and others in the team channel of distribution, primarily in the United States.

           As a  result  of the  sale  of the  Riddell  Group  Division  and the discontinuance  of the Umbro license,  Varsity's  continuing  financial  results consist of operations within the school spirit industry, including: (i) the design, marketing and manufacturing of cheerleader and dance team uniforms and accessories; (ii) the operation of cheerleading and dance team camps throughout the United States; (iii) the production of nationally televised cheerleading and dance team championships and other special events; (iv) the operation of studio dance competitions and conventions; and (v) the design, marketing and manufacturing of dance and recital apparel for the studio dance market.

           During 2001, the Company used a portion of the proceeds received from the sale of the Riddell Group Division to repurchase $40.7 million in face amount of its 10.5% Senior Notes for a total cost, including commissions, of $32 million. As a result of the repurchase, the Company recognized an extraordinary gain of approximately $4.0 million, net of income taxes, commissions and related debt acquisition costs.

           The Company posted a net loss of $8.5 million, or $(0.90) per share, for 2001, compared with earnings of $.6 million, or $0.06 per share, a year earlier.

           Operating income before interest, taxes, discontinued operations and extraordinary items for 2001 increased $1.5 million, or 12%, to $14.0 million from $12.5 million in the year ended 2000. Varsity benefited from increases in revenues which were offset by increases in selling, general and administrative expenses as a percentage of sales, as described in more detail in the discussion which follows this overview.

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

           Revenues from camps and events increased by $2.6 million, or 4.5%, to $59.4 million for the year ended December 31, 2001 from $56.8 million for the year ended December 31, 2000. The increase in revenues for the year is directly attributable to the following: (i) a 50% revenue growth, or $0.6 million, in studio dance competitions and conventions, such growth being directly attributable to the acquisition of the assets of the Netherland Corporation, an operator of dance competitions, in June 2000; and (ii) a 6.5% increase in camp participants during the year of 2001 as compared to the same period in 2000. Such increases were offset somewhat by a decrease in the number of choir and band tours handled by the Company's group tour business during 2001.

           Gross profit

           Gross profit for the year ended December 31, 2001 increased by 10.8% to $60.6 million from $54.7 million for the year ended December 31, 2000. Gross margin rates increased by 0.9% to 41.1% for the year ended December 31, 2001 from 40.2% in the year ended December 31, 2000.

           Gross margins rates for the uniforms and accessories segment increased to 46.4% for the year ended December 31, 2001 from 45.4% for the year ended December 31, 2000. The percentage increase was primarily due to a shift in the mix of products sold from lower margin stockable items to higher margin custom uniforms, combined with on-time delivery of production and piece goods which resulted in lower delivery costs and sales discounts. These increases were offset by lower margins earned on the new performance dance wear line as compared to the Company's other uniform lines combined with slightly higher manufacturing costs associated with the Company's new warehouse and production facility.

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

           Selling, general and administrative expenses

           Selling, general and administrative expenses increased as a percentage of revenues to 31.6% for the year ended December 31, 2001 from 31.0% for the year ended December 31, 2000. This increase is primarily due to the following factors: 1) In 2001, the Company accrued a $900,000 bonus; no such bonus was accrued in 2000; 2) The Company recognized approximately $250,000 in costs associated with abandoning its former corporate headquarters; and 3) certain corporate administrative expenses are now being allocated over a smaller revenue basis.

           Selling, general and administrative expenses as a percentage of revenues with respect to the uniforms and accessories segment increased to 32.8% for the year ended December 31, 2001 from 32.2% in the year ended December 31, 2000. The decrease is primarily due to increased rent and occupancy costs, including property taxes, incurred as a result of moving into the Company's new warehouse in October 1999, plus additional costs associated with abandoning the Company's former headquarters.

           Selling, general and administrative expense ratios for the camps and events segment increased to 26.9% for the year ended December 31, 2001 from 24.1% for the year ended December 31, 2000. The increases are due to additional overhead incurred as a result of the acquisition of the assets of the Netherland Corporation in June 2000. Netherland's management team is responsible for managing the Company's studio dance competitions and conventions, as well as the Company's line of performance and recital dance wear, introduced during 2000.

           Interest expense

           Interest expense for the years ended December 31, 2000 and 2001 has been reduced by $3.1 million and $3.2 million, respectively, as a result of an allocation of interest expense to the discontinued operations of the Riddell Group Division.

           Net interest expense, after the allocation of interest to discontinued operations, decreased by $2.8 million to $10.3 million for the year ended December 31, 2001 from $13.1 million for the year ended December 31, 2000. Interest expense decreased due to lower interest on the revolving line of credit resulting from lower outstanding indebtedness and decreases in the prime and LIBOR interest rates during 2001. The net interest expense for the year also decreased due to the receipt of interest income of approximately $250,000 as part of a federal tax refund and interest earned on the net cash proceeds received from the sale of the Riddell Group Division. The tax refund related to a carry back of net operating losses of the Company's Varsity Spirit Corporation subsidiaries for periods preceding the 1997 acquisition of Varsity Spirit Corporation. The tax refund was for approximately $1.5 million and was recorded as a receivable at the time of the acquisition.

           During the year, the Company used a portion of the net proceeds received from the sale of the Riddell Group Division to repurchase $40.7 million in face amount of its 10.5% Senior Notes for a total cost, including commissions, of $32.0 million. As a result of the repurchase, the Company recognized an extraordinary gain of approximately $4.0 million, net of income taxes, commissions and related debt acquisition costs.

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

Liquidity and capital resources

           The seasonality of the Company's working capital needs is primarily impacted by three factors. First, a significant portion of the products the Company sells are sold throughout the year on dated-payment terms, with the related receivables becoming due when the school year begins during the following July to October period. Second, the Company incurs costs relating to the Company's summer camp business during the first and second quarter as the Company prepares for the upcoming camp season, while camp revenues are mostly collected in the June to August time period. Lastly, the outstanding balance of the Company's publicly held debt impacts the Company's working capital requirements as semi-annual interest payments on our currently $66.0 million of 10.5% Senior Notes outstanding come due each January and July. Prior to the consummation of the sale of the Riddell Group Division, there were $115 million of 10.5% of Senior Notes outstanding. In accordance with certain provisions of the Senior Notes, the Company subsequently repurchased an aggregate of $49.0 million in principal amount of Senior Notes following the sale of the Riddell Group Division. Specifically, $11.8 million in principal amount of Senior Notes in open market purchases in the third and fourth quarters of 2001 for an aggregate purchase price of $8.4 million, $28.9 million in principal amount of Senior Notes in the Company's "Modified Dutch Auction" tender offer completed in December 2001 for an aggregate purchase price of $23.1 million, and $8.25 million in principal amount of Senior Notes in an open market purchase in April 2002 for an aggregate purchase price of $8.1 million.

           To finance the Company's seasonal working capital demands, the Company maintains a credit facility in the form of a $15 million revolving line of credit, less a $100,000 reserve established by the bank. The line of credit agreement is available from January 15 - September 15. Historically, the outstanding balance on the Company's credit facility follows the seasonal cycles described above, increasing during the early part of the operating cycle in the first and second quarters of each year and then decreasing from the middle of third quarter and into the fourth quarter as collections are used to reduce the outstanding balance. The credit facility agreement contains covenants which, among other things, require the Company to meet certain financial ratio and net worth tests, restrict the level of additional indebtedness that the Company may incur, limit payments of dividends, restrict the sale of assets and limit investments that the Company may make. The Company has pledged essentially all of its tangible assets as collateral for the credit facility.

           There were no outstanding balances due under the credit facility as of December 31, 2002 and 2001. The Company had approximately $716,000 of open letter of credit agreements outstanding as of March 21, 2003.

           The 10.5% Senior Notes contain covenants that, among other things, restrict the level of other indebtedness that the Company may incur, the amount of investments it may make in other businesses, the sale of assets and use of proceeds therefrom and the payments of dividends. The senior notes also restrict payment of junior indebtedness prior to the maturity of the junior indebtedness.

           Our current debt service obligations are significant and, accordingly, our ability to meet our debt service and other obligations will depend on our future performance and is subject to financial, economic and other factors, some of which are beyond our control. Furthermore, due to the seasonality of working capital demands described above, year-over-year growth in our business and working capital demands could lead to higher debt levels in future periods. We presently believe that operating cash flow together with funds available from our credit facility will be sufficient to fund our current debt service, seasonal and other current working capital requirements.

           Net cash provided from operations increased from $4.2 million for the year ended December 31, 2001 to $14.3 million for the year ended December 31, 2002. This increase is primarily due to an improvement in the Company's overall profitability combined with the collection of the Umbro settlement receivable and a change in the timing of the receipt of customer deposits for the Company's regional and national championships. Such increases were offset by reductions in debt amortization and accrued interest, due to debt retirements in 2001 and 2002.

           Net cash from investing activities decreased from $65.2 provided from investing activities in the year ended December 31, 2001 to $0.8 million used by investing activities in the year ended December 31, 2002. This decrease is due by the receipt of $67.3 million in 2001 in net proceeds from the sale of the Riddell Group Division and from the early termination of the Umbro license. This decrease was offset by a reduction in capital expenditures during 2002 as compared to 2001. The decrease in capital expenditures was caused by additional capital expenditures incurred as a result of the Company's relocation of its corporate office in the fourth quarter of 2001; there were no comparable expenditures in 2002. The Company expects 2003 capital expenditures to exceed 2002's capital expenditures as the Company will be upgrading its computer system.

           The amount of net cash used by financing activities decreased from a usage of $48.1 million in the year ended December 31, 2001 to a usage of $9.0 million in the year ended December 31, 2002. This decrease is due to the reduction in the Company's overall debt level during 2001 as a result of using the net cash proceeds received as a result of the sale of the Riddell Group Division in 2001.

Critical Accounting Policies

           ACCOUNTS RECEIVABLE: The majority of the Company's accounts receivables arise from the sale of cheerleading and dance team uniforms and accessories to high schools, junior high schools and all-star/youth groups throughout the United States. Except as described in Note 3 to the financial statements, as incorporated herein by reference, accounts receivable are due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due and the Company's previous loss history. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The company fully reserves all service charges assessed on past due accounts. Service charge payments subsequently received are recognized as income at the time of payment.

           INVENTORIES: Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and include material, labor and factory overhead, net of an allowance for discontinued inventory. The Company determines its allowance based a variety of factors, the most important of which being the inclusion/exclusion of the inventory item from the Company's current catalog. Items no longer included in the catalog are reserved at 100% of cost.

           INTANGIBLE ASSETS, GOODWILL AND DEFERRED CHARGES: Debt issue costs are amortized to interest expense over the term of the related debt. Other intangibles and deferred charges are being amortized by the straight-line method over their respective estimated lives.

           Goodwill and indefinite lived intangible assets are reviewed annually for impairment. The impairment assessment is derived using discounted cash flow analysis to calculate fair value. The Company will compare the calculated fair value to the carrying value of goodwill. Any impairment charges will be charged against operations at the time the impairment is determined.

           Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 provides that goodwill, as well as identifiable intangible assets, should not be amortized. Accordingly, with the adoption of SFAS 142, the Company discontinued the amortization of goodwill as of January 1, 2002. Goodwill amortization expense for the years ended December 31, 2001 and 2000 was $1,882,000 and $1,876,000, respectively.

           REVENUES: Sales of products are recorded upon shipment to customers. Camp and event revenues are recognized over the term of the respective activity.

           Contractual obligations and commercial commitments

           The following is a summary of the Company's long-term contractual obligations as of December 31, 2002:

                                                  Payments Due by Period (in thousands)
                             --------------------------------------------------------------------------------------
Contractual Obligations       Total         Less than 1 year     1 - 3 years       4 - 5 years        After 5 years
-----------------------      -------        ----------------     -----------       -----------        -------------
Long-term debt               $72,160            $ 2,375            $ 3,550            $66,235            $    --

Operating leases              19,711              2,461              4,670              4,805              7,775

Other long-term
obligations                    3,030                365                790                750              1,125
                             -------            -------            -------            -------            -------
Total contractual
obligations                  $94,901            $ 5,201            $ 9,010            $71,790            $ 8,900
                             =======            =======            =======            =======            =======


           The following is a summary of the Company's contractual commercial commitments outstanding as of December 31, 2002:

                                                                  Amount of Commitment Expiration per Period
                                                                             (amounts in thousands)
                                                            ------------------------------------------------------
                                           Commitment
      Other                 Total          Outstanding
   Commercial              Amounts           as of          Less than
   Commitments           Committed     December 31, 2002     1 year        1 - 3 years  4 - 5 years   Over 5 years
                         ---------     -----------------    ---------      -----------  -----------   ------------
Lines of credit            $15,000          $    --          $15,000          $ --          $ --          $ --

Standby letters of
credit                     $   716          $   716          $   716          $ --          $ --          $ --
                           -------          -------          -------          ----          ----          ----
Total commercial
commitments                $15,716          $   716          $15,716          $ --          $ --          $ --
                           =======          =======          =======          ====          ====          ====


Accounting Pronouncements

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

           Effective January 1, 2002, the Financial Accounting Standards Board issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets." Under the provisions of SFAS No. 144, an entity should recognize an impairment loss if the carrying amount of a long-lived asset or asset group if it is not recoverable and exceeds its fair value. An entity must test an asset or asset group for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. SFAS No. 144 also includes criteria for classifying a long-lived asset or asset group as held for sale. Assets held for sale must be shown at the lower of its carrying amount or fair value less cost to sell. The Company adopted SFAS No. 144 effective January 1, 2002.

      In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Recission of FASB Statements 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections" ("SFAS No. 145"). Among other provisions, SFAS No. 145 rescinds FASB Statement 4 "Reporting Gains and Losses from Extinguishment of Debt." Accordingly, gains or losses from extinguishment of debt should not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of Accounting Principles Board Opinion 30, "Reporting the Results of Operations - Reportinig the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB 30"). Gains and losses from extinguishment of debt, which do not meet the criteria of APB 30, should be reclassified to income from continuing operations in all prior periods presented. The provisions of SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, the Company anticipates that it will reclassify gains on early extinguishment of debt and related taxes previously recorded as extraordinary items to other income and provision for taxes, respectively.

           On June 1, 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses the accounting and reporting for costs associated with exit or disposal activities. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. This pronouncement will become effective as of January 1, 2003 and will impact any exit or disposal activities the Company initiates after that date.

      In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure: an amendment of FASB Statement 123" ("SFAS No. 148"). SFAS No. 148 provides alternative transition methods for a voluntary change in the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the pro forma effect on reported results of applying the fair value based method for entities that use the intrinsic value method of accounting. The pro forma effect disclosures are also required to be prominently disclosed in the interim period financial statements. This provisons of SFAS No. 148 become effective for financial statements for fiscal years ending after December 15, 2002 and are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.

      In January 2003, the Financial Accounting Standards Board issued FIN 46, "Consolidation of Variable Interest Entities - An Interpretation of ARB 51" ("FIN 46"). FIN 46 is effective immediately for any variable interest entity created after January 31, 2003 and to variable interest entities that an enterprise acquires an interest in after that date. The statement includes disclosure requirements that must be met and may require the reporting entity to consolidate those variable interest entities which meet certain requirements. This pronouncement will become effective as of the first interim or fiscal period beginning after June 15, 2003 and will impact any variable interest entity activities the Company inititates after that date.

Risk Factors

           Restrictive Covenants and Asset Encumbrances

           The Company's debt instruments contain numerous restrictive covenants that limit the discretion of the management of the Company with respect to certain business matters. These covenants place significant restrictions on, among other things, the ability of the Company to incur additional indebtedness, to create liens or other encumbrances, to pay dividends or make other restricted payments, to make investments, loans and guarantees and to sell or otherwise dispose of a substantial portion of assets to, or merge or consolidate with, another entity. The Company's debt instruments also contain a number of financial covenants that require the Company to meet certain financial ratios and tests and provide that a Change of Control (as defined therein) constitutes an event of default. A failure to comply with the obligations contained therein, if not cured or waived, could permit acceleration of the related indebtedness and acceleration of indebtedness under other instruments that contain cross-acceleration or cross-default provisions. In addition, the Company has pledged substantially all of its assets to secure its senior bank debt, which is a revolving line of credit. In the case of an event of default under the Company's senior bank debt, the lenders thereunder would be entitled to exercise the remedies available to a secured lender under applicable law. If the Company were obligated to repay all or a significant portion of its indebtedness, there can be no assurance that the Company would have sufficient cash to do so or that the Company could successfully refinance such indebtedness. Other indebtedness of the Company that may be incurred in the future may contain financial or other covenants more restrictive than those applicable to the Company's debt instruments.

           Seasonality and Quarterly Fluctuations

           Varsity's business and results of operations are highly seasonal and follow a similar annual pattern. With respect to Varsity's cheerleader and dance team camps, such camps are held exclusively in the summer months. Sales of Varsity's cheerleader, dance team and booster club uniforms and accessories primarily occur prior to the beginning of the school year. Accordingly, a substantial portion of Varsity's annual revenues and all of its net income is generated in the second and third quarters of each calendar year, while the first and fourth quarters have historically resulted in net losses. Varsity's working capital needs have generally followed a similar pattern reaching their peak at the end of the first calendar quarter and continuing through the second quarter. This period follows Varsity's off-season period during which it generates only nominal revenues while incurring expenditures in preparation for its approaching peak season. Varsity has typically incurred seasonal borrowings during this period which it has historically eliminated during the third quarter as it receives prepayments on camp tuition and fees. See "Management's
Discussion and Analysis of Financial Condition and Results of Operations--Seasonality."

           Uncertainty of Insurance Coverage; Personal Injury Claims

           Cheerleading is a vigorous athletic activity involving jumps, tumbling, partner stunts and pyramids, with which there are associated risks of personal injury. Varsity actively promotes safety among cheerleaders, dance team participants and coaches and was a founding member of and is an active participant in the American Association of Cheerleading Coaches and Advisors, an industry trade group whose mission is to improve the quality of cheerleading and to maintain established safety standards. From time to time, Varsity is subject to personal injury claims arising from its cheerleader and dance team camps, none of which was or is material to Varsity's operations. Varsity believes it is adequately insured against such risks. There can be no assurances, however, that one or more meritorious claims against Varsity for serious personal injury would not have an adverse effect upon the Company's business, financial condition and results of operations.

           Risk of Loss of Material Contractual Relationships; Competition

           Varsity organizes and produces various national cheerleading and dance team championships for exclusive broadcast on the ESPN, Inc. ("ESPN") cable channel. Varsity's current agreement with ESPN expires in October of 2003. Varsity has entered into several agreements with Walt Disney Attractions, Inc. ("Walt Disney Attractions") pursuant to which its national cheerleading and dance team championships through 2004 will be held at the Walt Disney World Resort in Florida. While the Company believes that it will be successful in renewing or replacing the agreements with ESPN and Walt Disney Attractions in a manner which will continue to promote the Company's products and services, there can be no assurances that it will be successful in doing so or that it will be able to do so on economically favorable terms. Although the Company believes that the failure to renew any one of the agreements with ESPN and Walt Disney Attractions would not have a material effect on the Company, there can be no assurances that the loss of all or any combination of such agreements would not have a material adverse effect on the Company's business, financial condition and results of operations.

           Varsity is one of two major national companies that designs and markets cheerleader, dance team and booster club uniforms and accessories and is one of two major national operators of camps. While Varsity's only national competitor is National Spirit Group Limited, it also competes with other smaller national and regional competitors that serve the uniform and accessories market or that operate cheerleader and dance team camps and clinics.

           Regulation

           At present, no national governing body regulates cheerleading and dance team activities at the collegiate level. Although voluntary guidelines relating to safety and sportsmanship have been issued by the NCAA and some of the athletic conferences, to date cheerleading and dance teams generally are free from rules and restrictions similar to those imposed on other competitive athletics at the college level. However, if rules limiting off-season training are applied to cheerleading and/or dance teams (similar to rules imposed by the NCAA on other sports) and the Company is unable to work with the NCAA and its member institutions, or any other applicable regulatory body, to designate acceptable times and sites regarding when and where camps with respect to cheerleading and/or dance teams can be conducted, Varsity might not be able to offer a significant number of its camps either because participants might be prohibited from participating during the summer or because suitable sites might not be available. Although the Company is not aware of any school officially adopting these activities as a competitive sport, recognition of cheerleading and/or dance teams as "sports" would increase the possibility that these activities may become regulated. If Varsity were restricted from providing its training programs to colleges and high schools, or if cheerleaders and dance teams were restricted from training during the off-season, such regulations would likely have a material adverse affect on Varsity's business, financial condition and results of operations. However, the Company currently does not believe that any regulation of collegiate cheerleading or dance teams as a "sport" is forthcoming in the foreseeable future, and in the event any rules are proposed to be adopted by athletic associations, the Company expects to participate in the formulation of such rules to the extent permissible.

           At the high school level, some state athletic associations have classified cheerleading as a sport and have in some cases imposed certain restrictions on off-season practices and out-of-state travel to competitions. However, in all cases to date, Varsity has been able to work with these state athletic associations to designate acceptable times for the cheerleaders within these states to attend camps. Accordingly, at the present time, state regulations have not had a material adverse effect on Varsity's ability to conduct its normal business activities within those states. Varsity has also signed agreements with several state associations to assist with sponsoring and execution of official competitions with these states.

           Dependence on Key Personnel

           The Company's executive officers and certain other key employees of Varsity have been primarily responsible for the development and expansion of their respective business, and the loss of the services of one or more of these individuals could have a material adverse effect on the Company. The Company has employment and non-competition agreements with certain key personnel, although it currently does not have an employment agreement or a non-competition agreement with Jeffrey G. Webb, the Company's founder, President and Chief Executive Officer.


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           Varsity is exposed to some market risk from changes in foreign currency rates, in connection with the Company's sale of travel packages for trips outside of the United States, however, such risk has never been, and the Company does not believe that it currently is, material to its business operations.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           See Item 16(a) in Part IV and page F-1 of this Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.


                                    PART III

ITEM 10.             DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           Information with respect to the directors and the executive officers of Varsity Brands, Inc. ("Varsity") is set forth below as of March 21, 2003 and is based upon the records of Varsity and information furnished to it by the directors and executive officers. See "Security Ownership of Certain Beneficial Owners and Management" for information pertaining to the Common Stock owned by the directors.

                                                                                  HAS SERVED AS
NAME                               AGE          POSITION WITH VARSITY             DIRECTOR SINCE
-------------------------------    ---   ---------------------------------------  ---------------
Robert E. Nederlander..........    70    Chairman of the Board                    April 1988
Jeffrey G. Webb................    53    Chief Executive Officer and Vice         June 1997
                                         Chairman of the Board
Leonard Toboroff...............    70    Director and Vice President              April 1988
Don R. Kornstein...............    51    Director                                 April 1995
John McConnaughy, Jr...........    74    Director                                 September 1989
Glenn E. "Bo" Schembechler.....    74    Director                                 September 1991
Arthur N. Seessel, III.........    64    Director                                 February 1999
OTHER EXECUTIVE OFFICERS:
John M. Nichols................    51    Chief Financial Officer
David Groelinger...............    52    Executive Vice President
W. Kline Boyd..................    49    Senior  Vice  President, Apparel and
                                         Accessories
Gregory C. Webb................    51    Senior Vice President, Camps and Events
J. Kristyn Shepherd............    47    Senior Vice President, Special Events


           Set forth below is biographical information regarding each director and executive officer of Varsity based on information supplied by them.

           ROBERT E. NEDERLANDER. Mr. Nederlander has been Chairman of the Board of Varsity since April 1988 and was Varsity's Chief Executive Officer from April 1988 through April 1, 1993. Mr. Nederlander has been President and/or a Director since November 1981 of the Nederlander Organization, Inc., owner and operator of one of the world's largest chains of live theaters. Since December 1998 Mr. Nederlander has been managing member of the Nederlander Company LLC, an operator of live theaters outside of New York City. He served as the Managing General Partner of the New York Yankees from August 1990 until December 1991, and has been a limited partner and a Director since 1973. Mr. Nederlander has been President since October 1985 of the Nederlander Television and Film Productions, Inc. and Chairman of the Board and Chief Executive Officer from January 1985 to January 2002 of MEGO Financial Corporation. Mr. Nederlander was a director of MEGO Mortgage Corporation from December 1996 until June 1998. Mr. Nederlander became Chairman of the Board of Allis-Chalmers Corp. in May 1989; from 1993 through October 1996 he was Vice Chairman, and thereafter he remained solely a director. In 1995, Mr. Nederlander became a director of HFS Incorporated, which later merged into Cendant Corporation. Mr. Nederlander also served as a director of News Communications, Inc., a publisher of community-oriented free circulation newspapers, from October 1996 until June 2002.

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

           DAVID GROELINGER. Mr. David Groelinger has been Executive Vice President of Varsity since June 1996, and previously served as Varsity's Chief Financial Officer from March 1996 through June 2001. From 1994 to 1995 he was a member of the Board of Directors, Executive Vice President and Chief Financial Officer of Regency Holdings (Cayman) Inc., which owned and operated a major international cruise line. Prior to 1994 Mr. Groelinger served in various senior financial capacities during his twelve years at Chiquita Brands International, Inc. In 1990, he was promoted to Vice President reporting to Chiquita's President and Chief Operating Officer. From 2000 until 2001 Mr. Groelinger was a Director and chaired the audit committee of Applied Theory, a NASDAQ-listed internet solutions company.

           DON R. KORNSTEIN. Mr. Kornstein is currently President of Alpine Advisors LLC, a company engaged in strategic, management and financial consulting. Prior to this Mr. Kornstein was a member of the Board of Directors, Chief Executive Officer and President of Jackpot Enterprises, Inc. from September 1994 through February 2000. Prior to this Mr. Kornstein was a Senior Managing Director at Bear, Stearns & Co. Inc. for 17 years through September 1994. Mr. Kornstein has been a director of Varsity since April 1995.

           JOHN MCCONNAUGHY, JR. Mr. McConnaughy has been Chairman and Chief Executive Officer of JEMC Corp. since 1988. Mr. McConnaughy was the Chairman of the Board of the Excellence Group, LLC, which filed a petition for bankruptcy under Chapter 11 of the Bankruptcy Code on January 13, 1999. The Excellence Group's subsidiaries produced labels for a variety of customers. From 1969 to 1986, Mr. McConnaughy served as Chairman and Chief Executive Officer of Peabody International Corp. ("Peabody"). From 1981 to 1992, he served as Chairman and Chief Executive Officer of GEO International Corp. when it was spun off from Peabody in 1981. Mr. McConnaughy is a Director of Fortune Natural Resources, Levcor International, Inc., Wave Systems, Inc., Consumer Portfolio Services Inc. and Overhill Farms Inc. He has been a director of Varsity since September 1989.

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

           ARTHUR N. SEESSEL, III. Mr. Seessel was the Chief Executive Officer of Seessel Holdings Inc., a supermarket chain located in Memphis, Tennessee, until the company was sold in 1996. Mr. Seessel currently serves as a consultant to Schnuck Markets, Inc. and is a member of the Board of Directors of 1st Trust Bank, Wunderlich Securities, Land O'Frost, Inc. and Auto Radio Inc. He has been a director of Varsity since February 1999.

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

                            SECTION 16(A) DISCLOSURE

           Varsity believes, based solely on its review of the copies of the Forms 3, 4 and 5 required to be filed with Varsity pursuant to Section 16(a) of the Exchange Act by its officers, directors and beneficial owners of more than 10% of Varsity's Common Stock ("insiders"), that during the fiscal year ended December 31, 2002, all filing requirements applicable to its insiders were complied with.

ITEM 11.   SUMMARY COMPENSATION TABLE

           The table below sets forth the cash compensation paid to or accrued for Varsity's Chief Executive Officer and its four other most highly paid executive officers in 2002 for services rendered in all capacities to Varsity and its subsidiaries during the fiscal years ended December 31, 2002, 2001 and 2000.

                                                                                               LONG TERM
                                                                                             COMPENSATION
                                                                ANNUAL COMPENSATION             AWARDS
                                                    --------------------------------------    ----------
                                                                                              SECURITIES
                                                                              OTHER ANNUAL    UNDERLYING       ALL OTHER
NAME AND PRINCIPAL POSITION                YEAR      SALARY        BONUS      COMPENSATION    OPTIONS (1)   COMPENSATION (2)
--------------------------------------     ----     --------     --------     ------------    -----------   ----------------
Jeffrey G. Webb.......................     2002     $485,000     $120,000        $ --               --         $    442
   Chief Executive Officer and President   2001      409,500      100,000          --               --              200
                                           2000      397,688           --          --               --              200

David Groelinger......................     2002     $124,279     $     --        $ --               --         $180,000(3)
   Executive Vice President (3)            2001      255,631           --          --               --          251,386(3)
                                           2000      233,133           --          --               --            2,040

W. Kline Boyd........................      2002     $210,000     $ 56,000        $ --               --         $    442
    Senior Vice President                  2001      215,000       50,000          --               --              200
                                           2000      202,717           --          --            8,000              200

John  M. Nichols......................     2002     $210,000     $ 70,000        $ --               --         $    442
   Chief Financial Officer, Senior         2001      186,240       45,000          --               --              200
   Vice-President                          2000      156,000           --          --           10,000              200


Gregory C. Webb.......................     2002     $210,000     $ 45,000        $ --               --         $    442
   Executive Vice President                2001      192,780       45,000          --               --              200
                                           2000      189,000           --          --            5,225              200

----------
(1) These options were issued under Varsity's 1991 Stock Option Plan or 1997 Stock Option Plan.

(2) Represents Varsity's contribution to a 401(k) plan on behalf of the employee, except for the payments described below in Note (3).

(3) David Groelinger resigned as Chief Financial Officer on June 22, 2001, in connection with the sale of the Riddell Group Division, but continues to serve as Executive Vice President pursuant to an employment agreement that terminates on March 31, 2003. Mr. Groelinger received payments totaling
     $180,000 and $250,000 for the years ended December 31, 2002 and 2001, respectively, related to the sale of the Riddell Group Division in 2001.

                             OPTIONS GRANTED IN 2002

           The following table sets forth information concerning individual grants of stock options made during 2002 to each named executive officer listed below pursuant to the Company's 1997 Stock Option Plan.

                                                                                              POTENTIAL REALIZABLE VALUE
                      NUMBER OF          % OF TOTAL                                         ASSUMED ANNUAL RATES OF STOCK
                      SECURITIES      OPTIONS GRANTED                                     APPRECIATION FOR OPTIONS TERM (1)
                  UNDERLYING OPTIONS  TO EMPLOYEES IN   EXERCISE PRICE                    ---------------------------------
     NAME              GRANTED          FISCAL YEAR        PER SHARE     EXPIRATION DATE          5%             10%
----------------  ------------------  ---------------   --------------   ---------------        ------        --------
Jeffrey G. Webb          --                --                --                --                 --             --
David Groelinger         --                --                --                --                 --             --
W. Kline Boyd            --                --                --                --                 --             --
John M. Nichols          --                --                --                --                 --             --
Gregory C. Webb          --                --                --                --                 --             --

1) Based upon the per share market price on the date of grant and an annual appreciation of such market price at the rate stated in the table through the expiration of such options. Gains, if any, are dependent upon the actual performance of the common stock, as well as the continued employment of the executive officers through the vesting period. The potential realizable values indicated have not taken into account amounts required to be paid as income tax under the Internal Revenue Code and any applicable state laws.

          STOCK OPTION EXERCISES AND STOCK OPTIONS HELD AT END OF 2002

           The following table indicates the total number of exercisable and unexercisable stock options held by each named executive officer listed below on December 31, 2002. No options to purchase Varsity's Common Stock were exercised by any of these individuals during 2002. On December 31, 2002, the last sale price of the Common Stock on the American Stock Exchange was $4.75 per share.

                                                                   NUMBER OF SECURITIES
                                                                        UNDERLYING
                                                                  UNEXERCISED OPTIONS AT      VALUE OF UNEXERCISED IN-THE-MONEY
                                                                     DECEMBER 31, 2002           OPTIONS AT DECEMBER 31, 2002
                                                                ----------------------------  ---------------------------------
                            SHARES ACQUIRED    VALUE REALIZED
        NAME                ON EXERCISE (#)       ($) (1)       EXERCISABLE    UNEXERCISABLE      EXERCISABLE   UNEXERCISABLE
--------------------------  ---------------    --------------   -----------    -------------      -----------   -------------
Jeffrey G. Webb...........       --                 --            459,010           8,750          $373,028        $14,219
David Groelinger..........       --                 --            141,250           3,750            26,406          6,094
W. Kline Boyd.............       --                 --            105,990           9,000            59,516          8,125
John Nichols..............       --                 --             61,000           7,500            12,188          4,063
Robert E. Nederlander.....       --                 --             37,500          15,000            25,313         25,875
Leonard Toboroff..........       --                 --             37,500          15,000            25,313         25,875
Gregory C. Webb...........       --                 --             93,863           6,362            61,031          6,094

----------
(1) Value realized is based upon the fair market value of common stock on the date of exercise less the exercise price, and does not necessarily indicate that the optionee sold such stock.

                       COMPENSATION OF BOARD OF DIRECTORS

           Directors who are not officers of Varsity received a fee in 2002 of $21,250 per annum. In 2002, directors who were members of the Audit and Compensation Committees of the Board (Messrs. McConnaughy, Kornstein, Schembechler and Seessel) were also each paid an aggregate additional amount of $6,250 per annum for their Committee memberships. In 2003, directors who are not officers of the Company will receive a fee of $25,000 per annum; committee members will receive $5,000 per annum for each committee on which they serve; and committee chairpersons will each receive an additional fee of $5,000 per annum.

           See "Summary Compensation Table" for a discussion of compensation paid to Mr. Webb, Varsity's Vice Chairman and Chief Executive Officer.

           Varsity has agreed to indemnify each director and officer against certain claims and expenses for which the director might be held liable in connection with service on the Board. In addition, Varsity maintains an insurance policy insuring our directors and officers against such liabilities.

            EMPLOYMENT AGREEMENTS AND CHANGE OF CONTROL ARRANGEMENTS

           In June 1992, Varsity entered into an employment agreement with each of Messrs. Nederlander and Toboroff. Each agreement continues until terminated by Varsity, with termination effective three years after Varsity delivers notice of termination or, if earlier, until the death or disability of the employee. The agreements are immediately terminable by Varsity for cause (as defined therein). Bonuses are at the discretion of the board. Each agreement provides a base salary of $162,500 which may be increased in the discretion of the board, provided that in any event each year the salaries are increased at least by the percentage increase in the Consumer Price Index. Each agreement provides that in the event Varsity terminates the employee's employment, generally, other than for cause, the employee will receive his full salary through the end of the term of his agreement and annual bonuses for the remainder of the term equal to the average of the annual bonuses awarded to the employee prior to termination. Each agreement acknowledges that the employee will devote time and provide services to entities other than Varsity. In April 2002, Varsity amended its agreements with each of Messrs. Nederlander and Toboroff whereby each of Messrs. Nederlander and Toboroff agreed to waive the percentage Consumer Price Index increase with respect to their base salary of $162,500 as of June 22, 1999 for each annual period from June 22, 1999 to June 21, 2000, June 22, 2000 to June 21, 2001 and June 22, 2001 to June 21, 2002, and Varsity agreed to pay to each of Messrs. Nederlander and Toboroff (i) a bonus of $12,241, and (ii) increase their base salary to $223,841 effective January 1, 2002, and for each twelve
(12) month period thereafter.

           In connection with the acquisition of Varsity Spirit Corporation, Varsity entered into an employment agreement with Mr. Jeffrey G. Webb effective June 1997. Under the provisions of such agreement Mr. Webb serves as Vice Chairman of the Board of Directors as well as Chief Operating Officer of Varsity. Mr. Webb is entitled to a base salary of no less than $375,000 per year and is eligible to participate in those bonus arrangements which are made available to other senior officers of Varsity at a target level of 40% of his base salary. Pursuant to his employment agreement, Mr. Webb received options to purchase 50,000 shares of common stock of Varsity with a per share exercise price of $5.44 and "special options" to purchase an additional 347,760 shares at a per share exercise price of $3.80. Upon termination of Mr. Webb's employment
(1) by Varsity without cause, as defined in Webb's agreement, (2) by Mr. Webb with good reason, as defined in Webb's agreement, or (3) as a result of a change in control, as defined in Webb's agreement, Mr. Webb will receive continued payments of base salary for the longer of the remainder of the term of the agreement and one year, or two years if as a result of a change of control, as well as other benefits. Mr. Webb is subject to a non-competition covenant generally for a period of two years following the termination of his employment for any reason. Mr. Webb's Employment Agreement has by its terms expired. Varsity and Mr. Webb continue to operate substantially in accordance with the expired Employment Agreement. Subsequent to the sale by Varsity of its Riddell Group Division, Mr. Webb was elevated to the positions of President and Chief Executive Officer of Varsity.

           The Company entered into an employment agreement with Mr. Nichols effective November 1, 2002 in connection with his duties as the Company's Chief Financial Officer and Executive Vice President. The agreement provides for an initial annual base salary of $210,000 and allows Mr. Nichols to participate in the Company's bonus pool at a target level of 35% of his base salary. The agreement is immediately terminable for cause, as defined in Mr. Nichols' agreement. Mr. Nichols' agreement presently expires, unless renewed, in October 2004. The agreement provides, generally, that if Mr. Nichols' employment is terminated other than for cause, including a change of control (in which event, it may be terminated at Mr. Nichols' option or the option of the Company), he will be paid no less than one and one-half year's salary and bonus, if applicable. In addition, his stock options become fully vested and immediately exercisable for a six-month period.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

           In 2002 there were no Compensation Committee interlocks and no insider participation in Compensation Committee decisions that were required to be reported under the rules and regulations of the Exchange Act.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

           The following table sets forth certain information as of March 21, 2003 pertaining to ownership of Varsity's common stock by persons known to Varsity to own 5% or more of Varsity's common stock and common stock owned beneficially by each director and named executive officer of Varsity and by directors and named executive officers of Varsity as a group.

           The information contained herein has been obtained from Varsity's records, or from information furnished directly by the individual or entity to Varsity made by such persons with the U.S. Securities and Exchange Commission.

                                               Shares Owned         Percent of
                                               Beneficially        Common Stock
                                               -------------       ------------
    Robert E. Nederlander                       1,274,710(1)           13.2%
    c/o Varsity Brands, Inc.
    6745 Lenox Center Court, Suite 300
    Memphis, TN 38115

    Jeffrey G. Webb                             1,333,887(2)           13.3%
    Varsity Brands, Inc.
    6745 Lenox Center Court, Suite 300
    Memphis, TN 38115

    John M. Nichols                                63,500(3)              *
    Varsity Brands, Inc.
    6745 Lenox Center Court, Suite 300
    Memphis, TN 38115

    David Groelinger                              123,500(4)            1.3%
    Varsity Brands, Inc.
    6745 Lenox Center Court, Suite 300
    Memphis, TN 38115

    Leonard Toboroff                            1,326,085(5)           13.8%
    c/o Varsity Brands, Inc.
    6745 Lenox Center Court, Suite 300
    Memphis, TN 38115

    Don R. Kornstein                               67,437(6)              *
    c/o Varsity Brands, Inc.
    6745 Lenox Center Court, Suite 300
    Memphis, TN 38115

    John McConnaughy, Jr.                       1,061,437(7)           11.0%
    c/o Varsity Brands, Inc.
    6745 Lenox Center Court, Suite 300
    Memphis, TN 38115

    Glenn E. "Bo" Schembechler                     60,000(8)              *
    c/o Varsity Brands, Inc.
    6745 Lenox Center Court, Suite 300
    Memphis, TN 38115

    Arthur N. Seessel, III                         30,000(9)              *
    c/o Varsity Brands, Inc.
    6745 Lenox Center Court, Suite 300
    Memphis, TN 38115

    W. Kline Boyd                                 143,985(10)           1.5%
    Varsity Brands, Inc.
    6745 Lenox Center Court, Suite 300
    Memphis, TN 38115

    Gregory C. Webb                               162,230(11)           1.7%
    Varsity Brands, Inc.
    6745 Lenox Center Court, Suite 300
    Memphis, TN 38115

    J. Kristyn Shepherd                           117,312(12)           1.2%
    Varsity Brands, Inc.
    6745 Lenox Center Court, Suite 300
    Memphis, TN 38115

    All officers and directors as a group       5,764,083(13)          53.5%
    12 individuals)

    Angelo, Gordon & Co., L.P.                  1,385,747(14)          12.6%
    245 Park Avenue, 26th Fl.
    New York, NY 10167

    Bedford Oak Partners                          592,500(15)           6.2%
    100 South Bedford Road
    Mt. Kisco, NY 10549

    Dimensional Fund Advisors Inc.                501,508(16)           5.6%
    1299 Ocean Ave., 11th fl.
    Santa Monica, CA
    90401


----------
*    Less than 1%

(1) 1,274,710 shares are owned by Mr. Nederlander directly or through entities controlled by him having dispositive power over these shares, and 37,500 of these 1,274,710 shares are issueable upon the exercise of options granted under Varsity's 1991 Stock Option Plan and 7,500 of these shares underlie options granted under Varsity's 1997 Stock Option Plan that are exercisable currently.

(2) Includes 467,760 shares issueable upon the exercise of options granted under Varsity's 1997 Stock Option Plan that are exercisable currently or within 60 days of March 21, 2003.

(3) Includes 5,000 shares underlying options granted under Varsity's 1991 Stock Option Plan and 58,500 shares underlying options granted under Varsity's 1997 Stock Option Plan that are exercisable currently or within 60 days of March 21, 2003.

(4) Includes 115,000 shares underlying options granted under Varsity's 1991 Stock Option Plan that are exercisable currently or within 60 days of March 21, 2003.

(5)  Includes  37,500 shares  underlying  options  granted under  Varsity's 1991
     Stock Option Plan and 7,500 shares underlying options granted under Varsity's 1997 Stock Option Plan that are exercisable currently.

(6)  Includes  37,500 shares  underlying  options  granted under  Varsity's 1991
     Stock Option Plan and 7,500 shares underlying options granted under Varsity's 1997 Stock Option Plan that are exercisable currently.

(7)  Includes  37,500 shares  underlying  options  granted under  Varsity's 1991
     Stock Option Plan and 7,500 shares underlying options granted under Varsity's 1997 Stock Option Plan that are exercisable currently. Mr. McConnaughy has pledged his interest in 1,016,437 shares of Varsity's common stock to financial institutions to secure loans.

(8)  Includes  37,500 shares  underlying  options  granted under  Varsity's 1991
     Stock Option Plan and 7,500 shares underlying options granted under Varsity's 1997 Stock Option Plan that are exercisable currently.

(9)  Includes  22,500 shares  underlying  options  granted under  Varsity's 1991
     Stock Option Plan and 7,500 shares underlying options granted under Varsity's 1997 Stock Option Plan that are exercisable currently.

(10) Includes 110,990 shares underlying options granted under Varsity's 1997 Stock Option Plan that are exercisable currently or within 60 days of March 21, 2003.

(11) Includes 97,613 shares underlying options granted under Varsity's 1997 Stock Option Plan that are exercisable currently or within 60 days of March 21, 2003.

(12) Includes 66,863 shares underlying options granted under Varsity's 1997 Stock Option Plan that are exercisable currently or within 60 days of March 21, 2003.

(13) The aggregate number of shares beneficially owned and percent of common stock beneficially owned by all officers and directors as a group does it include an aggregate of 505,299 shares of underlying option granted under Varsity's 1991 Stock Option Plan and 1997 Stock Option Plan.

(14) Based on a Schedule 13G filed February 13, 1997, Angelo, Gordon & Co., L.P. may be deemed to be the beneficial owner of 1,385,747 shares as a result of voting and dispositive powers it holds with respect to $6,125,000 principal amount of Varsity's 4.10% Convertible Subordinated Note due November 1, 2007 (the "Notes") convertible at $4.42 per share into 1,385,747 shares of common stock which it holds for the account of private investment funds for which it acts a general partner and/or investment advisor or investment manager.

(15) Based on amounts reported by the American Stock Exchange as of February 14, 2003.

(16) Based on a Schedule 13G filed February 3, 2003, Dimensional Fund Advisors Inc. may be deemed to be the beneficial owner of 501,508 shares.

                      EQUITY COMPENSATION PLAN INFORMATION

            Plan category                   Number of securities to be      Weighted average exercise       Number of securities
                                             Issued upon exercise of      price of outstanding options,   remaining available for
                                          outstanding options, warrants        warrants and rights            future issuance
                                                    and rights
--------------------------------------    -----------------------------   -----------------------------   -----------------------
Equity compensation plans approved by
security holders                                    1,682,025                         $4.35                        17,975

Equity compensation plans not approved
by security holders                                         0                             0                             0

Total                                               1,682,025                         $4.35                        17,975



ITEM 13:   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           On February  25, 2000,  the Company  entered into a nine (9) year six
(6) month sublease with a company owned and controlled by Varsity's chairman, Mr. Robert Nederlander, for premises to serve as the Company's corporate offices located in New York City. Pursuant to the sublease, the Company will pay a base rent of approximately $117,000 per annum which will rise to approximately $138,000 per annum during the term of the sublease. The Company will also pay our pro rata share (approximately 33%) of operating expenses during the term of the sublease. Management believes that the terms of the sublease are at least equivalent to what the Company could reasonably expect to receive from an unrelated third party. In connection with the Company's sale of its Riddell Group Division, the Company has moved its corporate offices to Memphis, Tennessee, and is currently subleasing the premises to a third party. During the year ended December 31, 2002, the Company paid approximately $14,000 to Mr. Nederlander under this lease agreement. Subsequent to December 31, 2002, the tenant who was sub-subleasing the office space stopped paying rent on a current basis, although the Company still has four (4) months worth of rent payments from such tenant representing the balance of the security deposit that the Company received from such tenant. At the current time, the Company is in discussions with the current tenant and others with respect to the letting of the space.


ITEM 14:   CONTROLS AND PROCEDURES

           Within the 90-day period prior to the filing of this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to timely alert them to material information required to be included in the Company's Exchange Act filings. In addition, there have been no changes in internal controls, or in other factors that could significantly affect internal controls subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.


ITEM 15:   PRINCIPAL ACCOUNTANT FEES AND SERVICES

           The following is a summary of fees paid to the Company's independent accountants during the year ended December 31, 2002:

        Audit Fees (1)                                                  $154,574
        Financial Information Systems Design and Implementation Fees    $    -0-
        All Other Fees (2)                                              $ 83,378
                                                                        --------
                                                                        $237,952
                                                                        ========

----------
(1) Audit fees billed by Grant Thornton LLP consisted of the examination of the Company's Annual Report on Form 10-K for the years ended December 31, 2001 and 2002 and review of other Company filings with the Securities and Exchange Commission.

(2) "All Other Fees" by Grant Thornton LLP for non-audit services included $32,460 for consulting services related to the disposition of the Riddell Group and Umbro Divisions and $50,918 for tax planning services.

                                     PART IV

ITEM 16.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

   3.1               Articles of Incorporation of Riddell Sports Inc. (11).

   3.2               First Amended and Restated Bylaws of Riddell Sports Inc.
                     (9).

   3.3               Certificate  of   Incorporation   of  All  American  Sports
                     Corporation (formerly known as Ameracq Corp.) (17).

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

   10.21 4.10% Convertible Subordinated Note, dated August 16, 2001, between Riddell Sports Inc. and Silver Oak Capital, L.L.C.
                     (23).

   10.22             Supply  and  Purchase   Agreement  between  Varsity  Spirit
                     Fashions & Supplies,  Inc.  and Select  Sport  America Inc.
                     (1).

   10.23 Trademark License Agreement between Select Sport A/S and Varsity Spirit Fashions & Supplies, Inc. (1).

   21                List of subsidiaries (17).

   23                Consent of Grant  Thornton LLP  regarding  Varsity  Brands,
                     Inc. (1).

   99.1              Certification  by  Chief  Executive   Officer  Pursuant  to
                     section 906 of the Sarbanes-Oxley act of 2002(1).

   99.2              Certification  by  Chief  Financial   Officer  Pursuant  to
                     section 906 of the Sarbanes-Oxley act of 2002(1).


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

(20) Incorporated by reference to Riddell Sports Inc.'s Form 10-K Report for the year ended 1999 (File No. 0-19298).

(21) Incorporated by reference to Riddell Sports Inc.'s Form 10-K Report for the year ended 2000 (File No. 0-19298).

(22) Incorporated by reference to Varsity Brands, Inc.'s Form 10-Q Report for the quarter ended June 30, 2001 (File No. 0-19298).

(23) Incorporated by reference to Varsity Brands, Inc.'s Form 10-Q Report for the quarter ended September 30, 2001 (File No. 0-19298).

           (b)  Reports on Form 8-K

                One Report on Form 8-K was filed on May 5, 2002.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           VARSITY BRANDS, INC.

Dated:  March 31, 2003                     By:  /s/ Jeffrey G. Webb
                                               --------------------------------
                                               Jeffrey G. Webb
                                               Chief Executive Officer

           Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Jeffrey G. Webb              Vice Chairman of the Board       March 31, 2003
---------------------------      and Chief Executive Officer
Jeffrey G. Webb


/s/ Robert E. Nederlander        Chairman of the Board            March 31, 2003
---------------------------
Robert E. Nederlander


/s/ Leonard Toboroff             Vice President and Director      March 31, 2003
---------------------------
Leonard Toboroff


/s/ John M. Nichols              Chief Financial Officer          March 31, 2003
---------------------------
John M. Nichols


/s/ John McConnaughy, Jr.        Director                         March 31, 2003
---------------------------
John McConnaughy, Jr.


/s/ Glen E. Schembechler         Director                         March 31, 2003
---------------------------
Glen E. Schembechler


/s/ Don R. Kornstein             Director                         March 31, 2003
---------------------------
Don R. Kornstein


/s/ Arthur N. Seessel, III       Director                         March 31, 2003
---------------------------
Arthur N. Seessel, III

                           CERTIFICATIONS PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Jeffrey G. Webb, certify that:

1.   I have reviewed this annual report on Form 10-K of Varsity Brands, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrants's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c)  presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Dated: March 31, 2003                              /s/ Jeffrey G. Webb
                                                   President
                                                   Chief Executive Officer

CERTIFICATION

I, John M. Nichols, certify that:

1.   I have reviewed this annaul report on Form 10-K of Varsity Brands, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrants's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c)  presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  March 31, 2003                               /s/ John M. Nichols
                                                     Senior Vice President
                                                     Chief Financial Officer

                          INDEX TO FINANCIAL STATEMENTS


                                                                           Page
                                                                           ----

Report of Independent Certified Public Accountants......................... F-2

Consolidated Balance Sheets at December 31, 2002 and 2001 ................. F-3

Consolidated Statements of Operations for the years ended
     December 31, 2002, 2001 and 2000 ..................................... F-4

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2002, 2001 and 2000 ............................... F-5

Consolidated Statements of Cash Flows for the years ended
     December 31, 2002, 2001 and 2000...................................... F-6

Notes to Consolidated Financial Statements................................. F-7


Financial Statement Schedules

     Report of Independent Certified Public Accountants on Schedule........ S-1

     Schedule II - Valuation and Qualifying Accounts....................... S-2

     All other financial statement schedules are omitted as the required information is presented in the financial statements or the notes thereto or is not necessary.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Varsity Brands, Inc.


           We have audited the accompanying consolidated balance sheets of Varsity Brands, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the management of Varsity Brands, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

           As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and other Intangible Assets" ("SFAS 142") on January 1, 2002.

           In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Varsity Brands, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.




                                                  GRANT THORNTON LLP


Chicago, Illinois
February 14, 2003

                      VARSITY BRANDS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                          December 31,  December 31,
                                                             2002          2001
                                                           ---------     ---------
ASSETS
Current assets:
   Cash and cash equivalents                               $  18,821     $  14,397
   Accounts receivable, trade less allowance for
      doubtful accounts ($441 and $429, respectively)         12,321        12,161
   Inventories                                                 7,811         7,863
   Prepaid expenses                                            4,337         3,937
   Other receivables                                              --         3,555
   Deferred taxes                                              2,770         2,383
                                                           ---------     ---------

Total current assets                                          46,060        44,296

Property, plant and equipment, less accumulated
   depreciation ( $5,081 and $4,929, respectively)             3,459         4,387
Deferred taxes                                                   660            --
Goodwill, less accumulated amortization
   ($9,595 and $9,595, respectively)                          66,596        66,596
Intangibles and deferred charges, less accumulated
   amortization ($3,545 and $3,048, respectively)              2,186         2,793
Other assets                                                     597           559
                                                           ---------     ---------

                                                           $ 119,558     $ 118,631
                                                           =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                        $   5,225     $   5,891
   Accrued liabililties                                        7,068         8,258
   Customer deposits                                           7,318         5,132
   Current portion of long-term debt                           2,375         1,375
                                                           ---------     ---------

Total current liabilities                                     21,986        20,656

Long-term debt                                                69,785        80,410
Deferred taxes                                                    --           188
Contingent liabilities                                            --            --

Stockholders' equity:
   Preferred stock, $.01 par; authorized 5,000,000
     shares; none issued                                          --            --
   Common stock, $.01 par; authorized 40,000,000;
     outstanding 9,592,250, and 9,452,250, respectively           96            95
   Additional paid-in capital                                 37,788        37,306
   Accumulated deficit                                       (10,097)      (20,024)
                                                           ---------     ---------

                                                              27,787        17,377
                                                           ---------     ---------

                                                           $ 119,558     $ 118,631
                                                           =========     =========


            See notes to condensed consolidated financial statements.

                      VARSITY BRANDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS,EXCEPT PER SHARE AMOUNTS)

                                                                   Years ended December 31,
                                                              -----------------------------------
                                                                 2002         2001        2000
                                                              ---------    ---------    ---------
Net revenues:
   Uniforms and accessories                                   $  93,848    $  88,131    $  79,179
   Camps and events                                              62,556       59,418       56,856
                                                              ---------    ---------    ---------

                                                                156,404      147,549      136,035

Cost of revenues:
   Uniforms and accessories                                      49,767       47,279       43,209
   Camps and events                                              42,149       39,689       38,138
                                                              ---------    ---------    ---------

                                                                 91,916       86,968       81,347
                                                              ---------    ---------    ---------

Gross profit                                                     64,488       60,581       54,688

Selling, general and
   administrative expenses                                       47,396       46,594       42,146
                                                              ---------    ---------    ---------

Income from operations                                           17,092       13,987       12,542

Other expense:
   Interest expense                                               8,183       11,096       13,139
   Interest income                                                 (143)        (750)          --
                                                              ---------    ---------    ---------

Total other expense                                               8,040       10,346       13,139
                                                              ---------    ---------    ---------

Income (loss) from continuing operations before
   income taxes, discontinued operations and
   extraordinary items                                            9,052        3,641         (597)

Income taxes (benefit)                                             (735)       3,010           --
                                                              ---------    ---------    ---------

Income (loss) from continuing operations                          9,787          631         (597)

Discontinued operations:
   Income (loss) from operations of discontinued businesses          --       (3,847)       1,158
   Loss on disposal of businesses                                    --       (9,326)
                                                              ---------    ---------    ---------

Income (loss) before extraordinary items                          9,787      (12,542)         561

Extraordinary items - Gain on retirement of bonds                   140        4,047
                                                              ---------    ---------    ---------

Net income (loss)                                             $   9,927    $  (8,495)   $     561
                                                              =========    =========    =========

Income (loss) from continuing operations per share:
      Basic                                                   $    1.03    $    0.07    $   (0.06)
      Diluted                                                 $    0.91    $    0.07    $   (0.06)

Net earnings (loss) per share:
      Basic                                                   $    1.05    $   (0.90)   $    0.06
      Diluted                                                 $    0.92    $   (0.90)   $    0.06

Weighted average number common and common
   equivalent shares outstanding
      Basic                                                       9,483        9,452        9,389
      Diluted                                                    11,187        9,452        9,471


                 See notes to consolidated financial statements

                      VARSITY BRANDS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                              RETAINED
                                           COMMON STOCK         ADDITIONAL    EARNINGS       TOTAL
                                     ----------------------      PAID IN    (ACCUMULATED  STOCKHOLDERS'
                                      SHARES        AMOUNT       CAPITAL      DEFICIT)       EQUITY
                                     --------      --------     ----------  ------------  -------------
Balance January 1, 2000                 9,263      $     93      $ 36,862     $(12,090)     $ 24,865
   Stock issued to employees               54                         169                        169
   Issuance of common stock upon
      exercise of stock options           135             2           275                        277
   Net income for the year                                                         561           561
                                     --------      --------      --------     --------      --------

Balance December 31, 2000               9,452            95        37,306      (11,529)       25,872
   Net (loss) for the year                                                      (8,495)       (8,495)
                                     --------      --------      --------     --------      --------

Balance December 31, 2001               9,452            95        37,306      (20,024)       17,377
   Issuance of common stock upon
      exercise of stock options           140             1           482           --           483
   Net income for the year                 --            --            --        9,927         9,927
                                     --------      --------      --------     --------      --------

Balance December 31, 2002               9,592      $     96      $ 37,788     $(10,097)     $ 27,787
                                     ========      ========      ========     ========      ========



                 See notes to consolidated financial statements

                      VARSITY BRANDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)

                                                                       YEARS ENDED DECEMBER 31,
                                                                  --------------------------------
                                                                    2002        2001        2000
                                                                  --------    --------    --------
Cash flows from operating activities:
   Net income (loss)                                              $  9,927    $ (8,495)   $    561
   Adjustments to reconcile net income (loss) to net
     cash provided by continuing operations:
     (Income) loss from operations of discontinued businesses           --       3,847      (1,158)
      Loss on disposal of businesses                                    --       9,326          --
      Extraordinary gain on retirement of bonds                       (140)     (4,047)         --
      Depreciation and amortization:
         Amortization of debt issue costs                              504         761         863
         Other depreciation and amortization                         1,920       4,047       3,706
      Provision for losses on accounts receivable                      307         325         417
      Deferred taxes                                                (1,235)     (2,195)         --
      Changes in assets and liabilities, net of assets sold
          and extraordinary items:
         (Increase) decrease in:
            Accounts receivable, trade                                (467)      1,987      (2,902)
            Inventories                                                 52        (661)      2,126
            Prepaid expenses                                          (400)       (687)        997
            Other receivables                                        3,555      (2,101)        (28)
            Other assets                                               (38)       (456)      1,384
         Increase (decrease) in:
            Accounts payable                                          (666)      1,819        (611)
            Accrued liabilities                                     (1,190)      1,127        (534)
            Customer deposits                                        2,186        (358)       (600)

                                                                  --------    --------    --------

Net cash provided by continuing operations                          14,315       4,239       4,221

Cash flows from discontinued operations and extraordinary item
   Net change in assets held for disposal                               --      (6,021)     (4,199)
   Deferred bond costs associated with extraordinary gain              (51)     (1,067)         --

                                                                  --------    --------    --------

Net cash used by discontinued operations and extraordinary item        (51)     (7,088)     (4,199)

Cash flows from investing activities:
   Capital expenditures                                               (812)     (2,089)     (2,306)
   Net proceeds received from sale of businesses                        --      67,308          --
   Other assets                                                         --          --        (332)

                                                                  --------    --------    --------

Net cash provided by (used in)  investing activities                  (812)     65,219      (2,638)

Cash flows from financing activities:
   Net borrowings under line-of-credit agreement                     7,400      16,309       2,822
   Repayment of line of credit agreement                            (7,400)    (32,728)         --
   Redemption of senior bonds                                       (7,858)    (31,425)         --
   Debt repayments                                                  (1,375)         --          --
   Debt issue costs                                                   (278)       (238)         --
   Proceeds from issuance of common stock                              483          --         277

                                                                  --------    --------    --------

Net cash provided in (used by) financing activities                 (9,028)    (48,082)      3,099
                                                                  --------    --------    --------

Net increase in cash                                                 4,424      14,288         483
Cash, beginning                                                     14,397         109        (374)
                                                                  --------    --------    --------

Cash, ending                                                      $ 18,821    $ 14,397    $    109
                                                                  ========    ========    ========


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

           CASH AND CASH EQUIVALENTS: The Company considers all highly liquid investments with a maturity date of three months or less when purchased to be cash equivalents.

           ACCOUNTS RECEIVABLE: The majority of the Company's accounts receivables arise from the sale of cheerleading and dance team uniforms and accessories to high schools, junior high schools and all-star/youth groups throughout the United States. Except as described in Note 3, accounts receivable are due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due and the Company's previous loss history. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The company fully reserves all service charges assessed on past due accounts. Service charge payments subsequently received are recognized as income at the time of payment.

           INVENTORIES: Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and include material, labor and factory overhead, net of an allowance for discontinued inventory. The Company determines its allowance based a variety of factors, the most important of which being the inclusion/exclusion of the inventory item from the Company's current catalog. Items no longer included in the catalog are reserved at 100% of cost.

           PROPERTY AND EQUIPMENT: Property and equipment are stated at cost. Depreciation is being computed using the straight-line method over the estimated useful lives (principally leasehold improvements are depreciated over the lesser of the lease term or their useful life, and 3 to 7 years for machinery and equipment and furniture and fixtures) of the related assets.

           INTANGIBLE ASSETS, GOODWILL AND DEFERRED CHARGES: Debt issue costs are amortized to interest expense over the term of the related debt. Other intangibles and deferred charges are being amortized by the straight-line method over their respective estimated lives.

           Goodwill and indefinite lived intangible assets are reviewed annually for impairment. The impairment assessment is derived using discounted cash flow analysis to calculate fair value. The Company will compare the calculated fair value to the carrying value of goodwill. Any impairment charges will be charged against operations at the time the impairment is determined.

           Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 provides that goodwill, as well as identifiable intangible assets, should not be amortized. Accordingly, with the adoption of SFAS 142, the Company discontinued the amortization of goodwill as of January 1, 2002. Goodwill amortization expense for the years ended December 31, 2001 and 2000 was $1,882,000 and $1,876,000, respectively.

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

                                                      YEARS ENDED DECEMBER 31,
                                                      ------------------------
                                                       2002     2001     2000
                                                      ------   ------   ------
                                                           (IN THOUSANDS)
Weighted average number of outstanding
    common shares .................................    9,483    9,452    9,389
Weighted average of shares issued under
    convertible debt agreement ....................    1,645       --       --
Options, assumed exercise of dilutive options,
    net of treasury shares, which could have
    been purchased from the proceeds of
    the assumed exercise based on
    average market prices .........................       59       --       82
                                                      ------   ------   ------
           Denominator for diluted computation ....   11,187    9,452    9,471
                                                      ======   ======   ======

          For the year ended December 31, 2002, options to purchase 1,331,025 shares of common stock with a weighted average price of $4.72 were excluded from the computation of diluted earnings per share. For the year ended December 31, 2001, options to purchase 2,130,875 shares of common stock with a weighted average price of $4.34 and the convertible debt described in Note 7 were excluded from the computation of diluted earnings per share, as their inclusion would have been anti-dilutive. For the year ended December

31, 2000, options to purchase 1,960,450 shares of common stock with a weighted average price of $4.66 and the convertible debt described in Note 7 were excluded from the computation of diluted earnings per share, as their inclusion would not have been dilutive.

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

          The Company has adopted EITF issue 00-10 and billings to customers for freight and handling charges and freight costs are generally included in net sales and cost of goods sold, respectively, in the Consolidated Statements of Operations for all periods presented.

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

           In June 2002, the Financial Accounting Standards Board issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets." Under the provisions of SFAS No. 144, an entity should recognize an impairment loss if the carrying amount of a long-lived asset or asset group if it is not recoverable and exceeds its fair value. An entity must test an asset or asset group for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. SFAS No. 144 also includes criteria for classifying a long-lived asset or asset group as held for sale. Assets held for sale must be shown at the lower of its carrying amount or fair value less cost to sell. The Company does not believe SFAS No. 144 will have a material impact on its financial statements. SFAS No. 144 will become effective January 1, 2003.

           In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Recission of FASB Statements 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections" ("SFAS No. 145"). Among other provisions, SFAS No. 145 rescinds FASB Statement 4 "Reporting Gains and Losses from Extinguishment of Debt." Accordingly, gains or losses from extinguishment of debt should not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of Accounting Principles Board Opinion 30, "Reporting the Results of Operations - Reportinig the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB 30"). Gains and losses from extinguishment of debt, which do not meet the criteria of APB 30, should be reclassified to income from continuing operations in all prior periods presented. The provisions of SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, the Company anticipates that it will reclassify gains on early extinguishment of debt and related taxes previously recorded as extraordinary items to other income and provision for taxes, respectively.

           Effective June 1, 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses the accounting and reporting for costs associated with exit or disposal activities. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. This pronouncement will become effective as of January 1, 2003 and will impact any exit or disposal activities the Company inititates after that date.

           In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and
Disclosure: an amendment of FASB Statement 123" ("SFAS No. 148"). SFAS No. 148 provides alternative transition methods for a voluntary change in the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the pro forma effect on reported results of applying the fair value based method for entities that use the intrinsic value method of accounting. The pro forma effect disclosures are also required to be prominently disclosed in the interim period financial statements. This provisons of SFAS No. 148 become effective for financial statements for fiscal years ending after December 15, 2002 and are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.

           In January 2003, the Financial Accounting Standards Board issued FIN 46, "Consolidation of Variable Interest Entities - An Interpretation of ARB 51" ("(FIN 46"). FIN 46 is effective immediately for any variable interest entity created after January 31, 2003 and to variable interest entities that an enterprise acquires an interest in after that date. The statement includes disclosure requirements that must be met and may require the reporting entity to consolidate those variable interest entities which meet certain requirements. This pronouncement will become effective as of the first interim or fiscal period beginning after June 15, 2003 and will impact any variable interest entity activities the Company inititates after that date.

2.         DISPOSITION OF ASSETS

           In June 2001, the Company sold its Riddell Group Division to an affiliate of Lincolnshire Management, Inc. ("Lincolnshire"), a New York based, private-equity fund. The purchase price, which was determined by an arms-length negotiation, was for approximately $67.5 million in cash.

           The sale was made pursuant to a stock purchase agreement dated April 27, 2001 between the Company and Lincolnshire. The Riddell Group Division included: (i) all of the Company's team sports business, excluding Umbro branded team soccer products, (ii) the Company's licensing segment, which allowed third-parties to market certain products using the Riddell and MacGregor trademarks, and (iii) the Company's retail segment, including the New York Executive Office, which managed the retail and licensing segments, and marketed a line of sports collectibles and athletic equipment, principally to retailers in the United States, and to a limited extent internationally. In conjunction with the sale of the Riddell Group Division, the Company recognized a decline in value in its net minority investment in a company who made game uniforms on behalf of the Riddell Group Division. The Company had previously accounted for its investment in the game uniform company using the equity method of accounting. As a result of the sale of the Riddell Group Division and the write-down in the value of its minority investment in the game uniform company, the Company recorded a loss on the sale of the Riddell Group Division of $20.5 million ($12.2 million after tax) in 2001.

           The net operating results of the Riddell Group Division are presented as income from operations of discontinued businesses in the Consolidated Statements of Operations. Revenues generated by the Riddell Group Division for the years ended December 31, 2001 and 2000 were $42.4 million and $89.3 million, respectively.

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

           In connection with the settlement the Company voluntarily terminated its license effective November 30, 2001 in exchange for a lump sum payment to the Company and Umbro Worldwide's agreement to make certain payments to the Company in the future. Such payments included the purchase, for $2.6 million, of certain inventory from the Company. As a result of the early termination of the Umbro license, the Company recognized a gain of approximately $4.9 million ($2.9 million after tax) during the fourth quarter of 2001.

           The net operating results of the Umbro Division are presented in income from discontinued operations of discontinued businesses in the Consolidated Statements of Operations. Revenues generated by the Umbro division for the years ended December 31, 2001 and 2000 were $9.3 million and $9.4 million, respectively.


3.         RECEIVABLES

          Accounts receivable include unbilled shipments of approximately $639,000 and $610,000 at December 31, 2002 and 2001. It is the Company's policy to record revenues when the related goods have been shipped. Unbilled shipments represent receivables for shipments that have not yet been invoiced. These amounts relate principally to partial shipments to customers, who are not invoiced until their order is shipped in its entirety or customers with orders containing other terms that require a deferral in the issuance of an invoice. Management believes that substantially all of these unbilled receivables will be invoiced within the current sales season.


4.         INVENTORIES:

           Inventories consist of the following:
                                                                 DECEMBER 31,
                                                          ----------------------
                                                           2002            2001
                                                          ------          ------
                                                              (IN THOUSANDS)
                     Finished goods                       $5,012          $5,904
                     Raw materials                         2,799           1,959
                                                          ------          ------
                                                          $7,811          $7,863
                                                          ======          ======

5.         PROPERTY AND EQUIPMENT:

           Property and equipment consist of the following:

                                                                 DECEMBER 31,
                                                          ----------------------
                                                           2002            2001
                                                          ------          ------
                                                              (IN THOUSANDS)

           Machinery and equipment                        $5,443          $6,157
           Furniture and fixtures                          2,830           2,861
           Leasehold improvements                            267             298
                                                          ------          ------
                                                           8,540           9,316
           Less accumulated depreciation                   5,081           4,929
                                                          ------          ------
                                                          $3,459          $4,387
                                                          ======          ======

           Depreciation expense from continuing operations relating to all property and equipment amounted to $1,740,000, $2,051,000 and $1,806,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

6.         INTANGIBLE ASSETS AND DEFERRED CHARGES:

           Intangible assets and deferred charges consist of the following:

                                           ESTIMATED         DECEMBER 31,
                                             LIVES      ---------------------
                                           IN YEARS       2002        2001
                                           ---------    -------      -------
                                                           (IN THOUSANDS)
           Goodwill                           --        $76,191      $76,191
           Debt issue costs                 5 to 8        5,113        5,481
           Other                            2 to 5          618          360
                                                        -------      -------
                                                         81,922       82,032
           Less accumulated amortization                 13,140       12,643
                                                        -------      -------
                                                        $68,782      $69,389
                                                        =======      =======

           Amortization expense relating to all intangible assets and deferred charges amounted to $684,000, $2,757,000 and $2,763,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

7.         LONG-TERM DEBT:

Long-term debt consists of the following:

                                                                 DECEMBER 31,
                                                            --------------------
                                                              2002         2001
                                                            -------      -------
                                                                (IN THOUSANDS)
Outstanding balance under a credit facility
  expiring in 2003, the facility was revised
  in 2001, terms further described below                    $    --      $    --

Senior notes, 10.5%, due 2007, terms further
  described below                                            66,035       74,285

Convertible subordinated note payable,
  interest at 4.1%, due 2002 through 2007,
  terms further described below                               6,125        7,500
                                                            -------      -------
                                                            $72,160      $81,785
                                                            =======      =======

The aggregate maturities of long-term debt are as follows:

           YEARS ENDING DECEMBER 31,                (IN THOUSANDS)
                    2003                               $ 2,375
                    2004                                 3,450
                    2005                                   100
                    2006                                   100
                    2007                                66,135
                                                       -------
                                                       $72,160
                                                       =======

           In July 2001, the Company entered into a revised credit facility with Bank of America, N.A. The revised credit facility replaced the Company's $48 million credit facility with Bank of America National Trust and Savings Association. The revised credit facility consists of a line of credit in a principal amount not to exceed $15 million, less a $100,000 reserve established by the bank, during the period from January 15 through

September 15. The credit facility is to be used to support the Company's working capital and letter of credit requirements. The credit facility expires on September 15, 2003. Draws under the line of credit are limited to a percentage of the Company's eligible receivables and inventory, as defined by the credit facility agreement. The outstanding balance of the line accrues interest at a rate of prime plus 1%, payable monthly. The credit facility also calls for an unused line fee equal to an annual rate of 0.5% applied to the amount by which the lesser of $15 million and the then maximum revolving amount exceeds the average daily balance of outstanding borrowings under the line. The credit facility agreement contains covenants which, among other things, require the Company to meet certain financial ratio and net worth tests, restrict the level of additional indebtedness the Company may incur, limit payments of dividends, restrict the sale of assets and limit investments the Company may make. The credit facility also requires repayment of the principal amount upon the occurrence of a change in the control, as defined, of the Company. The Company has pledged essentially all of its tangible assets as collateral for the credit facility. As of December 31, 2002, irrevocable standby letters of credit in the principal amount of approximately $716,000 were outstanding.

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

           According to the terms of the 10.5% Senior Notes Agreement, the use of proceeds received from the sale of the Company's businesses, net of applicable expenses, is limited to the reduction of existing senior indebtedness, reinvestment in the business and/or the acquisitions of outside business interests. In the event that the Company has not executed a reinvestment in the business and/or acquisition(s) of outside business interests within two hundred and seventy days (270) after the receipt of proceeds from the transaction, the Company is required, under the terms of the 10.5% Senior Notes Agreement, to offer to repurchase the Senior Notes at par.

           A portion of the proceeds received from the sale of the Riddell Group Division was used to repay all of the then outstanding indebtedness, approximately $32.7 million, on the revolving line of credit. The remaining cash proceeds, approximately $31.5 million, were used to redeem a face amount of approximately $40.7 million of the 10.5% Senior Notes in a series of transactions during 2001. As a result of these transactions, the Company recognized an extraordinary gain of approximately $4.0 million, net of income taxes, commissions, expenses and debt issue costs.

           Net cash proceeds received from the Umbro settlement, approximately $7.9 million, were used to redeem a face amount of $8.25 million of the 10.5% Senior Notes during April 2002. As a result of this transaction, the Company recognized an extraordinary gain of approximately $0.1 million, net of taxes, commissions, expenses and debt issue costs.

           The 4.1% convertible subordinated note is subordinated in right to prior payment in full of senior indebtedness, which is generally defined in the governing agreements to include debt under the senior notes and revolving line of credit described above and any refinancing, renewal or replacement thereof as well as certain other debt. The note limits the Company's ability to grant stock options and requires repayment of 101% of the principal in the event of a change in control (as defined). In conjunction with the sale of the Riddell Group Division, the Company and the debtholder entered into a Note Exchange Agreement. The note is convertible into shares of common stock based on a conversion price of $4.42 per share.


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

           Options granted through December 31, 2002 generally have been designated as non-qualified stock options and have had option prices equal to market values on the date of grant, except for options for 450,000 shares issued in connection with the acquisition of Varsity Spirit Corporation in 1997 which were in-the-money on the measurement date of the grant, have had terms of five or ten years, and have had vesting periods of one or four years. Information relating to stock option transactions over the past three years is summarized as follows:

                                      Options Outstanding         Options Exercisable
                                    ------------------------    -----------------------
                                                    Weighted                   Weighted
                                                    Average                    Average
                                      Number       Price Per       Number     Price per
                                    Outstanding      Share      Exercisable     Share
                                    -----------    ---------    -----------   ---------
     Balance, January 1, 2000        2,446,025       $4.30       1,519,513      $4.22
        Granted                        285,500       $3.85
        Exercised                     (134,270)      $2.02
        Forfeited                     (106,325)      $5.19
        Expired                         (8,480)      $3.38
                                     ---------
     Balance, December 31, 2000      2,482,450       $4.34       1,729,988      $4.44
        Forfeited                     (351,575)      $4.33
                                     ---------
     Balance, December 31, 2001      2,130,875       $4.34       1,882,063      $4.38
        Granted                         90,000       $3.03
        Exercised                     (140,000)      $3.45
        Forfeited                     (398,850)      $4.32
                                     ---------
     Balance, December 31, 2002      1,682,025       $4.35       1,466,775      $4.48
                                     =========

      In conjunction with the sale of the Riddell Group Division during 2001, all employees of the Riddell Group Division who held options to purchase shares of the Company received a termination payment of $1 per option held. Such termination payment is included in the income (loss) from operations of discontinued businesses in the Consolidated Statements of Operations.

      Further information about stock options outstanding at December 31, 2002 is summarized as follows:

                                         Options Outstanding                Options Exercisable
                             ------------------------------------------   -----------------------
                                               Weighted        Weighted                 Weighted
                                               Average         Average                  Average
              Range of          Number        Remaining       Price Per      Number     Price Per
           Exercise Prices   Outstanding   Contractual Life     Share     Exercisable     Share
           ---------------   -----------   ----------------   ---------   -----------   ---------
            $1.85 - $4.49       861,000        5.8 years        $3.48        697,625      $3.58
            $4.50 - $6.50       821,025        4.9 years        $5.26        769,150      $5.29


           At December 31, 2002 there were 17,975 shares available for future option grants.

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

                                                                       YEARS ENDED DECEMBER 31,
                                                                   ------------------------------
                                                                    2002        2001        2000
                                                                   ------     --------     ------
                                                               (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
           Pro forma net income (loss)                             $9,434     ($9,242)      ($294)
           Pro forma net income (loss) per share, basic            $ 0.99      ($0.98)     ($0.03)
           Pro forma net income (loss) per share, diluted          $ 0.88      ($0.98)     ($0.03)

           The pro forma results include expense related to the fair value of stock options estimated at the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions for the years ended December 31, 2002 and 2000, respectively: risk-free interest rates of 6.1% and 5.7%; expected volatility of 50%, expected option life of 7 years and no dividend payments. The weighted average estimated fair value of options granted during 2002 and 2000 was $3.37 and $2.29 per share, respectively. There were no options granted during 2001.

9.         COMMITMENTS:

           LEASES: The Company leases various facilities and equipment under operating leases. Rent expense in continuing operations amounted to approximately $2,476,000, $2,110,000 and $1,835,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

           Future  minimum  rental   payments  for  all   non-cancelable   lease
agreements for periods after December 31, 2002 are as follows:

             YEARS ENDING DECEMBER 31,                   (IN THOUSANDS)
                            2003                            $  2,461
                            2004                               2,354
                            2005                               2,316
                            2006                               2,389
                            2007                               2,416
                            Later years                        7,775
                                                            --------
             Total minimum payments required                $ 19,711
                                                            ========

           During 2001, in conjunction with the termination of the Umbro license and resulting sale of all Umbro related inventory, as further discussed in Note 2, the Company abandoned a portion of its leased warehouse space for a period of at least five (5) years. The Company included a $570,000 charge for the abandoned property in the income (loss) from operations of discontinued businesses in the Consolidated Statements of Operations.

           STRATEGIC ALLIANCE: In September 2002, the Company entered into a strategic alliance with the National Federation of State High School Associations (the "Federation"). In exchange for the Federation endorsing the Company's cheerleading and dance team championships, the Company is obligated to pay the Federation annual license and educational fees over the term of the agreement. In addition to these fees, the Company will pay the Federation contingent fees based on membership and participant increases over an established base level. The agreement will expire on December 31, 2010.

           Future minimum license and educational fees under the Federation agreement for periods after 2002 are as follows:

                YEARS ENDING DECEMBER 31,                 (IN THOUSANDS)
                               2003                            $   350
                               2004                                350
                               2005                                350
                               2006                                375
                               2007                                375
                               Later years                       1,125
                                                               -------
           Total minimum payments required                     $ 2,925
                                                               =======

           LICENSE FEE: In December 2002, the Company entered into a trademark license agreement with Select Sport A/S, ("Select") a Danish company, under which the Company has the right to utilize the Select trademark in connection with the Company's plans to sell Select branded soccer uniforms and equipment within the United Sates. The license agreement will expire on December 31, 2005 unless the agreement is extended for an additional five (5) year term. Under the terms of the license agreement, the Company is required to make minimum royalty payments under this agreement of $15,000, $30,000 and $60,000 for the years ending December 31, 2003, 2004 and 2005, respectively.

           EMPLOYEE BENEFITS: The Company maintains a defined contribution 401(k) plan covering substantially all of its employees. Discretionary company contributions to these plans are based on a percentage of employee contributions and are funded and charged to expense as incurred. Expenses related to the plans amounted to $30,000, $70,000 and $30,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

           DISCONTINUED  OPERATIONS:  As of December 31,  2002,  the Company has
approximately $251,000 of accruals related to the sale of the Riddell Group Division and the discontinuance of the Umbro license. These accruals consist of remaining severance payments to a former executive and accruals related to potential state tax issues associated with the sale of the Riddell Group Division. Accrued liabilities related to discontinued operations were approximately $710,000 as of December 31, 2001.

10.        ACCRUED LIABILITIES AND CONTINGENCIES:

           Accrued liabilities consist of the following:

                                                         DECEMBER 31,
                                                   ----------------------
                                                     2002          2001
                                                   -------        -------
                                                        (IN THOUSANDS)
       Accrued interest                            $ 3,365        $ 3,786
       Accrued compensation                          1,308          1,665
       Accrued rent                                    955          1,030
       Accrued income taxes                            923            900
       Other accrued liabilities                       517            877
                                                   -------        -------
               Total                               $ 7,068        $ 8,258
                                                   =======        =======

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

11.        INCOME TAXES:

           Income taxes on income (loss), before extraordinary items, for the years ended December 31, 2002, 2001 and 2000 is summarized below:

                                                 YEARS ENDED DECEMBER 31,
                                             -------------------------------
                                               2002        2001        2000
                                             -------     -------     -------
                                                     (IN THOUSANDS)
     Current tax expense:
               Federal                       $    --     $    --     $   100
               State                             520         900          --
                                             -------     -------     -------
                                                 520         900         100
                                             -------     -------     -------
          Deferred tax expense (benefit):
               Federal                        (1,245)     (2,195)       (100)
               State                              --          --          --
                                             -------     -------     -------
                                              (1,245)     (2,195)       (100)
                                             -------     -------     -------
                                             $  (725)    $(1,295)    $    --
                                             =======     =======     =======

           The income tax benefit for 2002 consists of a current state income tax provision of $520,000, offset by a deferred tax benefit of $1.2 million resulting from net operating loss carryforward utilization and the reversal of the Company's remaining deferred tax asset valuation reserve. The 2002 benefit has been allocated to the income statement as follows: 1) $735,000 benefit to continuing operations and 2) $10,000 expense to extraordinary gain. Income tax expense for 2001 consists of a current state income tax provision of $900,000, offset by a deferred tax benefit of $2.2 million. The 2001 income tax expense has been allocated to the income statement as follows: 1) $3.0 million income tax expense to continuing operations; 2) $1.5 million benefit to income (loss) from operations of discontinued businesses; 3) $6.3 million benefit to loss on disposal of businesses; and 4) $3.5 million expense to extraordinary gain. Income tax expense for 2000 consisted of a provision for federal alternative minimum tax, with an offsetting deferred tax benefit. There was no other current income tax expense for the year ended December 31, 2000 due to net operating losses generated, or carried forward to, these periods. There was no other deferred tax expense during the year ended December 31, 2000 since there was generally a full valuation allowance applied to net deferred tax assets. Changes in the valuation allowance were a decrease of $4,279,000 and $156,000 for each 2002 and 2001, and an increase of $1,185,000 for 2000.

           Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities. The significant components of deferred income tax assets and liabilities at December 31, 2002 and 2001 are as follows:

                                                               DECEMBER 31,
                                                           ------------------
                                                             2002       2001
                                                           -------    -------
                                                              (IN THOUSANDS)
     Deferred income tax assets:
          Accrued expenses and reserves                    $   500    $   756
          Inventory                                            585        695
          Intangible assets and deductible goodwill            717        808
          Net operating loss, and credit, carryforwards      1,971      4,279
          Other                                                 --        124
                                                           -------    -------
                                                             3,773      6,662
          Valuation allowances                                  --     (4,279)
                                                           -------    -------
          Total deferred income tax assets                   3,773      2,383
                                                           -------    -------
     Deferred income tax liabilities:
          Property and equipment                               343        188
                                                           -------    -------
          Total deferred income tax liabilities                343        188
                                                           -------    -------
     Total net deferred income tax asset                   $ 3,430    $ 2,195
                                                           =======    =======


           The net current and non-current components of the deferred income taxes were recognized in the balance sheet at December 31, 2002 and 2001 as follows:

                                                               DECEMBER 31,
                                                           ------------------
                                                             2002       2001
                                                           -------    -------
                                                              (IN THOUSANDS)

     Net current deferred tax assets                       $ 2,770    $ 2,383
     Net non-current deferred tax assets                       660         --
     Net non-current deferred tax liabilities                   --       (188)
                                                           -------    -------
                                                           $ 3,430    $ 2,195
                                                           =======    =======

           Reconciliation between the actual provision for income taxes and that computed by applying the U.S. statutory rate to income (loss) before taxes are as follows:

                                                               YEARS ENDED DECEMBER 31,
                                                          -------------------------------
                                                            2002        2001        2000
                                                          -------     -------     -------
                                                                  (IN THOUSANDS)

     Tax expense (benefit) at U.S. statutory rate         $ 3,643     $(3,364)    $   225
     Differences resulting from:
          State income tax, net
               of federal tax benefit                         314         544          --
          Amortization  of goodwill not deductible
            for tax purposes                                   --         829         720
          Travel & entertainment expenses
            not deductible for tax purposes                    86         392         330
          Benefit of prior periods net operating
            losses not previously recognized resulting
            in decrease in valuation allowance             (3,157)         --      (1,242)
          Valuation allowance adjustment                   (1,694)         --          --
          Other differences                                    83         304         (33)
                                                          -------     -------     -------
     Income tax expense                                   $  (725)    $(1,295)      $ -0-
                                                          =======     =======     =======

           At December 31, 2002 the Company had estimated net operating loss carryforwards for federal income tax purposes of approximately $4.6 million expiring between 2012 and 2016. While this loss carryforward is available to reduce the payment of taxes that might otherwise be payable in future years, the benefit of the net operating losses have been recognized in the computation of income tax expense reflected in the Company's consolidated financial statements in prior years.

12.        RELATED PARTY TRANSACTIONS:

                In 2000, the Company entered into a sublease for office space from an entity controlled by a stockholder who is the Chairman of the Company's Board of Directors, on substantially the same terms as the over lease. The sublease runs through September 2009 and provides for annual fixed rent of $116,970 increasing to an annualized rate of $137,826 at the end of the lease term and additional rent based on a percentage of tax and operating expense escalation payments made by the sub-lessor to its landlord. During 2001, as a result of the sale of the Riddell Group Division, this space was sub-subleased to a third party for the remaining lease term. Total payments to the shareholder controlled entity for the years ended December 31, 2002 and 2001 were approximately $14,000 and $90,000 which included rents as described above and the Company's share of utilities. Subsequent to December 31, 2002, the tenant who was sub-subleasing the office space terminated their sub-sublease agreement. At the current time, the Company is looking for another tenant for this space.

13.        SUPPLEMENTAL CASH FLOW INFORMATION:

           Cash payments for interest were $8,100,000, $15,333,000 and $15,460,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The Company received an income tax refund of approximately $1.5 million during 2001. This refund related to a carryback of net operating losses of its Varsity Spirit Corporation subsidiary for periods preceding the 1997 acquisition of Varsity Spirit Corporation. Income tax payments, or refunds, were not significant for 2002 or 2000.

           During 2000, the Company issued shares of its common stock valued at $169,000 based on quoted market values a the time of grant, to certain employees in satisfaction of accruals for compensation included in accrued liabilities at December 31, 1999.


14.        FAIR VALUES OF FINANCIAL INSTRUMENTS:

           The Company's financial instruments include cash, accounts receivable, accounts payable and long-term debt. The carrying values of cash, accounts receivable and accounts payable approximate their fair values. The Company's long-term debt include the senior notes which at December 31, 2002 had a carrying value of $66,035,000 and a fair value, based on quoted market values, of $62,568,000. The Company's remaining long-term debt is not traded and has no quoted market value, however management believes any difference between its carrying value and fair value would not be material in relation to these Consolidated Financial Statements.


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

           The  following  segment   information   represents  results  for  the
Company's continuing operations and does not include activity of businesses discontinued during 2001 (the Riddell Group and Umbro divisions.).

                                                                    (IN THOUSANDS)
                                                               YEARS ENDED DECEMBER 31,
                                                         -------------------------------------
                                                            2002          2001          2000
                                                         ---------     ---------     ---------
     NET REVENUES:
           Uniforms and accessories                      $  93,848     $  88,131     $  79,179
           Camps and events                                 62,556        59,418        56,856
                                                         ---------     ---------     ---------
           Consolidated total                            $ 156,404     $ 147,549     $ 136,035
                                                         =========     =========     =========

     INCOME FROM OPERATIONS:
           Uniforms and accessories                      $  15,734     $  11,952     $  10,443
           Camps and events                                  3,544         3,729         5,034
           Corporate and unallocated expenses               (2,186)       (1,694)       (2,935)
                                                         ---------     ---------     ---------
           Consolidated total                            $  17,092     $  13,987     $  12,542
                                                         =========     =========     =========

     DEPRECIATION AND AMORTIZATION, EXCLUSIVE OF DEBT ISSUE COSTS:
           Uniforms and accessories                      $   1,242     $   2,818     $   2,620
           Camps and events                                    426         1,065         1,050
           Corporate and unallocated                           252           164            36
                                                         ---------     ---------     ---------
           Consolidated total                            $   1,920     $   4,047     $   3,706
                                                         =========     =========     =========

     CAPITAL EXPENDITURES:
           Uniforms and accessories                      $     506     $   1,478     $   1,470
           Camps and events                                    306           611           472
           Corporate and unallocated                            --            --           364
                                                         ---------     ---------     ---------
           Consolidated total                            $     812     $   2,089     $   2,306
                                                         =========     =========     =========

     TOTAL ASSETS:
           Uniforms and accessories                      $  80,301     $  81,238     $  72,724
           Camps and events                                 33,580        31,975        28,090
           Corporate and unallocated                         5,677         5,418         5,371
           Discontinued operations                              --            --        87,632
                                                         ---------     ---------     ---------
           Consolidated total                            $ 119,558     $ 118,631     $ 193,817
                                                         =========     =========     =========


16.   SUMMARIZED QUARTERLY DATA (UNAUDITED):

                                                                      FISCAL QUARTER
                                                 ----------------------------------------------------------
                                                  FIRST       SECOND      THIRD        FOURTH        TOTAL
                                                 -------     -------     -------      -------      --------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Year ended December 31, 2002:
      Net revenues                               $18,693     $57,370     $61,196      $19,145      $156,404
      Gross profit                                 6,564      25,301      25,265        7,358        64,488
      Income (loss) from
         continuing operations                    (5,867)      8,608       9,988       (2,942)        9,787
      Basic earnings (loss) per share             ($0.62)      $0.91       $1.05       ($0.31)        $1.03
      Diluted earnings (loss) per share           ($0.62)      $0.78       $0.89       ($0.31)        $0.91

Year ended December 31, 2001:
      Net revenues                               $16,659     $54,011     $60,126      $16,753      $147,549
      Gross profit                                 6,061      23,166      24,488        6,866        60,581
      Income (loss) from
         continuing operations                    (4,312)      4,862       5,853       (5,772)          631
      Basic earnings (loss) per share             ($0.46)      $0.51       $0.62       ($0.61)        $0.07
      Diluted earnings (loss) per share           ($0.46)      $0.45       $0.53       ($0.61)        $0.07

           Earnings (loss) per share were computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount, due to the impact of computing average quarterly shares outstanding for each period.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                                   ON SCHEDULE




Board of Directors
Varsity Brands, Inc.


           In connection with our audit of the consolidated financial statements of Varsity Brands, Inc. (formerly Riddell Sports Inc.) and Subsidiaries referred to in our report dated February 14, 2003, which is included on page F-2 of this Form 10-K, we have also audited Schedule II for each of the three years in the period ended December 31, 2002. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information therein.




                                                       GRANT THORNTON LLP


Chicago, Illinois
February 14, 2003

SCHEDULE II

                      VARSITY BRANDS, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS

           Col. A                        Col. B              Col. C           Col. D       Col. E
----------------------------------     ----------   ----------------------  ----------   ----------
                                                           Additions
                                                    ----------------------
                                                       (1)         (2)
                                                    Charged to  Charged to
                                       Balance at     Costs        Other                 Balance at
                                       Beginning       and       Accounts-                 End of
        Description                    of Period     Expenses    Describe   Deductions     Period
----------------------------------     ----------   ----------  ----------  ----------   ----------
                                                                               (a)
Year ended December 31, 2000
   Allowance for doubtful accounts       $1,000       $  417        --        $1,017       $  400

Year ended December 31, 2001
   Allowance for doubtful accounts       $  400       $  325        --        $  296       $  429

Year ended December 31, 2002
   Allowance for doubtful accounts       $  429       $  307        --        $  295       $  441

---------
Notes: (a) Deductions for the allowance for doubtful accounts consist of accounts written off net of recoveries.