Form 10-Q
period 2003-03-31
VARSITY BRANDS INC
filed 2003-05-15
CIK 874786

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2003


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

                                     (NONE)
     (Former name, former address and former fiscal year, if changed since last report)


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

                   9,592,250 Common Shares as of May 12, 2003

                              VARSITY BRANDS, INC.

                                      INDEX

                                                                                      Page
                                                                                      ----
Form 10-Q Cover Page                                                                   1
Form 10-Q Index                                                                        2
Part I.  Financial Information:
            Item 1.  Financial Statements:
                  Condensed Consolidated Balance Sheets                                4
                  Condensed Consolidated Statements of Operations                      5
                  Condensed Consolidated Statements of Stockholders' Equity            6
                  Condensed Consolidated Statements of Cash Flows                      7
                  Notes to Condensed Consolidated Financial Statements                 8
            Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                     13
            Item 3.  Quantitative and Qualitative Disclosures about Market Risk        20
            Item 4.  Controls and Procedures                                           20
Part II. Other Information:
            Item 1.  Legal Proceedings                                                 20
            Item 2.  Changes in Securities                                             20
            Item 3.  Defaults upon Senior Securities                                   20
            Item 4.  Submission of Matters to a Vote of Security Holders               20
            Item 5.  Other Information                                                 20
            Item 6.  Exhibits and Reports on Form 8-K                                  21
Signatures                                                                             22


         SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

         This report contains certain statements which are "forward-looking" statements under the federal securities laws that are based on the beliefs of management as well as assumptions made by and information currently available to management. Forward-looking statements appear throughout Note 9 of the "Notes to Condensed Consolidated Financial Statements" entitled "Subsequent Events" regarding the Company's proposed acquisition by the Company's Senior Management and a wholly-owned subsidiary of Leonard Green & Partners, L.P. Certain factors could cause actual results to differ materially from those in such forward looking statements including, without limitation, (i) the failure to receive the necessary stockholder approval or, if required, anti-trust clearance or effect the successful tender offer for at least a majority of the Company's 10.5% senior notes due 2007 in a timely manner, or at all, and (ii) the failure to satisfy various closing conditions set forth in the definitive Agreement and Plan of Merger. Forward looking statements also appear throughout Item 2 of Part I, "Management's Discussion and Analysis of Financial Condition and Results of Operations" concerning the Company's seasonal patterns of working capital and revenue and operating results in its business. Certain factors could cause actual results to differ materially from those in such forward-looking statements including, without limitation, (i) continuation of historical seasonal patterns of demand for the Company's products and the Company's ability to meet the demand; (ii) actions by competitors, including without limitation new product introductions; (iii) the loss of domestic or foreign suppliers; (iv) changes in business strategy or new product lines and the Company's ability to successfully implement these; (v) moderation of uniform and accessories revenue growth; and (vi) changes in interest rates and general economic conditions. These "forward-looking statements" are based on currently available information and plans. They are inherently uncertain, and investors must recognize that events could turn out to be significantly different from the Company's expectations.

Part I. FINANCIAL INFORMATION; Item 1                       FINANCIAL STATEMENTS

                      VARSITY BRANDS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                     March 31,    December 31,     March 31,
                                                                       2003          2002           2002
                                                                    ---------      ---------      ---------
ASSETS
Current assets:
   Cash and cash equivalents                                        $  10,983      $  18,821      $   7,386
   Accounts receivable, trade less allowance for doubtful
      accounts ($456, $441 and $295, respectively)                      7,655         12,062          6,243
   Inventories                                                         12,398          7,811         12,457
   Prepaid expenses                                                     5,104          4,337          4,997
   Other receivables                                                      352            259          3,212
   Deferred taxes                                                       4,470          2,770          2,793
                                                                    ---------      ---------      ---------
Total current assets                                                   40,962         46,060         37,088

Property, plant and equipment, less accumulated
   depreciation ($5,489, $5,081 and $5,382, respectively)               3,635          3,459          4,116
Deferred taxes                                                            660            660             --
Goodwill, less accumulated amortization of $9,595                      66,596         66,596         66,596
Intangibles and deferred charges, less accumulated
   amortization ($3,741, $3,545 and $3,224, respectively)               2,164          2,186          2,620
Other assets                                                              584            597            561
                                                                    ---------      ---------      ---------
                                                                    $ 114,601      $ 119,558      $ 110,981
                                                                    =========      =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                 $   9,591      $   5,225      $   9,363
   Accrued liabililties                                                 4,387          7,068          5,189
   Customer deposits                                                    3,324          7,318          2,946
   Current portion of long-term debt                                    2,375          2,375          1,375
                                                                    ---------      ---------      ---------
Total current liabilities                                              19,677         21,986         18,873

Long-term debt                                                         69,785         69,785         80,410
Deferred taxes                                                             --             --            188
Contingent liabilities                                                     --             --             --

Stockholders' equity:
   Preferred stock                                                         --             --             --
   Common stock                                                            96             96             95
   Additional paid-in capital                                          37,788         37,788         37,306
   Accumulated deficit                                                (12,745)       (10,097)       (25,891)
                                                                    ---------      ---------      ---------
                                                                       25,139         27,787         11,510
                                                                    ---------      ---------      ---------
                                                                    $ 114,601      $ 119,558      $ 110,981
                                                                    =========      =========      =========

            See notes to condensed consolidated financial statements.

                      VARSITY BRANDS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                    2003              2002
                                                  --------          --------
Net revenues:
   Uniforms and accessories                       $  6,401          $  5,654
   Camps and events                                 17,287            13,039
                                                  --------          --------

                                                    23,688            18,693

Cost of revenues:
   Uniforms and accessories                          4,060             4,066
   Camps and events                                 10,433             8,063
                                                  --------          --------

Cost of revenues                                    14,493            12,129
                                                  --------          --------

Gross profit                                         9,195             6,564

Selling, general and
   administrative expenses                          11,631            10,715
                                                  --------          --------

Loss from operations                                (2,436)           (4,151)

Other expense
   Interest expense, net                             1,912             2,126
                                                  --------          --------

Total other expense                                  1,912             2,126
                                                  --------          --------

Operating loss before income taxes (benefit)        (4,348)           (6,277)

Incomes taxes (benefit)                             (1,700)             (410)
                                                  --------          --------

Net loss                                          $ (2,648)         $ (5,867)
                                                  ========          ========

Loss per share:
         Basic and diluted                        $  (0.28)         $  (0.62)

Weighted average number common and
   common equivalent shares outstanding:
         Basic and diluted                           9,592             9,452



            See notes to condensed consolidated financial statements.

                      VARSITY BRANDS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                Retained
                                                                              Additional        Earnings           Total
                                                        Common Stock            paid-in       (Accumulated      Stockholders'
                                                   Shares        Amount         Capital          deficit)          Equity
                                                   -----        --------        --------         --------         --------
FOR THE THREE MONTHS ENDED MARCH 31, 2002
Balance, January 1, 2002                           9,452        $     95        $ 37,306         $(20,024)        $ 17,377
   Net loss for the period                            --              --              --           (5,867)          (5,867)
                                                   -----        --------        --------         --------         --------
                                                   9,452        $     95        $ 37,306         $(25,891)        $ 11,510
                                                   =====        ========        ========         ========         ========

FOR THE THREE MONTHS ENDED MARCH 31, 2003
Balance, January 1, 2003                           9,592        $     96        $ 37,788         $(10,097)        $ 27,787
   Net loss for the period                            --              --              --           (2,648)          (2,648)
                                                   -----        --------        --------         --------         --------
                                                   9,592        $     96        $ 37,788         $(12,745)        $ 25,139
                                                   =====        ========        ========         ========         ========



            See notes to condensed consolidated financial statements.

                      VARSITY BRANDS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                           2003          2002
                                                        --------      --------
Cash flows from operating activities:
   Net loss                                             $ (2,648)     $ (5,867)
   Adjustments to reconcile net loss to net
     cash used in operations:
      Depreciation and amortization:
         Amortization of debt issue costs                    129           161
         Other depreciation and amortization                 475           468
      Provision for losses on accounts receivable             75            42
      Deferred taxes                                      (1,700)         (410)
      Changes in assets and liabilities:
         (Increase) decrease in:
            Accounts receivable, trade                     4,332         6,165
            Inventories                                   (4,587)       (4,594)
            Prepaid expenses                                (767)       (1,060)
            Other receivables                                (93)          454
            Other assets                                      13            (2)
         Increase (decrease) in:
            Accounts payable                               4,366         3,472
            Accrued liabilities                           (2,681)       (3,278)
            Customer deposits                             (3,994)       (2,377)
                                                        --------      --------

Net cash used in operations                               (7,080)       (6,826)

Cash flows from investing activities:
   Capital expenditures                                     (584)         (182)
   Deferred organization costs                              (174)           --
                                                        --------      --------

Net cash used in investing activities                       (758)         (182)

Cash flows from financing activities:
   Debt issue costs                                           --            (3)
                                                        --------      --------

Net cash used by financing activities                         --            (3)
                                                        --------      --------

Net decrease in cash                                      (7,838)       (7,011)
Cash, beginning                                           18,821        14,397
                                                        --------      --------
Cash, ending                                            $ 10,983      $  7,386
                                                        ========      ========


                 See notes to consolidated financial statements.

                      VARSITY BRANDS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The condensed consolidated financial statements represent Varsity Brands, Inc. ("Varsity" or the "Company") and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. These statements are unaudited, and in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of the Company's condensed consolidated financial position and the condensed consolidated results of its operations and cash flows at March 31, 2003 and 2002 and for the periods then ended. Certain information and footnote disclosures made in the Company's last Annual Report on Form 10-K have been condensed or omitted for these interim statements. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected during the remainder of 2003.

2.   EARNINGS PER SHARE

     Net loss per share amounts have been computed by dividing the net loss by the weighted average number of outstanding common shares. Diluted earnings per share for the three months ended March 31, 2003 and 2002 is equal to basic earnings per share since potentially dilutive securities, which include convertible debt and Common Stock options, were not dilutive due to the net losses incurred.

3.   RECEIVABLES

     Accounts receivable include unbilled shipments of approximately $1,261,000, $639,000 and $966,000 at March 31, 2003, December 31, 2002 and March 31, 2002,
respectively. It is the Company's policy to record revenues when the related goods have been shipped. Unbilled shipments represent receivables for shipments that have not yet been invoiced. These amounts relate principally to partial shipments to customers who are not invoiced until their order is shipped in its entirety or customers with orders containing other terms that require a deferral in the issuance of the invoice. Management believes that substantially all of these unbilled receivables will be invoiced within the current sales season.

4.   INVENTORIES

        Inventories consist of the following:
        (In thousands)                     March 31,    December 31,   March 31,
                                             2003           2002          2002
                                           -------------------------------------
        Finished goods                      $9,210         $5,012         $9,220
        Raw materials                        3,188          2,799          3,237
                                           -------------------------------------
                                           $12,398         $7,811        $12,457
                                           =====================================

5.   SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest was $3,491,000 and $3,921,000 for the three-month periods ended March 31, 2003 and 2002, respectively.

6.   INCOME TAXES

     Operating results from continuing operations for the three-month periods ended March 31, 2003 and 2002 reflect a tax benefit based on the anticipated effective annual tax rate for that year. The 2003 anticipated effective tax rate is estimated based upon anticipated income and non-deductible expenses for the year. The 2002 anticipated effective annual tax rate is estimated based on remaining net operating loss carryforwards and anticipated income and non-deductible expenses for the year. The actual tax rate for the year could vary substantially from the anticipated rate due to the use of these estimates.

7.   SEGMENT INFORMATION

     Net revenues and income or loss from operations for the Company's two reportable segments are as follows:

                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                      -------------------------
                                                         2003          2002
                                                      -------------------------
                                                            (In thousands)
         Net revenues:

            Uniforms and accessories                  $   6,401     $  5,654
            Camps and events                             17,287       13,039
                                                      -----------   ----------
               Consolidated total                     $  23,688     $ 18,693
                                                      ===========   ==========

         Income (loss) from operations:

            Uniforms and accessories                  $  (3,852)    $ (4,332)
            Camps and events                              1,900          696
            Corporate and unallocated expenses             (484)        (515)
                                                      -----------   ----------
               Consolidated total                     $  (2,436)    $ (4,151)
                                                      ===========   ==========

     8.   ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board has issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 became effective January 1, 2003. The new rules apply to all entities that have legal obligations associated with the retirement of a tangible long-lived asset. The entity should recognize a liability for an asset retirement obligation if (a) the entity has a duty or responsibility to settle an asset retirement obligation, (b) the entity has little or no discretion to avoid the future transfer or use of the assets, and (c) the transaction or other event obligating the entity has occurred. The Company does not believe this pronouncement will have a material impact on its financial statements.

         In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Recission of FASB Statements 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections" ("SFAS No. 145"). Among other provisions, SFAS No. 145 rescinds FASB Statement 4 "Reporting Gains and Losses from Extinguishment of Debt." Accordingly, gains or losses from extinguishment of debt should not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of Accounting Principles Board Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB 30"). Gains and losses from extinguishment of debt, which do not meet the criteria of APB 30, should be reclassified to income from continuing operations in all prior periods presented. The provisions of SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, the Company anticipates that it will reclassify gains on early extinguishment of debt and related taxes previously recorded as extraordinary items to other income and provision for taxes, respectively.

         On June 1, 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses the accounting and reporting for costs associated with exit or disposal activities. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. This pronouncement became effective as of January 1, 2003 and will impact any exit or disposal activities the Company initiates after that date.

         In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure: an amendment of FASB Statement 123" ("SFAS No. 148"). SFAS No. 148 provides alternative transition methods for a voluntary change in the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the pro forma effect on reported results of applying the fair value based method for entities that use the intrinsic value method of accounting. The pro forma effect disclosures are also required to be prominently disclosed in the interim period financial statements. These provisons of SFAS No. 148 become effective for financial statements for fiscal years ending after December 15, 2002 and are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.

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

     9.    SUBSEQUENT EVENTS

         On April 21, 2003, the Company entered into a definitive Agreement and Plan of Merger whereby the Company will be acquired by the Company's Senior Management and a wholly-owned subsidiary of an affiliate of Leonard Green & Partners, L.P., a private merchant banking firm. Under the terms of the agreement, all of the Company shareholders will receive $6.57 per share in cash upon the closing of the transaction, other than those members of Senior Management who will exchange a portion of their equity holdings in the Company for equity in the surviving corporation. The balance of Senior Management's equity holdings in the Company will be acquired or cancelled for the same consideration that all of the Company's other stockholders are receiving for their equity interest in the Company. The aggegate value of the merger transaction is approximately $130.9 million, including the repayment of indebtedness.

         The closing of this transaction is subject to certain terms and conditions customary for transactions of this type, including but not limited to approval by the Company's stockholders. Mr. Jeffrey G. Webb, the Company's chief executive officer (who will be the chief executive officer of the surviving corporation after the closing of the transaction), along with certain other members of the Company's current and former management, and certain members of the Company's Board of Directors, who collectively own approximately 47% of the outstanding shares of the Company's common stock, have agreed to vote their shares in favor of the transaction. The closing of the transaction may also be subject to anti-trust clearance and will be subject to the successful completion of a tender offer for at least a majority of the Company's outstanding 10.5% senior notes due 2007. The closing is not subject to financing.

         Approval of the Company's stockholders will be solicited by the Company by means of a proxy statement that will be mailed to stockholders upon completion of the requisite Securities and Exchange Commission filing and review process. Simultaneously, the Company will make a tender offer for the Company's outstanding 10.5% senior notes which will be conditioned upon, and effected simultaneously with, the closing of the merger transaction. The Company currently anticipates closing the transaction in the third quarter of this year.

         Upon completion of the merger, the Company will become a private entity, however, there are no assurances that the Company will be able to complete the merger as currently contemplated for various reasons, including but not limited to, the failure to receive the necessary stockholder approval and, if required, anti-trust clearance, the failure to effect a successful tender offer for at least a majority of the Company's 10.5% senior notes due 2007 in a timely manner, or at all, or the failure to satisfy various closing conditions set forth in the definitive Agreement and Plan of Merger.

     10.    RECLASSIFICATION OF PRIOR PERIODS

       Certain prior period balances have been reclassified to conform to current year presentation.

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS

         Overview and seasonality

         Operations for the three-month period ended March 31, 2003 resulted in a net loss of $2.6 million, or $0.28 per share, as compared to a net loss of $5.9 million, or $0.62 per share, for the first quarter of 2002.

         The loss from operations for the first quarter of 2003 decreased by $1.8 million, or 41.3%, to $2.4 million from $4.2 million in the first quarter of 2002. The Company benefited from increases in revenues and gross margins combined with decreases in selling, general and administrative expenses as a percentage of sales, as described in more detail in the discussion which follows this overview.

         The loss in the first quarter of 2003 was anticipated and is consistent with the seasonality of the Company's business. In recent years, the Company's operations have been profitable in the second and third quarters, with the third quarter typically the strongest, while losses have typically been incurred in the first and fourth quarters. The factors influencing this seasonal pattern were discussed in the Company's last Annual Report on Form 10-K.

         Revenues

         Revenues for the three-month period ended March 31, 2003 increased by $5.0 million, or 26.7%, to $23.7 million from $18.7 million in the first quarter of 2002.

         Revenues from the sale of uniforms and accessories increased by $0.7 million, or 13.2%, to $6.4 million in the first quarter of 2003 from $5.7 million for the first quarter of 2002. This increase was attributable to an overall strong increase in product sales at the Company's national championships combined with increased sales of dance and recital wear to the studio dance market. These increases were offset by slight decreases in sales of the Company's other uniform and accessories lines. The increase in special event product sales is directly attributable to an increase in the number of participants at these events. The increase in studio dance and recital sales is attributable to increased market penetration of the Company's studio dance line. The Company is currently in its second year of offering dance and recital apparel to the studio dance market.

         Revenues from camps and events increased by $4.3 million, or 32.6%, to $17.3 million in the first quarter of 2003 from $13.0 million in the first quarter of 2002. The increase in revenues for the three-month period is directly attributable to an increase in the number of participants at the Company's regional and national cheerleading and dance team championships and at the Company's studio dance competitions and conventions, as compared to the prior year.

  Gross Profit

         Gross profit for the first quarter of 2003 increased by 40.1% to $9.2 million from $6.6 million in the first quarter of 2002. Gross margin rates increased by 3.7 percentage points to 38.8% in the first quarter of 2003 from 35.1% in the first quarter of 2002.

         Gross margin rates for the uniforms and accessories segment increased to 36.6% in the first quarter of 2003 from 28.1% in the first quarter of 2002. These increases are a result of higher margins earned on the special event merchandise and studio dance apparel as compared to our other uniform lines.

         Gross margin rates for the camps and events segment increased to 39.6% in the first quarter of 2003 from 38.2% in the first quarter of 2002. The increase is primarily due to a increase in the national championship attendance combined with the effects of spreading certain fixed production costs over a larger revenue base.

  Selling, general and administrative

         Selling, general and administrative expenses decreased as a percentage of revenues to 49.1% in the first quarter of 2003 from 57.3% in the first quarter of 2002. The improvement is principally due to economies of scale realized by spreading fixed and certain variable administrative expenses over a greater revenue base.

         Selling, general and administrative expenses as a percentage of revenues with respect to the uniforms and accessories segment decreased to 97% in the first quarter of 2003 from 101% in the first quarter of 2002. The high level of selling, general and administrative costs as a percentage of uniforms and accessories revenue is expected during the first quarter due to the seasonality of the segment's operations combined with the recognition of expenses, during the first quarter, associated with producing and mailing the Company's catalogs and hosting the annual national sales meeting. These gains were due to improved economies of scale.

         Selling, general and administrative expense ratios for the camps and events segment improved to 28.7% in the first quarter of 2003 from 32.8% in the first quarter of 2002. These gains are due to improved economies of scale.

  Interest Expense

         Interest expense decreased to $1.9 million in the first quarter of 2003 from $2.1 million in the first quarter of 2002. The decrease is due to the reduced carrying amount of both the Company's 10.5% Senior Notes and the 4.1% Subordinated Convertible Debt.

  Income Taxes

         Operating results from continuing operations for the three-month periods ended March 31, 2003 and 2002 include an income tax benefit based on the anticipated effective annual tax rate for that year. The 2003 anticipated effective annual rate is estimated based on the expected income and non-deductible expenses for the year. The 2002 anticipated effective annual tax rate is estimated based on the expected utilization of remaining net operating loss carryforwards and anticipated income and non-deductible expenses for the year. The actual tax rate for the year could vary substantially from the anticipated rate due to the use of these estimates.

  Liquidity and Capital Resources

         The seasonality of the Company's working capital needs is impacted by three key factors. First, a significant portion of the products the Company sells are shipped during the late spring, summer and early fall period on dated-payment terms, with the related receivables becoming due when the school year begins during the following July to October period. Second, the Company incurs costs related to the Company's summer camp business during the first and second quarters as the Company prepares for the upcoming camp season, while camp revenues are mostly collected in the June to August time period. Lastly, the outstanding balance of the Company's publicly held debt impacts the Company's working capital requirements as semi-annual interest payments on our currently $66.0 million of 10.5% Senior Notes outstanding come due each January and July.

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

         At March 31, 2003 and 2002, there were no outstanding balances due under the credit facility. The Company had approximately $716,000 of open letter of credit agreements outstanding as of May 12, 2003.

         The 10.5% Senior Notes contain covenants that, among other things, restrict the level of other indebtedness that the Company may incur, the amount of investments it may make in other businesses, the sale of assets and use of proceeds therefrom and the payments of dividends. The senior notes also restrict payment of junior indebtedness prior to the maturity of the junior indebtedness.

         The Company's current debt service obligations are significant and, accordingly, the Company's ability to meet its debt service and other obligations will depend on the Company's future performance and is subject to financial, economic and other factors, some of which are beyond the Company's control. Furthermore, due to the seasonality of the Company's working capital demands described above, year-over-year growth in the Company's business and working capital requirements could lead to higher debt levels in future periods. Management believes operating cash flow together with funds available from the Company's credit facility will be sufficient to fund the Company's current debt service, seasonal and other working capital requirements.

         Net cash used by operations increased from $6.8 million for the period ended March 31, 2002 to $7.1 million for the period ended March 31, 2003. The increase is primarily due to a change in the timing of the receipt of customer deposits for the Company's regional and national championships and a reduction in the receipt of customer accounts receivable payments.

         Net cash used in investing activities increased from $0.2 million in the period ended March 31, 2002 to $0.8 million in the period ended March 31, 2003. This increase is due to an expected increase in capital expenditures in 2003 combined with the capitalization of certain merger related expenses.

Critical Accounting Policies

         ACCOUNTS RECEIVABLE: The majority of the Company's accounts receivables arise from the sale of cheerleading and dance team uniforms and accessories to high schools, junior high schools and all-star/youth groups throughout the United States. Except as described in Note 3 to the condensed consolidated financial statements, accounts receivable are due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due and the Company's previous loss history. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The company fully reserves all service charges assessed on past due accounts. Service charge payments subsequently received are recognized as income at the time of payment.

         INVENTORIES: Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and include material, labor and factory overhead, net of an allowance for discontinued inventory. The Company determines its allowance based on a variety of factors, the most important of which being the inclusion/exclusion of the inventory item from the Company's current catalog. Items no longer included in the catalog are reserved at 100% of cost.

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

Risk Factors

Restrictive Covenants and Asset Encumbrances

         The Company's debt instruments contain numerous restrictive covenants that limit the discretion of the management of the Company with respect to certain business matters. These covenants place significant restrictions on, among other things, the ability of the Company to incur additional indebtedness, to create liens or other encumbrances, to pay dividends or make other restricted payments, to make investments, loans and guarantees and to sell or otherwise dispose of a substantial portion of assets to, or merge or consolidate with, another entity. The Company's debt instruments also contain a number of financial covenants that require the Company to meet certain financial ratios and tests and provide that a Change of Control (as defined therein) constitutes an event of default. A failure to comply with the obligations contained therein, if not cured or waived, could permit acceleration of the related indebtedness and acceleration of indebtedness under other instruments that contain cross-acceleration or cross-default provisions. In addition, the Company has pledged substantially all of its assets to secure its senior bank debt, which is a revolving line of credit. In the case of an event of default under the Company's senior bank debt, the lenders thereunder would be entitled to exercise the remedies available to a secured lender under applicable law. If the Company were obligated to repay all or a significant portion of its indebtedness, there can be no assurance that the Company would have sufficient cash to do so or that the Company could successfully refinance such indebtedness. Other indebtedness of the Company that may be incurred in the future may contain financial or other covenants more restrictive than those applicable to the Company's existing debt instruments.

Seasonality and Quarterly Fluctuations

         Varsity's business and results of operations are highly seasonal and follow a similar annual pattern. With respect to Varsity's cheerleader and dance team camps, such camps are held exclusively in the summer months. Sales of Varsity's cheerleader, dance team and booster club uniforms and accessories primarily occur prior to the beginning of the school year. Accordingly, a substantial portion of Varsity's annual revenues and all of its net income is generated in the second and third quarters of each calendar year, while the first and fourth quarters have historically resulted in net losses. Varsity's working capital needs have generally followed a similar pattern reaching their peak at the end of the first calendar quarter and continuing through the second quarter. This period follows Varsity's off-season period during which it generates only nominal revenues while incurring expenditures in preparation for its approaching peak season. Varsity has typically incurred seasonal borrowings during this period which it has historically eliminated during the third quarter as it receives prepayments on camp tuition and fees. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Overview and seasonality."

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Item 2.  Changes in Securities

                None

Item 3.Defaults upon Senior Securities

                None

Item 4.Submission of Matters to a Vote of Security Holders

                None

Item 5.Other Information

                None

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:

                (2) PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT LIQUIDATION OR SUCCESSION

                        2.1 Agreement and Plan of Merger by and among Varsity Brands, Inc., and VBR Holding Corporation and VB Merger Corporation, dated as of April 21, 2003, incorporated herein by reference to Exhibit 2.1 of the Cmpany's Current Report on Form 8-K dated April 23, 2003 and filed with the Securities and Exchange Commission on April 22, 2003

                        2.2 Form of Voting Agreement by and between certain stockholders of Varsity Brands, Inc. and VBR Holding Corporation, dated as of April 21, 2003, incorporated herein by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K dated April 21, 2003 and filed with the Securities and Exchange Commission on April 22, 2003

                (99) OTHER INFORMATION

                        99.1 Certification of Jeffrey G. Webb Pursuant to 18
                             U.S.C. Section 1350, as Adpoted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                        99.2 Certification of John M. Nichols Pursuant to 18
                             U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K:

             A Current Report on Form 8-K dated April 21, 2003 was filed with the Securities and Exchange Commission on April 22, 2003 reporting the Company's entering into a definitive Agreement and Plan of Merger by and among Varsity Brands, Inc. VBR Holding Corporation and VB Merger Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           VARSITY BRANDS, INC.


Date:    May 15, 2003                 By:  /s/ Jeffrey G. Webb
                                                  President and
                                                  Chief Executive Officer


Date:    May 15, 2003                 By:  /s/ John M. Nichols
                                                  Chief Financial Officer and
                                                  Principal Accounting Officer

                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Jeffrey G. Webb, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Varsity Brands, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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


Dated:   May 15, 2003                             /s/ JEFFREY G. WEBB
                                                  -------------------
                                                  Jeffrey G. Webb
                                                  President and
                                                  Chief Executive Officer

                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, John M. Nichols, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Varsity Brands, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            (d) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (e) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated: May 15, 2003                              /s/ JOHN M. NICHOLS
                                                 -------------------
                                                 John M. Nichols
                                                 Senior Vice President and
                                                 Chief Financial Officer