Form 10-K/A
period 2002-12-31
VARSITY BRANDS INC
filed 2003-07-11
CIK 874786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Mark One)
☒ AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-19298

VARSITY BRANDS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-2890400 (I.R.S. Employer Identification No.)

6745 Lenox Center Court, Suite 300, Memphis, Tennessee 38115
(Address of principal executive offices, including zip code)

Registrant's telephone number, including area code: (901) 387-4300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, $.01 par value (Title of Class)	Name of each exchange on which registered American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
 [none]

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        The aggregate market value of the 5,004,893 shares of outstanding voting stock held by non-affiliates of the Registrant, computed by reference to the last sale price of the Registrant's Common Stock on March 21, 2003, is $23,472,948.

        As of March 21, 2003, the Registrant had 9,592,250 shares of Common Stock, $.01 par value per share, outstanding.

        The Registrant hereby amends the signature page of its Annual Report on Form 10-K for the fiscal year ended December 31, 2002, which was filed with the Commission on March 31, 2003, to reflect the correct title of Mr. John M. Nichols as being both Chief Financial Officer and Principal Accounting Officer.

        In all other respects the Registrant's Annual Report on Form 10-K remains the same.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-K for 2002 to be signed on its behalf by the undersigned, thereunto duly authorized.

VARSITY BRANDS, INC.
Dated: July 11, 2003	By:	/s/ JEFFREY G. WEBB Jeffrey G. Webb Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JOHN M. NICHOLS John M. Nichols	Chief Financial Officer and Principal Accounting Officer	March 31, 2003

CERTIFICATIONS PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Jeffrey G. Webb, certify that:

  1.
  I have reviewed this amendment to the annual report on Form 10-K/A of Varsity Brands, Inc.;

  2.
  Based on my knowledge, this amendment to the annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amendment to the annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this amendment to the annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amendment to the annual report;

  4.
  The registrants's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  (a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amendment to the annual report is being prepared;

  (b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amendment to the annual report (the "Evaluation Date"); and

  (c)
  presented in this amendment to the annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

  6.
  The registrant's other certifying officers and I have indicated in this amendment to the annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: July 11, 2003	/s/ Jeffrey G. Webb President Chief Executive Officer

CERTIFICATION

I, John M. Nichols, certify that:

  1.
  I have reviewed this amendment to the annual report on Form 10-K/A of Varsity Brands, Inc.;

  2.
  Based on my knowledge, this amendment to the annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amendment to the annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this amendment to the annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amendment to the annual report;

  4.
  The registrants's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  (a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amendment to the annual report is being prepared;

  (b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amendment to the annual report (the "Evaluation Date"); and

  (c)
  presented in this amendment to the annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

  6.
  The registrant's other certifying officers and I have indicated in this amendment to the annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: July 11, 2003	/s/ John M. Nichols Senior Vice President Chief Financial Officer