Form 10-Q
period 2003-06-30
VARSITY BRANDS INC
filed 2003-08-14
CIK 874786

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2003

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

9,592,250 Common Shares as of August 8, 2003

VARSITY BRANDS, INC.

INDEX

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

        This report contains certain statements that are "forward-looking" statements under the federal securities laws that are based on the beliefs of management as well as assumptions made by and information currently available to management. Forward-looking statements appear throughout Note 10 of the "Notes to Condensed Consolidated Financial Statements' entitled "Proposed Merger" regarding the Company's proposed acquisition by the Company's Senior Management and a wholly-owned subsidiary of Leonard Green & Partners, L.P. Certain factors could cause actual results to differ materially from those in such forward looking statements including, without limitation, (i) the failure to receive the necessary stockholder approval or effect the successful tender offer for at least a majority of the Company's 10.5% senior notes due 2007 in a timely manner, or at all, and (ii) the failure to satisfy various closing conditions set forth in the definitive Agreement and Plan of Merger. Forward looking statements also appear throughout Item 2 of Part I, "Management's Discussion and Analysis of Financial Condition and Results of Operations" concerning the Company's seasonal patterns of working capital and revenue and operating results in its business. Certain factors could cause actual results to differ materially from those in the forward-looking statements including without limitation, (i) continuation of historical seasonal patterns of demand for the Company's products and the Company's ability to meet the demand; (ii) actions by competitors, including without limitation new product introductions; (iii) the loss of domestic or foreign suppliers; (iv) changes in business strategy or new product lines and the Company's ability to successfully implement these; (v) moderation of uniform and accessories revenue growth; and (vi) changes in interest rates and general economic conditions. These "forward-looking statements" are based on currently available information and plans. They are inherently uncertain, and investors must recognize that events could turn out to be significantly different from the Company's expectations.

VARSITY BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

	June 30, 2003	December 31, 2002	June 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$8,780	$18,821	$3,359
Accounts receivable, trade less allowance for doubtful accounts ($484, $441 and $321, respectively)	34,720	12,067	34,292
Inventories	14,145	7,811	14,121
Prepaid expenses	5,789	4,337	4,575
Other receivables	287	254	273
Deferred taxes	1,470	2,770	2,173

Total current assets	65,191	46,060	58,793
Property, plant and equipment, less accumulated depreciation ($5,319, $5,081 and $4,870, respectively)	3,427	3,459	3,806
Deferred taxes	660	660	—
Goodwill, less accumulated amortization of $9,595	66,596	66,596	66,596
Intangibles and deferred charges, less accumulated amortization ($3,921, $3,545 and $3,204, respectively)	1,810	2,186	2,252
Other assets	549	597	632

	$138,233	$119,558	$132,079

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,525	$5,225	$16,208
Accrued liabililties	7,084	7,068	8,790
Customer deposits	13,651	7,318	13,100
Current portion of long-term debt	2,375	2,375	1,375

Total current liabilities	38,635	21,986	39,473
Long-term debt	69,785	69,785	72,160
Deferred taxes	—	—	188
Contingent liabilities	—	—	—
Stockholders' equity:
Preferred stock	—	—	—
Common stock	96	96	95
Additional paid-in capital	37,788	37,788	37,306
Accumulated deficit	(8,071)	(10,097)	(17,143)

	29,813	27,787	20,258

	$138,233	$119,558	$132,079

See notes to condensed consolidated financial statements.

VARSITY BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except for per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net revenues:
Uniforms and accessories	$39,303	$42,047	$45,704	$47,701
Camps and events	15,198	15,323	32,485	28,362

	54,501	57,370	78,189	76,063
Cost of revenues:
Uniforms and accessories	19,739	21,400	23,799	25,466
Camps and events	10,417	10,669	20,850	18,732

Cost of revenues	30,156	32,069	44,649	44,198

Gross profit	24,345	25,301	33,540	31,865
Selling, general and administrative expenses	14,762	14,035	26,393	24,750

Income from operations	9,583	11,266	7,147	7,115
Other expense
Interest expense, net	1,909	2,048	3,821	4,174
Gain on retirement of debt	—	(150)	—	(150)

Total other expense	1,909	1,898	3,821	4,024

Operating income before income taxes	7,674	9,368	3,326	3,091
Incomes taxes	3,000	620	1,300	210

Net income	$4,674	$8,748	$2,026	$2,881

Net income per share
Basic	$0.49	$0.93	$0.21	$0.30
Diluted	$0.40	$0.79	$0.18	$0.27
Weighted average number common and common equivalent shares outstanding:
Basic	9,592	9,452	9,592	9,452
Diluted	11,752	11,233	11,587	11,163

See notes to condensed consolidated financial statements.

VARSITY BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands)

	Common Stock			Retained Earnings (Accumulated deficit)
			Additional paid-in Capital		Total Stockholders' Equity
	Shares	Amount
For the six months ended June 30, 2002
Balance, January 1, 2002	9,452	$95	$37,306	$(20,024)	$17,377
Net income for the period	—	—	—	2,881	2,881

	9,452	$95	$37,306	$(17,143)	$20,258

For the six months ended June 30, 2003
Balance, January 1, 2003	9,592	$96	$37,788	$(10,097)	$27,787
Net income for the period	—	—	—	2,026	2,026

	9,592	$96	$37,788	$(8,071)	$29,813

See notes to condensed consolidated financial statements.

VARSITY BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Cash flows from operating activities:
Net income	$4,674	$8,748	$2,026	$2,881
Adjustments to reconcile net income to net cash provided by (used in) continuing operations:
Depreciation and amortization:
Amortization of debt issue costs	129	122	258	253
Other depreciation and amortization	464	480	938	989
Provision for losses on accounts receivable	50	64	125	106
Deferred taxes	3,000	620	1,300	210
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable, trade	(27,115)	(28,070)	(22,778)	(21,905)
Inventories	(1,747)	(1,664)	(6,334)	(6,258)
Prepaid expenses	(685)	422	(1,452)	(638)
Other receivables	238	3,086	(33)	3,540
Other assets	35	(71)	48	(73)
Increase (decrease) in:
Accounts payable	5,934	6,845	10,300	10,317
Accrued liabilities	2,697	3,411	16	133
Customer deposits	10,327	10,154	6,333	7,777

Net cash provided by (used in) operations	(1,999)	4,147	(9,253)	(2,668)
Cash flows from investing activities:
Capital expenditures	(204)	(125)	(788)	(318)

Net cash used in investing activities	(204)	(125)	(788)	(318)
Cash flows from financing activities:
Borrowings under line-of-credit agreement	—	7,200	—	7,200
Repayments under line-of-credit agreement	—	(7,200)	—	(7,200)
Redemption of senior bonds	—	(8,049)	—	(8,049)
Debt issue costs	—	—	—	(3)

Net cash used in financing activities	—	(8,049)	—	(8,052)

Net decrease in cash	(2,203)	(4,027)	(10,041)	(11,038)
Cash, beginning	10,983	7,386	18,821	14,397

Cash, ending	$8,780	$3,359	$8,780	$3,359

See notes to consolidated financial statements.

VARSITY BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1    Basis of presentation

        The condensed consolidated financial statements represent Varsity Brands, Inc. ("Varsity" or the "Company") and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. These statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of the Company's condensed consolidated financial position and the condensed consolidated results of its operations and cash flows at June 30, 2003 and 2002 and for the periods then ended. Certain information and footnote disclosures made in the Company's last Annual Report on Form 10-K have been condensed or omitted for these interim statements. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected during the remainder of 2003.

2    Earnings per share

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

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net income
Earnings—numerator
Net income	$4,674	$8,748	$2,026	$2,881
Effect of assumed conversion of convertible debt, when dilutive—interest savings	52	94	104	188

Numerator for diluted per share computation	$4,726	$8,842	$2,130	$3,069

Shares—denominator
Weighted average number of outstanding common shares	9,592	9,452	9,592	9,452
Weighted average common equivalent shares:
Options, assumed exercise of dilutive options, net of treasury shares which could have been purchased from the proceeds of the assumed exercise based on average market prices	463	84	298	14
Convertible debt, assumed conversion when dilutive	1,697	1,697	1,697	1,697

Denominator for diluted per share computation	11,752	11,233	11,587	11,163

3    Receivables

        Accounts receivable include unbilled shipments of approximately $13,129,000, $639,000 and $11,628,000 at June 30, 2003, December 31, 2002 and June 30, 2002, respectively. It is the Company's policy to record revenues when the related goods have been shipped. Unbilled shipments represent receivables for shipments that have not yet been invoiced. These amounts relate principally to partial shipments to customers who are not invoiced until their order is shipped in its entirety or customers with orders containing other terms that require a deferral in the issuance of the invoice. Management believes that substantially all of these unbilled receivables will be invoiced within the current sales season.

4    Inventories

        Inventories consist of the following:

(In thousands)	June 30, 2003	December 31, 2002	June 30, 2002
Finished goods	$9,734	$5,012	$8,879
Raw materials	4,411	2,799	5,242

	$14,145	$7,811	$14,121

5    Supplemental cash flow information

        Cash paid for interest was $147,000 and $463,000 for the three-month periods ended June 30, 2003 and 2002, respectively, and $3,638,000 and $4,384,000 for the six-month periods ended June 30, 2003 and 2002, respectively.

6    Income taxes

        Operating results from continuing operations for the three-month and six-month periods ended June 30, 2003 and 2002 reflect a tax expense based on the anticipated effective annual tax rate for that year. The 2003 anticipated effective tax rate is estimated based upon anticipated income and non-deductible expenses for the year. The 2002 anticipated effective annual tax rate is estimated based on remaining net operating loss carryforwards and anticipated income and non-deductible expenses for the year. The actual tax rate for the year could vary substantially from the anticipated rate due to the use of these estimates.

7    Stock-Based Compensation

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

        The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock based compensation:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(In thousands)		(In thousands)
	except per share data
Net income, as reported	$4,674	$8,748	$2,026	$2,881
Deduct: Total stock-based employee compensation expense determined under the fair value based method	114	123	228	247

Pro-forma net income	$4,560	$8,625	$1,798	$2,634

Earnings per share:
Basic—as reported	$0.49	$0.93	$0.21	$0.30
Basic—pro-forma	$0.48	$0.91	$0.19	$0.28
Diluted—as reported	$0.40	$0.79	$0.18	$0.27
Diluted—pro-forma	$0.39	$0.78	$0.16	$0.25

8    Segment Information

        Net revenues and income from operations for the Company's two reportable segments are as follows:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(In thousands)		(In thousands)
Net revenues:
Uniforms and accessories	$39,303	$42,047	$45,704	$47,701
Camps and events	15,198	15,323	32,485	28,362

Consolidated total	$54,501	$57,370	$78,189	$76,063

Income from operations:
Uniforms and accessories	$10,455	$11,223	$6,603	$6,891
Camps and events	571	516	2,471	1,212
Corporate and unallocated expenses	(1,443)	(473)	(1,927)	(988)

Consolidated total	$9,583	$11,266	$7,147	$7,115

9    Accounting Pronouncements

        The Financial Accounting Standards Board has issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 became effective January 1, 2003. The new rules apply to all entities that have legal obligations associated with the retirement of a tangible long-lived asset. The entity should recognize a liability for an asset retirement obligation if (a) the entity has a duty or responsibility to settle an asset retirement obligation, (b) the entity has little or no discretion to avoid the future transfer or use of the assets, and (c) the transaction or other event obligating the entity has occurred. The Company does not believe this pronouncement will have a material impact on its financial statements.

        In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Recission of FASB Statements 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections" ("SFAS No. 145"). Among other provisions, SFAS No. 145 rescinds FASB Statement 4 "Reporting Gains and Losses from Extinguishment of Debt." Accordingly, gains or losses from extinguishment of debt should not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of Accounting Principles Board Opinion 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB 30"). Gains and losses from extinguishment of debt, which do not meet the criteria of APB 30, should be reclassified to income from continuing operations in all prior periods presented. The provisions of SFAS No. 145 became effective for fiscal years beginning after May 15, 2002. The Company has applied the provisions of SFAS No. 145 as of January 1, 2003.

        On June 1, 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses the accounting and reporting for costs associated with exit or disposal activities. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. This pronouncement became effective as of January 1, 2003 and will impact any exit or disposal activities the Company initiates after that date.

        In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure: an amendment of FASB Statement 123" ("SFAS No. 148"). SFAS No. 148 provides alternative transition methods for a voluntary change in the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the pro forma effect on reported results of applying the fair value based method for entities that use the intrinsic value method of accounting. The pro forma effect disclosures are also required to be prominently disclosed in the interim period financial statements. These provisons of SFAS No. 148 became effective for financial statements for fiscal years ending after December 15, 2002 and are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The adoption of the interim disclosure provisions of SFAS No. 148 did not have a material impact on the Company's financial position and results of operations.

        In January 2003, the Financial Accounting Standards Board issued FIN 46, "Consolidation of Variable Interest Entities—An Interpretation of ARB 51" ("FIN 46"). FIN 46 is effective immediately for any variable interest entity created after January 31, 2003 and to variable interest entities that an enterprise acquires an interest in after that date. The statement includes disclosure requirements that must be met and may require the reporting entity to consolidate those variable interest entities which meet certain requirements. This pronouncement will become effective as of the first interim or fiscal period beginning after June 15, 2003 and will impact any variable interest entity activities the Company inititates after that date. The Company does not believe this pronouncement will have a material impact on its financial statements.

        In April 2003, the Financial Accounting Standards Board issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and clarifies when a derivative contains a financing component. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30,

2003. The Company does not believe this pronouncement will have a material impact on its financial statements.

        In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe this pronouncement will have a material impact on its financial statements.

10    Proposed Merger

        On April 21, 2003, the Company entered into a definitive Agreement and Plan of Merger whereby the Company will be acquired by a wholly-owned subsidiary of an affiliate of Leonard Green & Partners, L.P., together with members of the Company's Senior Management. Under the terms of the agreement, all of the Company stockholders will receive $6.57 per share in cash upon the closing of the transaction, other than those members of Senior Management who will exchange a portion of their equity holdings in the Company for equity in the surviving corporation. The balance of Senior Management's equity holdings in the Company will be acquired or cancelled for the same consideration that all of the Company's other stockholders are receiving for their equity interest in the Company. The aggegate value of the merger transaction is approximately $164.2 million, including the repayment of indebtedness and related fees and expenses. Although the closing is not subject to financing, the merger transaction is expected to be funded through a combination of equity contributions by Green Equity Investors IV, L.P. (a private investment fund formed by Leonard Green & Partners) and the members of Senior Management participating in the transaction, new credit facilities with a syndicate of banks, and a private offering of senior subordinated notes. Leonard Green & Partners has received commitments from financial institutions in an amount that, when combined with the equity contributions, will be sufficient to fund these amounts.

        The closing of this transaction is subject to certain terms and conditions customary for transactions of this type, including but not limited to approval by the Company's stockholders. Mr. Jeffrey G. Webb, the Company's chief executive officer (who will be the chief executive officer of the surviving corporation after the closing of the transaction), along with eight (8) other individuals who are current and former members of management, or members of the Company's Board of Directors, who collectively own approximately 47% of the outstanding shares of the Company's common stock, have agreed to vote their shares in favor of the adoption of the merger agreement, the transaction contemplated thereby or any other actions necessary to consummate the merger. The closing of the transaction is also subject to the successful completion of a tender offer for at least a majority of the Company's outstanding 10.5% senior notes due 2007.

        Approval of the Company's stockholders is being solicited by the Company by means of a proxy statement that was mailed on August 13, 2003 to stockholders of record as of August 4, 2003. The proxy statement advised stockholders, among other things, that the special meeting of stockholders to vote on the transaction will be held on September 15, 2003 at 9:00 AM, Eastern Daylight Savings Time, in New York City. On August 13, 2003, the Company also commenced a tender offer for all of the $66.035 million aggregate principal amount of the Company's outstanding 10.5% senior notes, due 2007. The consummation of the tender offer is conditioned upon, and will be effected simultaneously with, the closing of the merger transaction. Pursuant to the terms of the tender offer, the Company will purchase the outstanding senior notes at a purchase price of $1,037.50 per $1,000 principal amount at maturity. The purchase price payment includes a consent fee paid only for senior notes validly tendered prior to a "consent payment deadline", which is expected to be 5:00 PM Eastern Daylight Savings time, in New York City, on August 26, 2003, unless extended.

        Upon completion of the merger, the Company will become a private entity, however, there are no assurances that the Company will be able to complete the merger as currently contemplated for various reasons, including but not limited to, the failure to receive the necessary stockholder approval, the failure to effect a successful tender offer for at least a majority of the Company's 10.5% senior notes due 2007 in a timely manner, or at all, or the failure to satisfy various closing conditions set forth in the definitive Agreement and Plan of Merger. The Company currently anticipates that closing of the transaction, which will be effected as soon as practicable upon the satisfaction of all closing conditions, will occur late in the third quarter of this year.

        In May 2003, the Company and its directors were named defendants in a lawsuit filed in Tennessee related to the proposed merger. The lawsuit alleges that the defendants breached their fiduciary and other duties owed to the Company's stockholders, in that the $6.57 per share merger consideration to be paid to our stockholders is unfair, was derived through an unfair process, and does not represent the value of our future prospects. The complaint also alleges that the defendants engaged in self-dealing without regard to conflicts of interest. The complaint seeks, among other things: injunctive relief prohibiting the Company from consummating the merger; and costs and disbursements related to the action, including reasonable attorneys' and experts' fees.

        The Company's directors and management believe that the allegations contained in the complaint are without merit and intend to contest the action vigorously. On June 16, 2003, the Company filed a motion to dismiss this lawsuit on the grounds that the lawsuit should proceed, if at all, in Delaware, the Company's state of incorporation. On July 9, 2003, plaintiff filed his opposition to the Company's motion to dismiss, and argument on this motion is currently scheduled to be heard on September 11, 2003.

        On August 13, 2003, the Company, its directors and Leonard Green & Partners, L.P. were named defendants in a lawsuit filed in the Delaware Court of Chancery related to the proposed merger, and in connection therewith a motion for expedited proceedings was also filed (collectively, the "Delaware Action"). The Delaware Action alleges, among other things, that the Company and its directors breached their fiduciary and other duties owed to the Company's stockholders, in that the Company's proxy statement contained material misstatements and failed to fully disclose all material facts; that the board of directors are interested or lack independence in connection with the proposed transaction and accordingly, the board bears the burden of establishing the entire fairness of the merger, which burden plaintiff alleges cannot be met; that the defendants failed to obtain the highest price reasonably available in connection with the sale of the Company; and that Leonard Green & Partners, L.P. aided and abetted the Company and its board of directors in breaching their fiduciary duties to the defendant. The Delaware Action seeks, among other things: injunctive relief, prohibiting the Company from consummating the merger; rescission of the proposed transaction; and damages and costs and disbursements related to the action, including attorneys' fees and experts' fees.

        The Company, its directors and Leonard Green & Partners, L.P., believe that the allegations contained in the Delaware Action are without merit and intend to contest the Delaware Action vigorously.

        As of May 27, 2003, the Company entered into a conversion agreement with the holder of the Company's 4.1% convertible debt. The conversion agreement provides that simultaneously with the consummation of the merger, the note will be deemed to be converted and the noteholder will have the right to receive $6.57 in cash for each of the Company's common shares into which the note would have been convertible, for a total of $9.1 million. If the merger is not consummated for any reason, the conversion agreement will be deemed null and void.

11    Reclassification of prior periods

        Certain prior period balances have been reclassified to conform to current year presentation.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  Overview and seasonality

        Operations for the three-month period ended June 30, 2003 resulted in a net income of $4.7 million, or $0.40 per share on a diluted basis, as compared to net income of $8.7 million, or $0.79 per share on a diluted basis, for the second quarter of 2002. The primary reasons for the decrease in net income are a decrease in revenues and an increase in income tax expense combined with professional fees incurred in conjunction with the proposed merger. Professional fees incurred in conjunction with proposed merger total approximately $1.0 million and are included in selling, general and administrative expenses. Such changes are described in more detail in the discussion which follows this overview. Net income for the six-month period ended June 30, 2003 decreased to $2.0 million, or $0.18 per share on a diluted basis, from $2.9 million, or $0.27 per share on a diluted basis, in the six-month period ended June 30, 2002.

        Income from operations for the second quarter of 2003 decreased $1.7 million, or 14.9%, to $9.6 million from $11.3 million in the second quarter of 2002. This decrease can be attributed to a decrease in revenues combined with professional fees incurred in conjunction with the proposed merger, partially offset by gross margin improvements. For the six-month period, income from operations stayed relatively flat with a minimal increase in 2003 to $7.15 million from $7.12 million in 2002. For the six-month period the Company benefitted from revenue increases and gross margin improvements. Such increases were partially offset by professional fees incurred in conjunction with the Company's proposed merger transaction.

        The Company's operations are highly seasonal. In recent years, the Company's operations have been profitable in the second and third quarters, with the third quarter typically the strongest, while losses have typically been incurred in the first and fourth quarters. The factors influencing this seasonal pattern were discussed in the Company's last Annual Report on Form 10-K.

  Revenues

        Revenues for the three-month period ended June 30, 2003 decreased by $2.9 million, or 5.0%, to $54.5 million from $57.4 million in the second quarter of 2002. For the six-month period ended June 30, 2003, revenues increased by $2.1 million, or 2.8%, to $78.2 million from $76.1 million in the first six months of 2002.

        Revenues from the sale of uniforms and accessories decreased by $2.7 million, or 6.5%, to $39.3 million in the second quarter of 2003 from $42.0 million for the second quarter of 2002. For the six-month period, uniform and accessories revenues decreased by $2.0 million, or 4.2%, to $45.7 million from $47.7 million in 2002. The decrease in revenues is primarily due to a combination of economic and weather factors. Poor weather during the spring delayed squad tryouts. These delays have resulted in a shift in the Company's uniform shipments from the second quarter into the third quarter. The Company has experienced a decline in uniform sales as a result of the continued poor economy. The Company has noticed that its large customers, defined by the Company as those customers ordering in excess of $10,000, have placed orders in 2003 which are significantly less, on average, than orders placed in 2002. For the six-month period ended June 30, 2003, these revenue decreases were slightly offset by an increase in product sales at the Company's national championships and increased sales of dance and recital wear to the studio dance market during the first quarter of 2003.

        Revenues from camps and events decreased by $0.1 million, or 0.8%, to $15.2 million in the second quarter of 2003 from $15.3 million in the second quarter of 2002. For the six-month period,

camp and events revenues increased $4.1 million, or 14.5%, to $32.5 million in 2003 from $28.4 million in 2002. The decrease in second quarter is primarily the product of a shift in camp attendance from the second quarter to the third quarter. Such decreases were partially offset by a tuition increase of approximately 4%. The increase in revenues for the six-month period is directly attributable to an increase in the number of participants at the Company's regional and national cheerleading and dance team championships and at the Company's studio dance competitions during the first quarter of 2003.

  Gross Profit

        Gross profit for the second quarter of 2003 decreased by $1.0 million, or 3.8%, to $24.3 million from $25.3 million in the second quarter of 2002 and for the six-month period increased by $1.6 million, or 5.3%, to $33.5 million in 2003 from $31.9 million in 2002. Gross margin rates increased by 0.6 percentage points to 44.7% in the second quarter of 2003 from 44.1% in the second quarter of 2002. For the six-month period, gross margin rates increased by 1.0 percentage points to 42.9% in 2003 from 41.9% in 2002.

        Gross margin rates for the uniforms and accessories segment increased to 49.8% in the second quarter of 2003 from 49.1% in the second quarter of 2002. For the six-month period the segment's margin rates increased to 47.9% in 2003 from 46.6% in 2002. Margin improvements for the quarter ended June 30, 2003 can be attributed to price reductions received from the Company's primary raw materials vendor combined with increased in-house capacity for lettering, reducing the Company's reliance on more expensive third party lettering. Margin increases for the six-month period ended June 30, 2003 are also partially attributable to higher margins earned on the special event merchandise and studio dance apparel as compared to our other uniform lines.

        Gross margin rates for the camps and events segment increased to 31.5% in the second quarter of 2003 from 30.4% in the second quarter of 2002. For the six-month period the segment's margin rates increased to 35.8% in 2003 from 34.0% in 2002. Gross margin increases for the three-month period ended June 30, 2003 are directly atttributable to the fact that facility and staff costs remained relatively flat combined with an overall tuition increase of approximately 4%. The increase in the gross margin rates for the six-month period ended June 30, 2003 is also due to an increase in the national championship attendance combined with the effects of spreading certain fixed production costs over the larger revenue base realized at the championship events.

  Selling, general and administrative

        Selling, general and administrative expenses increased as a percentage of revenues to 27.1% in the second quarter of 2003 from 24.5% in the second quarter of 2002. For the six-month period, selling, general and administrative expense rates increased to 33.8% for the six-month period ended June 30, 2003 from 32.5% in 2002. Included in selling, general and administrative costs is approximately $1.0 million of professional fees incurred in conjunction with the Company's proposed merger transaction. Exclusive of these professional fees, selling, general and administrative expenses increased as a percentage of revenues to 25.3% in the second quarter of 2003 while the expense rate for the six-month period ended June 30, 2003 remained consistent with 2002 at 32.5%. The overall increase in the expense rate during the second quarter of 2003 is primarily a function of the decrease in revenues realized during the second quarter.

        Selling, general and administrative expenses as a percentage of revenues with respect to the uniforms and accessories segment increased to 23.2% in the second quarter of 2003 from 22.0% in the second quarter of 2002. For the six-month period the segment's selling, general and administrative expense rate increased to 33.5% in 2003 from 31.4% in 2002. These increases are primarily due to the overall decrease in uniforms and accessories revenues during both the three-month and six-month periods ended June 30, 2003.

        Selling, general and administrative expense ratios for the camps and events segment increased to 27.7% in the second quarter of 2003 from 27.1% in the second quarter of 2002. For the six-month period, the segment's selling, general and administrative expense rate decreased to 28.2% in 2003 from 29.7% in 2002. The slight increase in the three-month expense ratio is attributable to the segment's slight revenue loss during the quarter as compared to changes in the Company's adminstrative expenditures. Specifically, the Company has incurred increased health and business insurance costs. The gains realized during the six month period are due to improved economies of scale realized on the increase in revenues realized at the Company's regional and national cheerleading and dance team championships during the first quarter of 2003.

  Interest Expense

        Interest expense for the three-month period ended June 30, 2003 decreased to $1.9 million for the second quarter of 2003 from $2.0 million for the second quarter of 2002. Interest expense for the six-month period ended June 30, 2003 decreased to $3.8 million from $4.2 million for the six-month period ended June 30, 2002. Such decreases were due to reduced carrying amounts of each of the Company's 10.5% Senior Notes, its 4.1% Subordinated Convertible Debt and its revolving line of credit.

        In April 2002, the Company repurchased $8.25 million of its 10.5% Senior Notes for a total cost, including commissions, of $7.9 million resulting in an gain of $0.2 million.

  Income Taxes

        Operating results from continuing operations for the three-month and six-month periods ended June 30, 2003 and 2002 include an income tax benefit based on the anticipated effective annual tax rate for that year. The 2003 anticipated effective annual rate is estimated based on the expected income and non-deductible expenses for the year. The 2002 anticipated effective annual tax rate is estimated based on the expected utilization of remaining net operating loss carryforwards and anticipated income and non-deductible expenses for the year. The actual tax rate for the year could vary substantially from the anticipated rate due to the use of these estimates.

  Liquidity and Capital Resources

        The seasonality of the Company's working capital needs is impacted by three key factors. First, a significant portion of the products the Company sells are shipped during the late spring, summer and early fall period on dated-payment terms, with the related receivables becoming due when the school year begins during the following July to October period. Second, the Company incurs costs related to the Company's summer camp business during the first and second quarters as the Company prepares for the upcoming camp season, while camp revenues are mostly collected in the June to August time period. Lastly, the outstanding balance of the Company's publicly held debt impacts the Company's working capital requirements as semi-annual interest payments on the Company's currently $66.0 million of 10.5% Senior Notes outstanding come due each January and July.

        To finance these seasonal working capital demands, the Company maintains a credit facility in the form of a $15 million revolving line of credit, less a $100,000 reserve established by the bank. The line of credit agreement is available from January 15—September 15. Historically, the outstanding balance on the credit facility usually follows the seasonal cycles described above, increasing during the early part of the operating cycle in the first and second quarters of each year and then decreasing from late in the second quarter and in to the third quarter as collections are used to reduce the outstanding balance. Such seasonality should continue in the future. The credit facility agreement contains covenants which, among other things, require the Company to meet certain financial ratio and net worth tests, restrict the level of additional indebtedness that the Company may incur, limit payments of dividends, restrict the sale of assets and limit investments that the Company may make. The Company has pledged essentially all of its tangible assets as collateral for the credit facility.

        At June 30, 2003 and 2002, there were no outstanding balances due under the credit facility. The Company had approximately $716,000 of open letter of credit agreements outstanding as of August 8, 2003.

        In April, 2002, in accordance with the terms of the Company's debt instruments, including the Indenture in respect of its 10.5% Senior Notes, the Company used $7.9 million aggregate net proceeds received in the Umbro settlement to repurchase $8.25 million aggregate principal amount of its Senior Notes. As a result of this transaction, the Company recognized a gain of $0.2 million.

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

        Net cash used in operations was $2.0 million for the three-month period ended June 30, 2003 compared to $4.1 million of net cash provided by operations for the three-month period ended June 30, 2002. Net cash used in operations increased to $9.3 million for the six-month period ended June 30, 2003 from $2.7 million for the six-month period ended June 30, 2002. The increase in net cash used is primarily due to the collection of outstanding receivables related to the Umbro soccer business in 2002. No similar funds were collected during 2003. For the six-month period, the increase is also partially due to a change in the timing of the receipt of customer deposits for the Company's regional and national championships.

        Net cash used in investing activities increased from $0.1 million in the three-month period ended June 30, 2002 to $0.2 million in the three-month period ended June 30, 2003. During the six-month period ended June 30, 2003, net cash used in investing activities increased to $0.8 million from $0.3 million for the six-month period ended June 30, 2002. These increases are due to the expected increase in capital expenditures during 2003.

        The decrease in net cash used in financing activities, from $8.1 million for the three-month and six-month periods ended June 30, 2002 to zero for the three-month and six-month periods ended June 30, 2003, is due to the redemption of the Company's 10.5% Senior Notes during 2002. No such redemption was made during 2003.

  Critical Accounting Policies

        Accounts receivable:    The majority of the Company's accounts receivables arise from the sale of cheerleading and dance team uniforms and accessories to high schools, junior high schools and all-star/youth groups throughout the United States. Except as described in Note 3 to the condensed consolidated financial statements, accounts receivable are due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due and the Company's previous loss history. The Company writes-off accounts receivable when they are determined to be uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The company fully reserves all service charges assessed on past due accounts. Service charge payments subsequently received are recognized as income at the time of payment.

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

  Seasonality and Quarterly Fluctuations

        Varsity's business and results of operations are highly seasonal and follow a similar annual pattern. With respect to Varsity's cheerleader and dance team camps, such camps are held exclusively in the summer months. Sales of Varsity's cheerleader, dance team and booster club uniforms and accessories primarily occur prior to the beginning of the school year. Accordingly, a substantial portion of Varsity's annual revenues and all of its net income is generated in the second and third quarters of each calendar year, while the first and fourth quarters have historically resulted in net losses. Varsity's working capital needs have generally followed a similar pattern reaching their peak at the end of the first calendar quarter and continuing through the second quarter. This period follows Varsity's off-season period during which it generates only nominal revenues while incurring expenditures in preparation for its approaching peak season. Varsity has typically incurred seasonal borrowings during this period which it has historically eliminated during the third quarter as it receives prepayments on camp tuition and fees. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview and seasonality."

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

Item 4.    CONTROLS AND PROCEDURES

        The Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of the Company's disclosure controls and procedures are effective. The Company's management, including the Chief Executive Officer and Chief Financial Officer also conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.

Part II

OTHER INFORMATION

Item 1. Legal Proceedings

        In May 2003, the Company and its directors were named defendants in a lawsuit filed in Tennessee related to the proposed merger. The lawsuit alleges that the defendants breached their fiduciary and other duties owed to the Company's stockholders, in that the $6.57 per share merger consideration to be paid to our stockholders is unfair, was derived through an unfair process, and does not represent the value of our future prospects. The complaint also alleges that the defendants engaged in self-dealing without regard to conflicts of interest. The complaint seeks, among other things: injunctive relief prohibiting the Company from consummating the merger; and costs and disbursements related to the action, including reasonable attorneys' and experts' fees.

        The Company's directors and management believe that the allegations contained in the complaint are without merit and intend to contest the action vigorously. On June 16, 2003, the Company filed a motion to dismiss this lawsuit on the grounds that the lawsuit should proceed, if at all, in Delaware, the Company's state of incorporation. On July 9, 2003, plaintiff filed his opposition to the Company's motion to dismiss, and argument on this motion is currently scheduled to be heard on September 11, 2003.

        On August 13, 2003, the Company, its directors and Leonard Green & Partners, L.P. were named defendants in a lawsuit filed in the Delaware Court of Chancery related to the proposed merger, and in connection therewith a motion for expedited proceedings was also filed (collectively, the "Delaware Action"). The Delaware Action alleges, among other things, that the Company and its directors breached their fiduciary and other duties owed to the Company's stockholders, in that the Company's proxy statement contained material misstatements and failed to fully disclose all material facts; that the board of directors are interested or lack independence in connection with the proposed transaction and accordingly, the board bears the burden of establishing the entire fairness of the merger, which burden the plaintiff alleges cannot be met; that the defendants failed to obtain the highest price reasonably available in connection with the sale of the Company; and that Leonard Green & Partners, L.P. aided and abetted the Company and its board of directors in breaching their fiduciary duties to the defendant. The Delaware Action seeks, among other things: injunctive relief, prohibiting the Company from consummating the merger; rescission of the proposed transaction; and damages and costs and disbursements related to the action, including attorneys' fees and experts' fees.

        The Company, its directors and Leonard Green & Partners, L.P., believe that the allegations contained in the Delaware Action are without merit and intend to contest the Delaware Action vigorously.

        In addition, the Company from time to time becomes involved in various claims and lawsuits incidental to its business. None of these matters are expected to have a material adverse effect on the Company's consolidated financial statements.

Item 2.    Changes in Securities

        None

Item 3.    Defaults upon Senior Securities

        None

Item 4.    Submission of Matters to a Vote of Security Holders

        None

Item 5.    Other Information

        None

Item 6.    Exhibits and Reports on Form 8-K

    (a)
    Exhibit index:

    31.1
    Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    31.2
    Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    32.1
    Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    32.2
    Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    99.1
    Press release issued by the Company on May 15, 2003

    (b)
    Reports on Form 8-K:

      On a Form 8-K, dated May 15, 2003, under Item 9, Regulation FD Disclosure, announcing the Company's first quarter 2003 results.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARSITY BRANDS, INC.
Date: August 14, 2003	By:	/s/ JEFFREY G. WEBB Jeffrey G. Webb President and Chief Executive Officer
Date: August 14, 2003	By:	/s/ JOHN M. NICHOLS John M. Nichols Chief Financial Officer and Principal Accounting Officer

QuickLinks

FOR THE QUARTER ENDED JUNE 30, 2003
VARSITY BRANDS, INC. INDEX
SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
VARSITY BRANDS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (in thousands)
Part I. FINANCIAL INFORMATION
VARSITY BRANDS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (In thousands, except for per share amounts)
VARSITY BRANDS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited) (In thousands)
VARSITY BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOW (In thousands)
VARSITY BRANDS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  1 Basis of presentation
  2 Earnings per share
  3 Receivables
  4 Inventories
  5 Supplemental cash flow information
  6 Income taxes
  7 Stock-Based Compensation
  8 Segment Information
  9 Accounting Pronouncements
  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Part II
OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities
  Item 3. Defaults upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES